Form 10-K
period 2020-12-31
7GC & Co. Holdings Inc.
filed 2021-03-26
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39826

7GC & Co. Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

388 Market Street, Suite 1300 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (628) 400-9284

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of Class A Common Stock, par value $0.0001 per share	VII	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock for $11.50 per share	VIIAW	The Nasdaq Stock Market LLC
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	VIIAU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units begin trading on The Nasdaq Capital Market on December 23, 2020 and the registrant’s shares of Class A common stock and warrants began trading on The Nasdaq Capital Market on February 12, 2021. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2020, as reported on The Nasdaq Capital Market was $244,490,000.

As of March 26, 2021 there were 23,000,000 shares of Class A common stock, par value $0.0001 per share (“Class A Common stock”) and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common stock”), of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

ii

Unless otherwise stated in this Annual Report on Form 10-K, references to:

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering, to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“sponsor” are to 7GC & Co. Holdings LLC, a Delaware limited liability company controlled by certain of our officers, directors and advisors;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees and any warrants issued upon conversion of working capital loans; and

●	“we,” “us,” “company” or “our company” are to 7GC & Co. Holdings Inc.

iii

PART I

Item 1. Business

Overview

We are an early-stage blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. While our efforts to identify a target business may span many industries and regions worldwide, we have focused our search for prospects within the technology industry. Our ability to locate a potential target is subject to the uncertainties discussed elsewhere in this report.

Initial Public Offering

On December 28, 2020, we consummated our initial public offering of 23,000,000 units (the “Units”). Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”), and one-half of one redeemable warrant of the Company (“warrant”), with each whole warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 7,350,000 warrants (the “Private Placement Warrants”) to 7GC & Co. Holdings LLC (our “Sponsor”) at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $6,500,000.

A total of $230,000,000, comprised of $222,650,000 of the proceeds from the initial public offering (which amount includes $8,050,000 of the underwriter’s deferred discount) and $7,350,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account (the “trust account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Our Partnership

We are a partnership between 7GC & Co Sarl, or “7GC” a technology growth fund based in San Francisco, California and Berlin, Germany, and Hennessy Capital LLC, or “Hennessy Capital”, a leading independent SPAC sponsor based in Wilson, Wyoming and Los Angeles, California. We seek to leverage the extensive SPAC experience and technology relationships of our officers, directors and advisors with founders, venture capitalists, and growth equity managers to identify, screen, select, and partner with a high growth, cutting-edge technology business. Our management team believes that its unique access to technology assets, coupled with a demonstrable SPAC track record, will be central to its differentiated investment strategy.

7 Global Capital

7GC is a San Francisco, California and Berlin, Germany based technology growth stage venture capital firm, whose mission is to invest in emerging global internet category winners by leveraging its value-adding expertise and proprietary network between the U.S. and Europe. The firm was founded by Dr. Steffen Pauls and Jack Leeney in 2016 to invest capital in U.S. growth stage technology companies that are at a lifecycle inflection point, which are positioned to become international leaders in software and internet. The firm is oriented to long-term investor philosophies, holding companies throughout their company lifecycle while delivering strategic support in the process.

7GC has been an early and active investor in companies that have demonstrated strong value creation, such as Cheddar TV, a company that was acquired in April 2019, and hims & hers (“hims”), a company that closed a business combination with Oaktree Acquisition Corp., a SPAC, in January 2021. 7 Global Capital participated in offerings of hims’ Series A, C and D shares from 2018 to 2020. 7GC invests across internet verticals, with considerable exposure in telehealth, future of work, marketplaces, and digital content services. 7GC is also a current investor in Jio Platforms, Capsule Pharmacy, Jyve, Roofstock, and The Mom Project. The firm also runs a fund of funds portfolio with LP investments in top-performing early-stage venture capital firms and selectively manages co-investments for the benefit of the firm’s limited partners.

Hennessy Capital

Hennessy Capital LLC is a Wilson, Wyoming and Los Angeles, California based alternative investment firm founded in 2013 by Daniel J. Hennessy. Since its founding, Hennessy Capital has been one of the leading independent SPAC sponsors, having raised, together with its managing partners, a total of five SPACs since 2013 aggregating over $1 billion of equity. Hennessy Capital’s mission is to be a strategic growth partner for founders, management, employees and shareholders.

Mr. Hennessy, the Founder and Managing Member of Hennessy Capital, is one of the longest tenured and most experienced independent SPAC sponsors. He has served as the Chairman and Chief Executive Officer of Hennessy Capital Acquisition Corp., Hennessy Capital Acquisition Corp. II, Hennessy Capital Acquisition Corp. III and Hennessy Capital Acquisition Corp. IV, and successfully orchestrated successful business combinations with Blue Bird Corporation (NASDAQ: BLBD), Daseke, Inc. (NASDAQ: DSKE), NRC Group Holdings Corp. (NYSE American: NRCG), and Canoo Holdings Ltd (NASDAQ: GOEV).

In addition, Mr. Hennessy is a senior advisor to PropTech Investment Corporation II (“PTIC”), which conducted an initial public offering in December 2020. Thomas D. Hennessy and M. Joseph Beck are the Co-Chief Executive Officers of PTIC and managing partners of Hennessy Capital. In addition, Jack Leeney and Courtney Robinson currently serve as directors of PTIC.

Since its founding, Hennessy Capital has developed proprietary SPAC execution expertise and built a network of top-tier third-party advisors and relationships to assist with target company origination, evaluation, due diligence, and merger execution. This network of advisors has supported Hennessy Capital in various roles for its various SPACs and is deeply integrated within Hennessy Capital’s SPAC execution framework. Following the completion of a business combination, we expect a Hennessy Capital representative will serve as a director of the post-merger public company to support strategic growth initiatives, provide capital markets expertise, and advise on human capital and leadership matters.

Experienced Management Team with Deal Sourcing Network

Our team is led by Jack Leeney, our Chairman and Chief Executive Officer. Since September 2016, Mr.Leeney has served as a Founding Partner of 7GC, and is responsible for running the firm’s operations. Mr. Leeney led the firm’s investments in Cheddar TV, Capsule Pharmacy, hims & hers, Jyve, Roofstock, The Mom Project, and Reliance Jio. He currently serves as a director for The Mom Project and PTIC. Between April 2011 and December 2016, Mr. Leeney served on the boards of directors of Quantenna Communications, Inc. (NASDAQ: QTNA), DoAt Media Ltd. (Private), CinePapaya (acquired by Comcast), Joyent (acquired by Samsung), BOKU, Inc. (AIM: BOKU), Eventful (acquired by CBS) and Blueliv (Private). Previously, Mr. Leeney served as the Head of U.S. Investing for Telefonica Ventures between June 2012 and September 2016, the investment arm of Telefonica (NYSE: TEF), as an investor at Hercules Capital (NYSE: HTGC) between May 2011 and June 2012 and began his career as a technology-focused investment banker at Morgan Stanley in 2007 where he worked on the initial public offerings for Tesla Motors, LinkedIn and Pandora.

Mr. Leeney’s experience of over 13 years working in technology investing at Morgan Stanley, Hercules Capital, Telefonica Ventures, and co-founding 7GC have resulted in assembling a global team of investment professionals, creating a network with major global technology entrepreneurs and investment professionals, and investing significantly within venture capital.

Our management team also includes Christopher Walsh, our Chief Financial Officer and Chief Operating Officer. Since September 2020, Mr. Walsh has served as a Vice President at 7GC, where he is responsible for sourcing new investment opportunities and due diligence for all fund investments. Mr. Walsh brings significant investment and financial expertise across private and public capital markets. Mr. Walsh assisted with the successful launch of Empros Capital in 2016, a boutique merchant bank that worked with pre-IPO and growth-stage technology companies, where he worked until 2019. Mr. Walsh played an active role in working with Empros Capital’s portfolio companies, working closely with management teams of several “Unicorn” companies within the FinTech, Enterprise Software, Online Marketplace, and Mobility verticals. Mr. Walsh began his career as a technology investor at Disruptive Technology Advisers in 2015, where he invested and advised growth stage companies including Palantir Technologies. Over the last five years, Mr. Walsh has developed a large network of public and private investors, bankers, advisors, and entrepreneurs, who we believe will aid us in completing a business combination.

Our management team’s and advisors’ contacts and relationships are extensive across the technology ecosystem, providing superior access to potential targets. Our network includes partners at U.S. venture capital and private equity funds with investments in high growth technology companies and founders of technology companies. We intend to leverage this network to gain exclusive access to and identify attractive target businesses in the technology industry.

Board of Directors

We have recruited and organized a group of highly accomplished and engaged directors, including independent directors, who will bring to us public company governance, executive leadership, operations oversight and capital markets expertise. Our board members have served as directors, officers, partners and other executive and advisory capacities for publicly-listed and privately-owned companies and private equity and venture capital firms. Our directors have extensive experience with public equity investing, mergers and acquisitions, divestitures and corporate strategy and possess relevant domain expertise in the sectors where we expect to source business combination targets. We believe their collective expertise, contacts and relationships will make us a highly desirable merger partner. Finally, all of our directors are individual investors in our sponsor.

In addition to supporting us in the areas of assessment of key risks and opportunities and due diligence, members of our board of directors may also advise us after the completion of our business combination in overseeing our strategy and value creation plan where relevant expertise exists.

Business Strategy

We believe we have a competitive advantage in sourcing potential technology firms backed by the world’s premier venture capital firms. According to CBinsights and Crunchbase data, 36% of unicorn investors hold 75% of all unicorn investments. Our sourcing process will leverage our management team’s deep relationships with top-tier entrepreneurs and investors in the U.S. venture capital ecosystem through the 7GC platform including co-investment partners with leading venture capitalist and growth equity funds. Many of these firms, given 7GC’s strategic approach, bring us organic deal flow. Given our network and thematic approach, we anticipate that similar target merger candidates may be brought to us by these co-investment partners. In addition, we believe Hennessy Capital’s reputation, experience, and track record of successful SPAC business combinations will make us a preferred partner for these potential targets.

Business Combination Criteria

We are seeking a business combination with a business:

●	in a technology sector or subsector, whose business is characterized within the consumer internet and enterprise SaaS landscape with scaled market leadership;

●	model that is immersed in the “offline to online” phenomenon, creating a digitalization process within an incumbent or legacy-based process;

●	close to our proximal co-invest networks of founders, operators, investors, and advisors; and

●	in which we have a differentiated view on the ability of the target to create value as a public company versus remaining a private business.

Our Business Combination Process

In evaluating prospective business combinations, we have conducted and will continue to conduct a thorough due diligence review processes that encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We also utilize our expertise analyzing target companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or advisors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, directors or advisors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our advisors directly and indirectly own our founders shares and Private Placement Warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity, including PTIC. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination, as we believe any such opportunities presented would be smaller than what we are interested in, in different fields than what we would be interested in, or to entities that are not themselves in the business of engaging in business combinations. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We believe our management team’s and our advisors’ operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in many industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates exceeds $700 million as of the prior June 30.

Financial Position

With funds available for an initial business combination initially in the amount of approximately $230,000,000 as of December 31, 2020, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We will effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements which we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Sources of Target Businesses

Target business candidates have and will continue to be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we have not engaged the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a business combination transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors and advisors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers, directors or advisors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers, directors or advisors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Potential target companies with whom we may engage in discussions with may have had prior discussions with other blank check companies, bankers in the industry and/or other professional advisors including blank check companies with which our executive officers or board of directors were affiliated. We may pursue transactions with such potential targets (i) if such other blank check companies are no longer pursuing transactions with such potential targets, (ii) if we become aware that such potential targets are interested in a potential initial business combination with us and (iii) if we believe such transactions would be attractive to our stockholders. We have not contacted any of the prospective target businesses that any special purpose acquisition company affiliated with our officers, directors and advisors has considered and rejected while they were a blank check company searching for target businesses with which to consummate an initial business combination. However, we may contact such targets if we become aware that such targets are interested in a potential initial business combination with us and such transaction would be attractive to our stockholders.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our Board of Directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our Board of Directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We will structure our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act”. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

As a result, in addition to our initial stockholders’ founder shares, we would need only 8,625,001, or 37.5%, of the 23,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted; or 1,437,502, or 6.25%, assuming only the minimum number of shares representing a quorum are voted and assuming our sponsor, officers and directors do not purchase any public shares) in order to have our initial business combination approved (in each case assuming the over-allotment option is not exercised). We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. Our amended and restated certificate of incorporation will provide that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we will conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors, advisors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors, advisors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to Cantor Fitzgerald & Co. (“Cantor”). Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 6,562,501, or 37.5%, of the 17,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted; or 1,093,752, or 6.25%, assuming only the minimum number of shares representing a quorum are voted and assuming our sponsor, officers and directors do not purchase any public shares) in order to have our initial business combination approved (in each case assuming the over-allotment option is not exercised). We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. Our amended and restated certificate of incorporation will provide that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the meeting held to approve a proposed initial business combination by a date set forth in the proxy materials mailed to such holders or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our proxy materials until the date set forth in such proxy materials to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until December 28, 2022.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our initial public offering to complete our initial business combination (or until December 28, 2022). If we are unable to complete our initial business combination by December 28, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by December 28, 2022.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by December 28, 2022. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by December 28, 2022.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 28, 2022 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to certain funds from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 28, 2022 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 28, 2022 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by December 28, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following December 28, 2022 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 28, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by December 28, 2022, subject to applicable law. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and may continue to encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 388 Market Street, Suite 1300, San Francisco, CA 94111 and our telephone number is (628) 400-9284. Our executive offices are provided to us by our sponsor. We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act, and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-OxleyAct regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates exceeds $700 million as of the prior June 30.

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are an early stage Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities' may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated December 28, 2020.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at 388 Market Street, Suite 1300, San Francisco, CA 94111 and our telephone number is (628) 400-9284. Our executive offices are provided to us by our sponsor. We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A common stock and warrants are each traded on the NASDAQ Capital Market under the symbols “VIIAU,” “VII” and “VIIAW, respectively. Our units commenced public trading on December 23, 2020, and our Class A common stock and warrants commenced public trading separately on February 12, 2021.

(b) Holders

On March 26, 2021, there was 1 holder of record of our units, 1 holder of record of our shares of Class A common stock and 2 holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

On December 28, 2020, simultaneously with the closing of our initial public offering, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 7,350,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $7,350,000. The Private Placement Warrants are identical to the Warrants included in the Units sold as part of the Units in the IPO, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g) Use of Proceeds from the Initial Public Offering

On December 28, 2020, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units”), including 3,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and one-half of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

A total of $230,000,000 of the proceeds from the initial public offering (which amount includes $8,050,000 of the underwriters’ deferred discount) and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “us,” “our” or “we” refer to 7GC & Co. Holdings Inc. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Delaware corporation on September 18, 2020. We were formed for the purpose of for the purpose of effecting an initial business combination with a target business. We are not limited to a particular industry or sector for purposes effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is 7GC & Co. Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on December 22, 2020. On December 28, 2020, we consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.2 million, of which approximately $8.1 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 7,350,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to our Sponsor, generating proceeds of approximately $7.4 million.

Upon the closing of the Initial Public Offering  and the Private Placement $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S, government treasury obligations until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

We will only have 24 months from the closing of the Initial Public Offering, or December 28, 2022, to complete our initial Business Combination (the “Combination Period”). If we do not complete a Business Combination within this period of time (and stockholders do not approve an amendment to the amended and restated certificate of incorporation to extend this date), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our Company, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. The representative of the underwriters has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $1.7 million in cash in our operating account and working capital of approximately $2.2 million (excluding tax obligations of approximately $57,000 that may be paid using investment income earned in Trust Account).

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through a payment of $25,000 from our Sponsor to purchase Founder Shares, and loan proceeds from our Sponsor of $150,000 under the Note (Note 4). We repaid the Note in full on December 28, 2020. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from the date of this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity had been related to our formation, Initial Public Offering, which was consummated on December 28, 2020, and since the Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our Initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from September 18, 2020 through December 31, 2020, we had net loss of approximately $102,000, which consisted of approximately $45,000 in general and administrative expenses and approximately $57,000 in franchise tax expense, offset by $189 in gain on investments held in the Trust Account.

Related Party Transactions

Founder Shares

On October 13, 2020, our Sponsor purchased 5,031,250 shares of our Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.005 per share. On December 1, 2020, our Sponsor transferred 25,000 Founder Shares to each of our four director nominees. In December 2020, we effected a stock dividend of approximately 0.143 shares for each share of Class B common stock outstanding, resulting in an aggregate of 5,750,000 Founder Shares outstanding. Certain of the initial stockholders then retransferred an aggregate of 14,286 shares back to our Sponsor. Of the 5,750,000 Founder Shares outstanding, up to 750,000 shares were subject to forfeiture by our Sponsor to the extent that the underwriters’ over-allotment was not exercised in full, so that the initial stockholders would own 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on December 28, 2020; thus, the 750,000 Founder Shares are no longer subject to forfeiture.

The Company’s initial stockholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 7,350,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $7.4 million.

Each warrant is exercisable to purchase one share of our Class A common stock at a price of $11.50 per share. Certain proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirement of applicable law) and the Private Placement Warrants will expire worthless.

Promissory Note - Related Party

On September 18, 2020, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was due upon the completion of the Initial Public Offering. We borrowed $150,000 under the Note and repaid the Note in full on December 28, 2020.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Warrant. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2020, we had no borrowings under the Working Capital Loans.

Administrative Support Agreement

We agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by us of a Business Combination or the liquidation of our Company.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the registration statement for the Initial Public Offering. The holders of these securities are entitled to make up to three demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by the Company. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters exercised their over-allotment option in full on December 28, 2020.

The underwriters were entitled to a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, or $4.6 million in the aggregate. In addition, the representative of the underwriters is entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or approximately $8.1 million. The deferred fee will become payable to the representative of the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 21,908,593 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheet.

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 18,850,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period.

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of taxes payable, for the period from September 18, 2020 (inception) to December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the period from September 18, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of approximately $102,000, less net income attributable to Class A common stock of $0, resulting in a net loss of approximately $102,000, by the weighted average number of Class B common stock outstanding for the period.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Through December 31, 2020, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on September 18, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-16 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Jack Leeney	36	Chairman of the Board, Chief Executive Officer and President
Christopher Walsh	29	Chief Financial Officer, Chief Operating Officer and Secretary
Thomas D. Hennessy	35	Director
M. Joseph Beck	35	Director
Courtney Robinson	36	Director
Tripp Jones	40	Director
Kent Schofield	40	Director
Patrick Eggen	45	Director

The experience of our directors and executive officers is as follows:

Jack Leeney has served as our Chairman and Chief Executive Officer since inception. Since September 2016, Mr. Leeney has served as a Founding Partner of 7GC, and is responsible for running the firm’s operations. Mr. Leeney led the firm’s investments in Cheddar TV, Capsule Pharmacy, hims & hers, Jyve, Roofstock, The Mom Project, and Reliance Jio. He currently serves as a director for The Mom Project and PTIC. Between April2011 and December 2016, Mr. Leeney served on the boards of directors of Quantenna Communications, Inc. (NASDAQ: QTNA), DoAt Media Ltd. (Private), CinePapaya (acquired by Comcast), Joyent (acquired by Samsung), BOKU, Inc. (AIM: BOKU), Eventful (acquired by CBS) and Blueliv (Private). Previously, Mr. Leeney served as the Head of U.S. Investing for Telefonica Ventures between June 2012 and September 2016, the investment arm of Telefonica (NYSE: TEF), as an investor at Hercules Capital (NYSE: HTGC) between May 2011 and June 2012 and began his career as a technology-focused investment banker at Morgan Stanley in 2007, where he worked on the initial public offerings for Tesla Motors, LinkedIn and Pandora. Mr. Leeney holds a B.S. from Syracuse University. Mr. Leeney is well qualified to serve as director due to his extensive venture capital experience.

Christopher Walsh has served as our Chief Financial Officer and Chief Operating Officer since inception. Since September 2020, Mr. Walsh has served as a Vice President at 7GC, where he is responsible for sourcing new investment opportunities and due diligence for all fund investments. Mr. Walsh assisted with the successful launch of Empros Capital in 2016, a boutique merchant bank that worked with pre-IPO and growth-stage technology companies, where he worked until 2019. Mr. Walsh played an active role in working with Empros Capital’s portfolio companies, working closely with management teams of several “Unicorn” companies within the FinTech, Enterprise Software, Online Marketplace, and Mobility verticals. Mr. Walsh began his career as a technology investor at Disruptive Technology Advisers in 2015, where he invested and advised growth stage companies including Palantir Technologies. Mr. Walsh holds a B.A. degree from Wesleyan University.

Thomas D. Hennessy has served as one of our directors since December 2020. From November 2019 to December 2020 he has served as the Chairman, Co-Chief Executive Officer and President of PTAC, a special purpose acquisition company, which in December 2020 closed an initial business combination with Porch.com. He has also served as the Chairman, Co-Chief Executive Officer and President of PTIC, a special purpose acquisition company targeting businesses in the real estate technology industry since August 2020. Mr. Hennessy has served as the Managing Partner of Real Estate Strategies of Hennessy Capital LLC since July 2019. From September 2014 to July 2019, Mr. Hennessy served as a Portfolio Manager of ADIA, the largest global institutional real estate investor, where he was responsible for managing office, residential, and retail assets in the U.S. totaling over $2.1billion of net asset value or $5.0 billion of gross asset value. While at ADIA, Mr. Hennessy executed over $475billion of equity commitments to U.S. acquisitions and developments and over $435 million of limited partner equity commitments to opportunistic real estate equity funds, real estate credit funds, and real estate technology venture capital funds. Mr. Hennessy also created and led ADIA’s PropTech investment mandate, which included committing equity to PropTech. From January 2011 to April 2014, Mr. Hennessy served as an associate at Equity International Management LLC, an opportunistic real estate private equity fund founded by Sam Zell, where he evaluated investments and structured equity investments in real estate operating platforms in emerging markets. From September 2009 to January 2011, Mr. Hennessy served as an associate for CERES Real Estate Partners LLC, a private investment management company. From June 2007 to June 2009, Mr. Hennessy served as an analyst in the investment banking division of Credit Suisse, where he focused on mergers and acquisitions for companies in the real estate, gaming, lodging and leisure sectors as well as public and private financings of equity, debt and structured products. Mr. Hennessy is the son of Daniel J. Hennessy, one of our advisors. Mr. Hennessy holds a B.A. degree from Georgetown University and an M.B.A. from the University of Chicago Booth School of Business. Mr. Hennessy is well qualified to serve as director due to his extensive SPAC and private equity experience.

M. Joseph Beck has served as one of our Directors since December 2020. Since November 2019 to December 2020, he has served as the Co-Chief Executive Officer, Chief Financial Officer and a director at PTAC. He has also served as the Co-Chief Executive Officer, Chief Financial Officer and a director of PTIC since August 2020. Mr. Beck has served as the Managing Partner of Real Estate Strategies of Hennessy Capital LLC since July 2019. From August 2012 to July 2019, Mr. Beck served as a Senior Investment Manager of ADIA, where he was responsible for managing office, residential, industrial and retail assets in the U.S. totaling over $2.7 billion of net asset value or $3.6 billion of gross asset value. While at ADIA, Mr. Beck executed over $2.2 billion of equity commitments to U.S. acquisitions and developments and over $400million of limited partner equity commitments to opportunistic real estate equity funds and real estate credit funds. Mr. Beck also led an internal restructuring of a seven-asset, $3.5 billion gross asset value portfolio at the ADIA. From July 2008 to August 2012, Mr. Beck served as an analyst in the Investment Banking Division of Goldman, Sachs & Co., where he focused on mergers and acquisitions for companies in the real estate sector as well as public and private financings of equity, debt and structured products. Mr. Beck holds a B.A. degree from Yale University. Mr. Beck is well qualified to serve as director due to his extensive SPAC and investment experience.

Courtney Robinson has served as one of our Directors since December 2020. She has served as a director of PTAC since November 2019 and as a director of PTIC since December 2020. Since October 2014, Ms. Robinson has served as a Founding Partner of Advance Venture Partners LLC, a growth stage venture capital firm, and is responsible for the firm’s consumer investment practice. Ms. Robinson led the firm’s investments in Bellhops, a technology-enabled moving service; Brandable, a portfolio of CPG brands; Curology, a personalized skincare provider; Modsy, an interior design marketplace; Rent the Runway, a subscription clothing business; and Sawyer, an education marketplace. Between December 2011 and October 2014, Ms. Robinson was a Founding Principal at American Express Ventures, the investment arm of American Express (NYSE: AXP), and before that, served as Director of Business Development at Plum District, a local commerce marketplace, between February 2011 and December 2011. She began her career as a technology-focused investment banker at GCA Savvian Advisors LLC in 2006. Ms. Robinson holds a B.A. from Columbia University. Ms. Robinson is well qualified to serve as a director due to her extensive investment and advisory experience.

Tripp Jones has served as one of our Directors since December 2020. Since May 2011, Mr. Jones has served as a General Partner of August Capital, a venture capital firm, where he is responsible for the firm’s Special Opportunities funds. Mr. Jones has led the firm’s investments in ADARA, BARK, CommonBond, Compology, Hipcamp, Paperless Post, Quandl, Revel, Rocketmiles, Spacious, Sun Basket, Wattpad, and Yumi. He currently acts a director of Yumi, Sun Basket, Cosmopology, CommonBond.io, Paperless Post, Bark and Adara, and acts as a board observer for Hipcamp and Sendbird. From October 2013 to August 2019, Mr. Jones served on the boards of directors of Spacious.com (acquired by WeWork), Quandl (acquired by Nasdaq), RJMetrics (acquired by Magento Commerce), and RocketMiles (acquired by Priceline). Between June 2007 and May 2011, Mr. Jones served as a Senior Associate at Spectrum Equity Investors, and between August 2005 and June 2007, served as an analyst at JMP Securities. Mr.Jones began his career as an investment banker at BMO Capital Markets. Mr. Jones holds a B.A. from Princeton University. Mr. Jones is well qualified to serve as director due to his extensive venture capital and investment experience.

Kent Schofield has served as one of our Directors since December 2020. Since April 2017, Mr. Schofield has served as the Financial, Planning, and Analysis team leader at Uber Technologies, Inc., or Uber (NYSE:UBER). Mr. Schofield also was head of investor relations in 2019, before, during, and after Uber’s initial public offering in May 2019. Between September 2010 and June 2015, Mr. Schofield served as a Vice President and lead equity analyst at Goldman Sachs within the TMT division. From December 2006 to September 2010, Mr. Schofield served as an associate equity research analyst at Citigroup, where he covered Software, Enterprise Information Technology and Hardware sectors. Mr. Schofield began his career as an equity research analyst at Prudential Securities in 2004. Mr.Schofield holds a B.A. in Economics from UCLA. Mr. Schofield is well qualified to serve as director due to his extensive public market investing and financial experience.

Patrick Eggen has served as one of our Directors since December 2020. Since March 2018, Mr. Eggen has served as a Founding General Partner of Counterpart Ventures, an early stage venture capital firm. Mr. Eggen led the firm’s investments in Sense360, data insights platform (acquired by Medallia in 2020), Particle, IoT platform for the enterprise, Cloudbeds, hospitality management platform and Prismo Systems, cybersecurity software for the enterprise. Between February 2005 and March 2018, Mr. Eggen was a Managing Director at Qualcomm Ventures where he oversaw North America investment strategy and founded their Global Early Stage Fund, whose investments included Zoom (NASDAQ:ZM), Cruise (acquired by General Motors), 99 (acquired by Didi), Matterport, Noom and SwiftNav. Additionally he co-sponsored investments in Ring (acquired by Amazon) and Waze (acquired by Google). Prior investments (exits) include Aicent, Avaak (acquired by NetGear), Divide (acquired by Google), Clicker (acquired by CBS), Magisto (acquired by IAC), Tempo.AI (acquired by Salesforce), ThinkNear (acquired by Telenav) and Viewdle (acquired by Google). From July 1998 to September 2001, Mr. Eggen served as an analyst in the Investment Banking Division of Salomon Smith Barney, where he focused on mergers & acquisitions and capital raising advisory in the Global Telecommunications team. Mr. Eggen holds a B.A. from Northwestern University and a M.B.A. from the Northwestern Kellogg School of Management. Mr. Eggen is well qualified to serve as director due to his extensive venture capital and investment experience.

Advisors

In addition to our independent directors, we have recruited two highly accomplished senior advisors who bring to us significant experience in special purpose acquisition companies, global investment management, public and private equity and debt capital markets. Our senior advisors advise us on public company governance, executive leadership, human capital management, corporate strategy and capital markets. Our senior advisors have served as directors, officers, executives, and partners for publicly-listed and privately-owned companies, private equity firms, and global investment managers. In addition to advising us in the areas of assessment of key risks and opportunities and due diligence, our senior advisors may also advise us after the completion of our business combination in overseeing our strategy and value creation plan where relevant expertise exists.

Our advisors (i) provide their business insights when we assess potential business combination targets and (ii) upon our request, provide their business insights as we work to create additional value in the businesses that we invest. In this regard, they fulfill some of the same functions as our board members. However, they have no written advisory, employment or advisory agreement with us. Additionally, except as disclosed under “Principal Stockholders,” our advisors have no other employment or compensation arrangements with us. Moreover, our advisors are not be under any fiduciary obligations to us nor will they perform board or committee functions, nor will they have any voting or decision making capacity on our behalf. They are not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if any of our advisors becomes aware of a business combination opportunity which is suitable for any of the entities to which he has fiduciary or contractual obligations (including other blank check companies), he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses that we may invest.

Daniel J. Hennessy is one of our senior advisors and is the Founder and the Managing Member of Hennessy Capital LLC, an alternative investment firm founded in 2013 that focuses on sustainable industrial technology, infrastructure, and real estate technology sectors. Since October 2020, Mr. Hennessy has served as Chairman and Chief Executive Officer of Hennessy Capital Acquisition Corp. V (NASDAQ: HCIC). He currently serves as a senior advisor to PTIC, a special purpose acquisition company which conducted an initial public offering in December 2020. Since March 2019, Mr. Hennessy has also served as Chairman and CEO of Hennessy Capital Acquisition Corp. IV, or Hennessy IV (NASDAQ: HCAC). Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. III, or Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services, now known as US Ecology, Inc. (NASDAQ: ECOL) and served as a director from January 2017 to October 2019. From April 2015 to February 2017, Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. II, or Hennessy II, which merged with Daseke in February 2017 and is now known as Daseke, Inc. (NASDAQ: DSKE) and since February 2017, has served as its Vice Chairman. From September 2013 to February 2015, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., or Hennessy I, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and previously served as a director from September 2013 to April 2019. From 1988 to 2016, Mr. Hennessy served as a Partner at Code Hennessy & Simmons LLC (n/k/a CHS Capital or “CHS”), a middle-market private equity investment firm he co-founded in 1988. Prior to forming CHS, Mr. Hennessy was employed by Citicorp from 1984 to 1988 as head of the Midwest Region for Citicorp Mezzanine Investments and Vice President and Team Leader with Citicorp Leveraged Capital Group. He began his career in 1981 in the oil and gas lending group at Continental Illinois National Bank (now Bank of America) where he was a Banking Officer. Mr. Hennessy holds a B.A. degree, magna cum laude, from Boston College and an M.B.A. from the University of Michigan Ross School of Business. Mr. Hennessy is the father of Thomas D. Hennessy, an independent director.

Dr. Steffen Pauls currently serves as a Founding Partner of 7GC, a growth stage venture capital fund founded in 2015 that focuses on technology investments. Dr. Pauls has also served as Founder and Chairman of Moonfare gmbH, an investing platform that has invested over $400 million across various alternative investment funds, since October 2015. From 2004 to 2015 Dr. Pauls served as a Managing Director of KKR & Co. Inc., or KKR, where he was a senior member of KKR’s deal team, responsible for the German market, deal origination, due diligence and portfolio coverage. Additionally, Dr. Pauls was a senior member of KKR Capstone, the firm’s “Operations Group.” Dr. Pauls served on the boards of directors of ATU Auto-Teile-Unger Handels GmbH & Co KG (Private), Die 1&1 Versatel GmbH (Private), Hertha BSC (Private), United Group B.V. (Private), and Pro7Sat1 Group (PSM:DE). Previously, Dr. Pauls served as the Co-Founder and CEO for First Five Inc. (Private) between 1999 and 2003 and began his career at Boston Consulting Group from 1993 to 1999. Dr. Pauls holds a Masters degree from the University of Mannheim in Germany, an MBA from ESSEC in France, and a Doctoral degree from University of Trier in Germany.

Number and Terms of Office of Officers and Directors

Our board consists of seven directors and is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Tripp Jones and Patrick Eggen, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Courtney Robinson and Kent Schofield, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Jack Leeney, Thomas D. Hennessy and M. Joseph Beck, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Kent Schofield, Tripp Jones and Patrick Eggen serve as members of our audit committee, and Mr. Schofield chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Kent Schofield, Tripp Jones and Patrick Eggen meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Schofield qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Courtney Robinson and Tripp Jones serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Courtney Robinson and Tripp Jones are independent and Ms. Robinson chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluations;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Kent Schofield, Tripp Jones, Patrick Eggen and Courtney Robinson. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement for our initial public offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Other than the monthly payment of $10,000 to our sponsor for office space, administrative and support services, none of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors, review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 28,750,000 shares of our common stock, consisting of (i) 23,000,000 shares of our Class A common stock and (ii) 5,750,000 shares of our Class B common stock, issued and outstanding as of March 26, 2021. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Shares
7GC & Co. Holdings LLC (our sponsor)(2)(3)	—	—	5,650,000	98.3%	19.7%
Jack Leeney (3)	—	—	5,650,000	98.3%	19.7%
Christopher Walsh	—	—	—	—	—
Thomas D. Hennesey (3)	—	—	5,650,000	98.3%	19.7%
M. Joseph Beck (3)	-		5,650,000	98.3%	19.7%
Courtney Robinson	—	—	25,000	*	—
Tripp Jones	—	—	25,000	*	—
Kent Schofield	—	—	25,000	*	—
Patrick Eggen	—	—	25,000	*	—
All directors and executive officers as a group (7 individuals)(2)	—	—	5,750,000	100%	20%

*	less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 7GC & Co. Holdings Inc., 388 Market Street, Suite 1300, San Francisco, CA 94111.
(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis subject to adjustment, pursuant to the anti-dilution provisions contained therein.
(3)	Our sponsor is the record holder of such shares. VII Co-Invest Sponsor LLC and HC 7GC Partners I LLC are the managing members of the sponsor. VII Co-Invest Sponsor LLC is managed by SP Global Advisors LLC, which is managed by Mr. Leeney. Each of Mr. Hennessy and Mr. Beck are the managing members of HC 7GC Partners I LLC. As such, each of the foregoing individuals have voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Excludes 7.350,000 shares which may be purchased by exercising warrants that are not presently exercisable. The address business address is 388 Market Street, Suite 1300, San Francisco, CA 94111.

Securities Authorized for Issuance under Equity Compensation Table

None

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In September 2020, our sponsor purchased 5,031,250 founder shares for an aggregate purchase price of $25,000, or approximately $0.005 per share. On December 1, 2020, our sponsor transferred 25,000 founder shares to each of Messrs. Jones, Schofield and Eggen, and Ms. Robinson, our independent director nominees. In December 2020, the Company effected a stock dividend of approximately 0.143 shares for each share of Class B common stock outstanding, resulting in an aggregate of 5,750,000 Founder Shares outstanding. Certain of the initial stockholders then retransferred an aggregate of 14,286 shares back to the Sponsor. Of the 5,750,000 Founder Shares outstanding, up to 750,000 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full, so that the initial stockholders would own 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on December 28, 2020; thus, these 750,000 Founder Shares are no longer subject to forfeiture.

Since December 2020, we have paid our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our initial public offering, our sponsor loaned us $150,000 under an unsecured promissory note, which were used for a portion of the expenses of our initial public offering. The loans were fully repaid upon the closing of our initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or WithumSmith, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WithumSmith in connection with regulatory filings. The aggregate fees of WithumSmith for professional services rendered for the audit of our financial statements and other required filings with the SEC for the year ended December 31, 2020 totaled approximately $75,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2020 we did not pay WithumSmith any audit-related fees.

Tax Fees. We did not pay WithumSmith for tax services, planning or advice for the year ended December 31, 2020.

All Other Fees. We did not pay WithumSmith for any other services for the year ended December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Item 16. Form 10-K Summary

Not applicable.

7GC & CO. HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

7GC & Co. Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of 7GC & Co. Holdings Inc. (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from September 18, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 18, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 26, 2021

7GC & CO. HOLDINGS, INC.

BALANCE SHEET

December 31, 2020

Assets:
Current assets:
Cash	$1,724,354
Prepaid expenses	555,410
Total current assets	2,279,764
Investments held in Trust Account	230,000,189
Total Assets	$232,279,953
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$16,981
Accrued expenses	70,000
Franchise tax payable	57,036
Total current liabilities	144,017
Deferred underwriting commissions	8,050,000
Total Liabilities	8,194,017

Commitments and Contingencies
Class A common stock, $0.0001 par value; 21,908,593 shares subject to possible redemption at $10.00 per share	219,085,930

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,091,407 shares issued and outstanding (excluding 21,908,593 shares subject to possible redemption)	109
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	5,101,106
Accumulated deficit	(101,784)
Total stockholders' equity	5,000,006
Total Liabilities and Stockholders' Equity	$232,279,953

The accompanying notes are an integral part of these financial statements.

7GC & CO. HOLDINGS, INC.

STATEMENT OF OPERATIONS

For the Period from September 18, 2020 (inception) through December 31, 2020

General and administrative expenses	$44,937
Franchise tax expenses	57,036
Total operating expenses	(101,973)
Gain on investments held in Trust Account	189
Net loss	$(101,784)
Weighted average shares outstanding of Class A common stock	23,000,000
Basic and diluted net income per share, Class A common stock	$-
Weighted average shares outstanding of Class B common stock	5,037,500
Basic and diluted net loss per share, Class B common stock	$(0.02)

The accompanying notes are an integral part of these financial statements.

7GC & CO. HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from September 18, 2020 (inception) through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 18, 2020 (inception)	-	$ -	-	$-	$-	$ -	$-
Issuance of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Sale of units in initial public offering, gross	23,000,000	2,300	-	-	229,997,700	-	230,000,000
Offering costs	-	-	-	-	(13,187,280)	-	(13,187,280)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	7,350,000	-	7,350,000
Common stock subject to possible redemption	(21,908,593)	(2,191)	-	-	(219,083,739)	-	(219,085,930)
Net loss	-	-	-	-	-	(101,784)	(101,784)
Balance - December 31, 2020	1,091,407	$ 109	5,750,000	$575	$5,101,106	$(101,784)	$5,000,006

The accompanying notes are an integral part of these financial statements.

7GC & CO. HOLDINGS, INC.

STATEMENT OF CASH FLOWS

For the Period from September 18, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(101,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(189)
Changes in operating assets and liabilities:
Prepaid expenses	(555,410)
Accounts payable	16,981
Franchise tax payable	57,036
Net cash used in operating activities	(583,366)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	150,000
Repayment of note payable to related party	(150,000)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	7,350,000
Offering costs paid	(5,067,280)
Net cash provided by financing activities	232,307,720

Net increase in cash	1,724,354

Cash - beginning of the period	-
Cash - end of the period	$1,724,354

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions in connection with the initial public offering	$8,050,000
Initial classification of Class A common stock subject to possible redemption	$219,102,020
Change in initial value of Class A common stock subject to possible redemption	$(16,090)

The accompanying notes are an integral part of these financial statements.

7GC & CO. HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

Organization and General

7GC & Co. Holdings, Inc. (the “Company”) was incorporated as a Delaware corporation on September 18, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company has not commenced any operations. All activity for the period from September 18, 2020 (inception) through December 31, 2020 has been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenue until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is 7GC & Co. Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 22, 2020. On December 28, 2020, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.2 million, of which approximately $8.1 million was for deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,350,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $7.4 million (Note 4).

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S, government treasury obligations until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which public stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that, a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The Public Stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriters (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A common stock are recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Company’s Sponsor has agreed (a) to vote its Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Placement Warrants (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the amended and restated certificate of incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or December 28, 2022 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. The representative of the underwriters has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, we have not asked the Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $1.7 million of cash in its operating account and working capital of approximately $2.2 million (excluding tax obligations of approximately $57,000 that may be paid using investment income earned in Trust Account).

The Company’s liquidity prior to the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $150,000 under the Note (Note 4). The Company repaid the Note in full on December 28, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Emerging Growth Company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of December 31, 2020 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value.  The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering. These costs were charged to additional paid-in capital upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 21,908,593 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Common Share

Net income (loss) per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 18,850,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of taxes payable, for the period from September 18, 2020 (inception) to December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the period from September 18, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of approximately $102,000, less net income attributable to Class A common stock of $0, resulting in a net loss of approximately $102,000, by the weighted average number of Class B common stock outstanding for the period.

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Note 3—Initial Public Offering

On December 28, 2020, the Company consummated its Initial Public Offering of 23,000,000 Units, including 3,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.2 million, of which approximately $8.1 million was for deferred underwriting commissions.

Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Founder Shares

On October 13, 2020, the Sponsor purchased 5,031,250 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.005 per share. On December 1, 2020, the Sponsor transferred 25,000 Founder Shares to each of the Company’s four director nominees. In December 2020, the Company effected a stock dividend of approximately 0.143 shares for each share of Class B common stock outstanding, resulting in an aggregate of 5,750,000 Founder Shares outstanding. Certain of the initial stockholders then retransferred an aggregate of 14,286 shares back to the Sponsor. Of the 5,750,000 Founder Shares outstanding, up to 750,000 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full, so that the initial stockholders would own 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on December 28, 2020; thus, the 750,000 Founder Shares were no longer subject to forfeiture.

The Company’s initial stockholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 7,350,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $7.4 million.

Each warrant is exercisable to purchase one share of the Company’s Class A common stock at a price of $11.50 per share. Certain proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirement of applicable law) and the Private Placement Warrants will expire worthless.

Promissory Note - Related Party

On September 18, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was due upon the completion of the Initial Public Offering. The Company borrowed $150,000 under the Note and repaid the Note in full on December 28, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

Note 5—Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) were entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters exercised their over-allotment option in full on December 28, 2020.

The underwriters were entitled to a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, or $4.6 million in the aggregate. In addition, the representative of the underwriters is entitled to a deferred fee of 3.5% of the Initial Public Offering, or approximately $8.1 million. The deferred fee will become payable to the representative of the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Stockholders’ Equity

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2020, there are no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2020, there were 23,000,000 shares of Class A common stock issued and outstanding. Of the outstanding shares of Class A common stock, 21,908,593 were subject to possible redemption at December 31, 2020, and therefore classified outside of permanent equity.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On October 13, 2020, the Company issued 5,031,250 shares of Class B common stock to the Sponsor. In December 2020, the Company effected a stock dividend of approximately 0.143 shares for each share of Class B common stock outstanding, resulting in an aggregate of 5,750,000 shares of Class B common stock outstanding. Of the 5,750,000 shares of Class B common stock outstanding, up to 750,000 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full, so that the Sponsor would own 20% of the issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on December 28, 2020; thus, these 750,000 Founder Shares were no longer subject to forfeiture.

Holders of the Company’s Class B common stock are entitled to one vote for each share. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Warrants— The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, it will its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, the warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except for the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the Warrants become exercisable and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by the Company, it may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants will, and the common shares issuable upon the exercise of the Private Placement Warrants will not, be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 7—Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
Money Market Funds	$230,000,189	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from September 18, 2020 (inception) through December 31, 2020.

Note 8—Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible.

The income tax provision (benefit) consists of the following:

December 31, 2020
Current
Federal	$-
State	-
Deferred
Federal	(21,375)
State	-
Valuation allowance	21,375
Income tax provision	$-

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax assets:
Total deferred tax assets	$21,375
Valuation allowance	(21,375)
Deferred tax asset, net of allowance	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

There were no unrecognized tax benefits as of December 31, 2020. No amounts were accrued for the payment of interest and penalties at December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2020
Statutory Federal income tax rate	21.0%
Change in Valuation Allowance	(21.0)%
Income Taxes Benefit	0.0%

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 22, 2020, by and among the Company and Cantor Fitzgerald & Co., as representative of the several underwriters. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated December 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of Registered Securities*
10.1	Letter Agreement, dated December 22, 2020, by and among the Company, its officers, its directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated December 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (1)
10.3	Registration Rights Agreement, dated December 22, 2020, by and between the Company and certain security holders. (1)
10.4	Administrative Support Agreement, dated December 22, 2020 by and between the Company and the Sponsor. (1)
10.5	Private Placement Warrants Purchase Agreement, dated December 22, 2020, by and between the Company and the Sponsor. (1)
10.6	Form of Indemnity Agreement (2)
14.1	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 28, 2020.
(2)	Incorporated by reference to the Company’s S-1/A, filed on December 15, 2020.
(3)	Incorporated by reference to the Company’s S-1, filed on December 7, 2020.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2021	7GC & CO. HOLDINGS INC.

	By:	/s/ Jack Leeney
	Name:	Jack Leeney
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jack Leeney	Chief Executive Officer, Chairman of the Board, and President	March 26, 2021
Jack Leeney	(Principal Executive Officer)

/s/ Christopher Walsh	Chief Financial Officer, Chief Operating Officer	March 26, 2021
Christopher Walsh	(Principal Financial and Accounting Officer)

/s/ Thomas D. Hennessy	Director	March 26, 2021
Thomas D. Hennessy

/s/ M. Joseph Beck	Director	March 26, 2021
M. Joseph Beck

/s/ Courtney Robinson	Director	March 26, 2021
Courtney Robinson

/s/ Tripp Jones	Director	March 26, 2021
Tripp Jones

/s/ Kent Schofield	Director	March 26, 2021
Kent Schofield

/s/ Patrick Eggen	Director	March 26, 2021
Patrick Eggen