Form 10-K/A
period 2020-12-31
7GC & Co. Holdings Inc.
filed 2021-05-28
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to 7GC & Co. Holdings Inc., unless the context otherwise indicates.

This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of 7GC & Co. Holdings Inc. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 26, 2021 (the "Original Filing").

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 28, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 26, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued financial statements for the periods beginning with the period from September 18, 2020 (inception) through December 31, 2020 (collectively, the “Affected Period”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on December 28, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in the Affected Period. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management.

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

Hennessy Capital

Hennessy Capital LLC is a Wilson, Wyoming and Los Angeles, California based alternative investment firm founded in 2013 by Daniel J. Hennessy. Since its founding, Hennessy Capital has been one of the leading independent SPAC sponsors, having raised, together with its managing partners, a total of five SPACs since 2013 aggregating over $1 billion of equity. Hennessy Capital’s mission is to be a strategic growth partner for founders, management, employees and stockholders.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

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

Sources of Target Businesses

Target business candidates have and will continue to be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we have not engaged the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a business combination transaction; in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors and advisors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are an early stage Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities' may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

Our warrants are accounted for as derivative liabilities with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our Class A common stock or may make it more difficult for us to consummate an initial business combination.

We account for our warrants as derivative warrant liabilities. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated December 28, 2020.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate the previously issued audited financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 1.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

In this Amendment No. 1, we are restating our audited financial statements as of December 31, 2020, and for the period from September 18, 2020 (inception) to December 31, 2020.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 28, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 26, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued financial statements for the Affected Period should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on December 28, 2020, in light of the SEC Staff’s published views. Based on this reassessment, and after consultation with our audit we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company's warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Amendment No. 1.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through a payment of $25,000 from our Sponsor to purchase Founder Shares, and loan proceeds from our Sponsor of $150,000 under the Note (Note 5). We repaid the Note in full on December 28, 2020. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

For the period from September 18, 2020 through December 31, 2020, we had net loss of approximately $6.1 million, which consisted of approximately $3.8 million loss from changes in fair value of derivative warrant liabilities, approximately $1.3 million loss on issuance of private placement warrants, approximately $0.8 million of financing costs, approximately $45,000 in general and administrative expenses and approximately $57,000 in franchise tax expense, offset by $189 in gain on investments held in the Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from September 18, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of approximately $3.8 million.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 19,322,943 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheet.

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 11,500,000 common stock warrants to investors in our Initial Public Offering and issued 7,350,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of taxes payable, for the period from September 18, 2020 (inception) to December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the period from September 18, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of approximately $6.1 million, less net income attributable to Class A common stock of $0, resulting in a net loss of approximately $6.1 million, by the weighted average number of Class B common stock outstanding for the period.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment No. 1 present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment No. 1 had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on December 28, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

Thomas D. Hennessy has served as one of our directors since December 2020. From November 2019 to December 2020, he has served as the Chairman, Co-Chief Executive Officer and President of PTAC, a special purpose acquisition company, which in December 2020 closed an initial business combination with Porch.com. He has also served as the Chairman, Co-Chief Executive Officer and President of PTIC, a special purpose acquisition company targeting businesses in the real estate technology industry since August 2020. Mr. Hennessy has served as the Managing Partner of Real Estate Strategies of Hennessy Capital LLC since July 2019. From September 2014 to July 2019, Mr. Hennessy served as a Portfolio Manager of ADIA, the largest global institutional real estate investor, where he was responsible for managing office, residential, and retail assets in the U.S. totaling over $2.1billion of net asset value or $5.0 billion of gross asset value. While at ADIA, Mr. Hennessy executed over $475billion of equity commitments to U.S. acquisitions and developments and over $435 million of limited partner equity commitments to opportunistic real estate equity funds, real estate credit funds, and real estate technology venture capital funds. Mr. Hennessy also created and led ADIA’s PropTech investment mandate, which included committing equity to PropTech. From January 2011 to April 2014, Mr. Hennessy served as an associate at Equity International Management LLC, an opportunistic real estate private equity fund founded by Sam Zell, where he evaluated investments and structured equity investments in real estate operating platforms in emerging markets. From September 2009 to January 2011, Mr. Hennessy served as an associate for CERES Real Estate Partners LLC, a private investment management company. From June 2007 to June 2009, Mr. Hennessy served as an analyst in the investment banking division of Credit Suisse, where he focused on mergers and acquisitions for companies in the real estate, gaming, lodging and leisure sectors as well as public and private financings of equity, debt and structured products. Mr. Hennessy is the son of Daniel J. Hennessy, one of our advisors. Mr. Hennessy holds a B.A. degree from Georgetown University and an M.B.A. from the University of Chicago Booth School of Business. Mr. Hennessy is well qualified to serve as director due to his extensive SPAC and private equity experience.

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

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

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Shares
7GC & Co. Holdings LLC (our sponsor)(2)(3)	—	—	5,650,000	98.3%	19.7%
Jack Leeney (3)	—	—	5,650,000	98.3%	19.7%
Christopher Walsh	—	—	—	—	—
Thomas D. Hennesey (3)	—	—	5,650,000	98.3%	19.7%
M. Joseph Beck (3)	—		5,650,000	98.3%	19.7%
Courtney Robinson	—	—	25,000	*	—
Tripp Jones	—	—	25,000	*	—
Kent Schofield	—	—	25,000	*	—
Patrick Eggen	—	—	25,000	*	—
All directors and executive officers as a group (7 individuals)(2)	—	—	5,750,000	100%	20%

*	less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 7GC & Co. Holdings Inc., 388 Market Street, Suite 1300, San Francisco, CA 94111.
(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis subject to adjustment, pursuant to the anti-dilution provisions contained therein.
(3)	Our sponsor is the record holder of such shares. VII Co-Invest Sponsor LLC and HC 7GC Partners I LLC are the managing members of the sponsor. VII Co-Invest Sponsor LLC is managed by SP Global Advisors LLC, which is managed by Mr. Leeney. Each of Mr. Hennessy and Mr. Beck are the managing members of HC 7GC Partners I LLC. As such, each of the foregoing individuals have voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Excludes 7.350,000 shares which may be purchased by exercising warrants that are not presently exercisable. The address business address is 388 Market Street, Suite 1300, San Francisco, CA 94111.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

May 26, 2021

7GC & CO. HOLDINGS, INC.

BALANCE SHEET

(As Restated)

December 31, 2020

Assets:
Current assets:
Cash	$1,724,354
Prepaid expenses	555,410
Total current assets	2,279,764
Investments held in Trust Account	230,000,189
Total Assets	$232,279,953

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$16,981
Accrued expenses	70,000
Franchise tax payable	57,036
Total current liabilities	144,017
Derivative warrant liabilities	25,856,500
Deferred underwriting commissions	8,050,000
Total Liabilities	34,050,517

Commitments and Contingencies
Class A common stock, $0.0001 par value; 19,322,943 shares subject to possible redemption at $10.00 per share	193,229,430

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,677,057 shares issued and outstanding (excluding 19,322,943 shares subject to possible redemption)	368
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	11,050,853
Accumulated deficit	(6,051,790)
Total stockholders’ equity	5,000,006
Total Liabilities and Stockholders’ Equity	$232,279,953

The accompanying notes are an integral part of these financial statements.

7GC & CO. HOLDINGS, INC.

STATEMENT OF OPERATIONS

(As Restated)

For The Period From September 18, 2020 (inception) through December 31, 2020

General and administrative expenses	$44,937
Franchise tax expenses	57,036
Total operating expenses	(101,973)
Other income (expense)
Change in fair value of derivative warrant liabilities	(3,843,500)
Loss on issuance of private placement warrants	(1,323,000)
Financing cost - derivative warrant liabilities	(783,506)
Gain on investments held in Trust Account	189
Net loss	$(6,051,790)

Weighted average shares outstanding of Class A common stock	23,000,000
Basic and diluted net income per share, Class A common stock	$-
Weighted average shares outstanding of Class B common stock	5,037,500
Basic and diluted net loss per share, Class B common stock	$(1.20)

The accompanying notes are an integral part of these financial statements.

7GC & CO. HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(As Restated)

For The Period From September 18, 2020 (inception) through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 18, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Sale of units in initial public offering, less fair value of public warrants	23,000,000	2,300	-	-	216,657,700	-	216,660,000
Offering costs	-	-	-	-	(12,403,774)	-	(12,403,774)
Initial classification of Class A common stock subject to possible redemption	(19,708,902)	(1,971)	-	-	(197,087,049)	-	(197,089,020)
Change in initial value of Class A common stock subject to possible redemption	385,959	39	-	-	3,859,551	-	3,859,590
Net loss	-	-	-	-	-	(6,051,790)	(6,051,790)
Balance - December 31, 2020	3,677,057	$368	5,750,000	$575	$11,050,853	$(6,051,790)	$5,000,006

The accompanying notes are an integral part of these financial statements.

7GC & CO. HOLDINGS, INC.

STATEMENT OF CASH FLOWS

(As Restated)

For the Period from September 18, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(6,051,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	3,843,500
Loss on issuance of private placement warrants	1,323,000
Financing costs - derivative warrant liabilities	783,506
Interest earned on investments held in Trust Account	(189)
Changes in operating assets and liabilities:
Prepaid expenses	(555,410)
Accounts payable	16,981
Franchise tax payable	57,036
Net cash used in operating activities	(583,366)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	150,000
Repayment of note payable to related party	(150,000)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	7,350,000
Offering costs paid	(5,067,280)
Net cash provided by financing activities	232,307,720

Net increase in cash	1,724,354

Cash - beginning of the period	-
Cash - end of the period	$1,724,354

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions in connection with the initial public offering	$8,050,000
Initial value of Class A common stock subject to possible redemption	$197,089,020
Change in initial value of derivative warrant liabilities	$(3,859,590)

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

As of December 31, 2020, the Company has not commenced any operations. All activity for the period from September 18, 2020 (inception) through December 31, 2020 (collectively the “Affected Period”) has been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenue until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is 7GC & Co. Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 22, 2020. On December 28, 2020, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.2 million, of which approximately $8.1 million was for deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,350,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $7.4 million (Note 5).

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

The Public Stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A common stock are recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Company’s Sponsor has agreed (a) to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Placement Warrants (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the amended and restated certificate of incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

The Company’s liquidity prior to the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor of $150,000 under the Note (Note 5). The Company repaid the Note in full on December 28, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Note 2 —Restatement of Previously Issued Financial Statements

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase common stock that the Company issued in December 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Period should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Period included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 28, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on December 28, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements for the year ended December 31, 2020 should be restated because of a misapplication in the guidance around accounting for certain of our outstanding Warrants and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet
Total assets	$232,279,953	$-	$232,279,953
Liabilities and stockholders’ equity
Total current liabilities	$144,017	$-	$144,017
Deferred underwriting commissions	8,050,000	-	8,050,000
Derivative warrant liabilities	-	25,856,500	25,856,500
Total liabilities	8,194,017	25,856,500	34,050,517
Class A common stock, $0.0001 par value; shares subject to possible redemption	219,085,930	(25,856,500)	193,229,430
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	109	259	368
Class B common stock - $0.0001 par value	575	-	575
Additional paid-in-capital	5,101,106	5,949,747	11,050,853
Accumulated deficit	(101,784)	(5,950,006)	(6,051,790)
Total stockholders’ equity	5,000,006	-	5,000,006
Total liabilities and stockholders’ equity	$232,279,953	$-	$232,279,953

	Period From September 18, 2020 (Inception) Through December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Operations
Loss from operations	$(101,973)	$-	$(101,973)
Other (expense) income:
Financing costs - derivative warrant liabilities	-	(783,506)	(783,506)
Change in fair value of derivative warrant liabilities	-	(3,843,500)	(3,843,500)
Loss on issuance of private placement warrants	-	(1,323,000)	(1,323,000)
Gain on investments held in the Trust Account	189	-	189
Total other (expense) income	189	(5,950,006)	(5,949,817)
Net loss	$(101,784)	$(5,950,006)	$(6,051,790)

Basic and Diluted weighted-average Class A common shares outstanding	23,000,000	-	23,000,000
Basic and Diluted net income per Class A common shares	$-	$-	$-
Basic and Diluted weighted-average Class B common shares outstanding	5,037,500	-	5,037,500
Basic and Diluted net loss per Class B common shares	$(0.02)	$(1.18)	$(1.20)

	Period From September 18, 2020 (Inception) Through December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Cash Flows
Net loss	$(101,784)	$(5,950,006)	$(6,051,790)
Financing costs - derivative warrant liabilities	$-	$783,506	$783,506
Change in fair value of derivative warrant liabilities	$-	$3,843,500	$3,843,500
Loss on issuance of private placement warrants	$-	$1,323,000	$1,323,000
Initial value of Class A common stock subject to possible redemption	$219,102,020	$(22,013,000)	$197,089,020
Change in fair value of Class A common stock subject to possible redemption	$(16,090)	$(3,843,500)	$(3,859,590)

In addition, the impact to the balance sheet dated December 28, 2020, filed on Form 8-K on January 4, 2021 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in an approximate $22.0 million increase to the derivative warrant liabilities line item at December 28, 2020 and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item, as well as an increase to additional paid-in capital of $2.1 million and a decrease to accumulated deficit of $2.1 million. There is no change to total stockholders’ equity at the reported balance sheet date.

Note 3—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period as of December 31, 2020, and the period from September 18, 2020 (inception) through December 31, 2020 are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.8 million is included in financing cost - derivative warrant liabilities in the statement of operations and $12.6 million is included in stockholders’ equity. The Company will keep deferred underwriting commissions classified as a long-term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the trust account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 19,322,943 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 11,500,000 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 7,350,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of taxes payable, for the period from September 18, 2020 (inception) to December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the period from September 18, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of approximately $6.1 million, less net income attributable to Class A common stock of $0, resulting in a net loss of approximately $6.1 million, by the weighted average number of Class B common stock outstanding for the period.

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

Note 4—Initial Public Offering

On December 28, 2020, the Company consummated its Initial Public Offering of 23,000,000 Units, including 3,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.2 million, of which approximately $8.1 million was for deferred underwriting commissions.

Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5—Related Party Transactions

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

Note 6—Commitments and Contingencies

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

Note 7—Derivative Warrant Liabilities

As of December 31, 2020, the Company 11,500,000 and 7,350,000 Public Warrants and Private Warrants outstanding, respectively.

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

Note 8—Stockholders’ Equity

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2020, there are no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2020, there were 23,000,000 shares of Class A common stock issued and outstanding. Of the outstanding shares of Class A common stock, 19,322,943 were subject to possible redemption at December 31, 2020, and therefore classified outside of permanent equity.

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$230,000,189	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$-	$-	$15,640,000
Derivative warrant liabilities - Private	$-	$-	$10,216,500

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy in during the period from September 18, 2020 (inception) through December 31, 2020. The fair value of the Public Warrants issued in connection with the Public Offering as well as Private Placement Warrants, were initially and subsequently measured at fair value using a Monte Carlo simulation model at each measurement date.

For the period from September 1, 2020 (inception) through December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $3.8 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants and the Public Warrants was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected term, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 28, 2020	As of December 31, 2020
Volatility	11.0%	11.0%
Stock price	$9.42	$9.87
Time to M&A	1 year	1 year
Risk-free rate	0.52%	0.51%
Dividend yield	0.0%	0.0%
Expected term	5	5
Exercise price	11.50	11.50

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from September 18, 2020 (inception) through December 31, 2020 is summarized as follows:

	Private Placement	Public	Warrant Liabilities
Derivative warrant liabilities at September 18, 2020 (inception)	$-	$-	$-
Issuance of Public and Private Warrants	8,673,000	13,340,000	22,013,000
Change in fair value of derivative warrant liabilities	1,543,500	2,300,000	3,843,500
Derivative warrant liabilities at December 31, 2020	$10,216,500	$15,640,000	$25,856,500

Note 10—Income Taxes

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2020
Statutory Federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	(13.3)%
Financing cost - derivative warrant liabilities	(4.6)%
Loss on issuance of private placement warrants	(0.4)%
Effective tax rate	0.0%

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 22, 2020, by and among the Company and Cantor Fitzgerald & Co., as representative of the several underwriters. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated December 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of Registered Securities**
10.1	Letter Agreement, dated December 22, 2020, by and among the Company, its officers, its directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated December 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (1)
10.3	Registration Rights Agreement, dated December 22, 2020, by and between the Company and certain security holders. (1)
10.4	Administrative Support Agreement, dated December 22, 2020 by and between the Company and the Sponsor. (1)
10.5	Private Placement Warrants Purchase Agreement, dated December 22, 2020, by and between the Company and the Sponsor. (1)
10.6	Form of Indemnity Agreement (2)
14.1	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Furnished herewith
**	Previously filed

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 28, 2020.
(2)	Incorporated by reference to the Company’s S-1/A, filed on December 15, 2020.
(3)	Incorporated by reference to the Company’s S-1, filed on December 7, 2020.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 27, 2021	7GC & CO. HOLDINGS INC.

	By:	/s/ Jack Leeney
	Name:	Jack Leeney
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jack Leeney	Chief Executive Officer, Chairman of the Board, and President	May 27, 2021
Jack Leeney	(Principal Executive Officer)

/s/ Christopher Walsh	Chief Financial Officer, Chief Operating Officer	May 27, 2021
Christopher Walsh	(Principal Financial and Accounting Officer)

/s/ Thomas D. Hennessy	Director	May 27, 2021
Thomas D. Hennessy

/s/ M. Joseph Beck	Director	May 27, 2021
M. Joseph Beck

/s/ Courtney Robinson	Director	May 27, 2021
Courtney Robinson

/s/ Tripp Jones	Director	May 27, 2021
Tripp Jones

/s/ Kent Schofield	Director	May 27, 2021
Kent Schofield

/s/ Patrick Eggen	Director	May 27, 2021
Patrick Eggen