Form 10-Q
period 2021-03-31
7GC & Co. Holdings Inc.
filed 2021-05-28
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to________________

7GC & Co. Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-39826	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

388 Market Street, Suite 1300 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (628) 400-9284

Not Applicable

(Former name or former address, if changed since last report)

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

As of May 27, 2021, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share (“Class A Common stock”) and 5,750,000 shares of Class B common stock, par value $0.0001 per share (“Class B Common stock”), of the registrant issued and outstanding.

7GC & CO. HOLDINGS, INC.

Form 10-Q

For the three months ended March 31, 2021

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

7GC & CO. HOLDINGS, INC.

CONDENSED BALANCE SHEETS

MARCH 31, 2021 AND DECEMBER 31, 2020

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$1,546,715	$1,724,354
Prepaid expenses	480,195	555,410
Total current assets	2,026,910	2,279,764
Investments held in Trust Account	230,005,861	230,000,189
Total Assets	$232,032,771	$232,279,953

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$33,401	$16,981
Accrued expenses	171,067	70,000
Franchise tax payable	105,951	57,036
Total current liabilities	310,419	144,017
Derivative warrant liabilities	14,399,500	25,856,500
Deferred underwriting commissions	8,050,000	8,050,000
Total Liabilities	22,759,919	34,050,517

Commitments and Contingencies
Class A common stock, $0.0001 par value; 20,427,285 and 19,322,943 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	204,272,850	193,229,430

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A comoon stock, $0.001 par value: 100,000,000 shares authorized 2,572,715 and 3,677,057 shares issued and outstanding (excluding 20,427285 and 19,322,943 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020 respectively	257	368
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	575	575
Additional paid-in capital	7,544	11,050,853
Retained earnings (accumulated deficit)	4,991,626	(6,051,790)
Total stockholders’ equity	5,000,002	5,000,006
Total Liabilities and Stockholders’ Equity	$232,032,771	$232,279,953

The accompanying notes are an integral part of these unaudited condensed financial statements.

7GC & CO. HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

 For The Three Months Ended March 31, 2021

General and administrative expenses	$369,891
Franchise tax expenses	49,365
Loss from operations	419,256
Other income
Change in fair value of derivative warrant liabilities	11,457,000
Gain on investments held in Trust Account	5,672
Net income	$11,043,416

Weighted average shares outstanding of Class A common stock	23,000,000
Basic and diluted net income per share, Class A common stock	$-
Weighted average shares outstanding of Class B common stock	5,750,000
Basic and diluted net income per share, Class B common stock	$1.92

The accompanying notes are an integral part of these unaudited condensed financial statements.

7GC & CO. HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

 For The Three Months Ended March 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	3,677,057	$368	5,750,000	$575	$11,050,853	$(6,051,790)	$5,000,006
Common stock subject to possible redemption	(1,104,342)	(111)	-	-	(11,043,309)	-	(11,043,420)
Net income	-	-	-	-	-	11,043,416	11,043,416
Balance - March 31, 2021	2,572,715	$257	5,750,000	$575	$7,544	$4,991,626	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

7GC & CO. HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Three Months Ended March 31, 2021

Cash Flows from Operating Activities:
Net income	$11,043,416
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(11,457,000)
Interest earned on investments held in Trust Account	(5,672)
Changes in operating assets and liabilities:
Prepaid expenses	75,215
Accounts payable	16,420
Accrued expenses	101,067
Franchise tax payable	48,915
Net cash used in operating activities	(177,639)

Net change in cash	(177,639)

Cash - beginning of the period	1,724,354
Cash - end of the period	$1,546,715

Supplemental disclosure of noncash activities:
Change in initial value of Class A common stock subject to possible redemption	$(11,043,420)

The accompanying notes are an integral part of these unaudited condensed financial statements.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2021, the Company has not commenced any operations. All activity for the period from September 18, 2020 (inception) through March 31, 2021 has been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenue until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below) and is subject to non-cash fluctuations for changes in the fair value of derivative warrant liabilities in its unaudited condensed statement of operations. The Company has selected December 31 as its fiscal year end.

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.5 million of cash in its operating account and working capital of approximately $1.8 million (excluding tax obligations of approximately $106,000 that may be paid using investment income earned in Trust Account).

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 27, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the most significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000, and any investments held in Trust Account. As of March 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of March 31, 2021 are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities money market funds.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The 11,500,000 Warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 7,350,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each unaudited condensed balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 20,427,285 and 19,322,943 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

Net Income Per Common Stock

Net income per common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 18,850,000 shares of the Company’s common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

The Company’s unaudited condensed statement of operations includes a presentation of income per common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common stock, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of taxes payable, for the three months ended March 31, 2021, by the weighted average number of shares of Class A common stock outstanding for the period. Net income per common stock, basic and diluted for Class B common stock for the three months ended March 31, 2021 is calculated by dividing the net income of approximately $11.0 million, less net income attributable to Class A common stock of $0, resulting in a net income of approximately $11.0 million, by the weighted average number of Class B common stock outstanding for the period.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $87,000 and approximately $299,000 respectively, each of which had a full valuation allowance recorded against them.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company does not currently have taxable income but will generate taxable income in the future primarily consisting of interest income earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021, the Company did not incur income tax expense.

There were no unrecognized tax benefits as of March 31, 2021. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

Note 5—Commitments & Contingencies

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Derivative Warrant Liabilities

As of March 31, 2021 and December 31, 2020, the Company had 11,500,000 and 7,350,000 Public Warrants and Private Placement Warrants outstanding, respectively.

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7—Stockholders’ Equity

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 23,000,000 shares of Class A common stock outstanding, including 20,427,285 shares and 19,322,943 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying unaudited condensed balance sheet, respectively.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock outstanding with no shares subject to forfeiture.

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

Note 8—Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$230,005,861	$-		$-
Liabilities:
Derivative warrant liabilities – Public Warrants	$8,740,000	$-	$
Derivative warrant liabilities – Private Warrants	$-	$-		$5,659,500

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$230,000,189	$-	$-
Liabilities:
Derivative warrant liabilities – Public Warrants	$-	$-	$15,640,000
Derivative warrant liabilities – Private Warrants	$-	$-	$10,216,500

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of March 31, 2021, when the Public Warrants were separately listed and traded.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. For the three months ended March 31, 2021, the Company recognized a benefit to the unaudited condensed statement of operations resulting from an decrease in the fair value of liabilities of approximately $11.5 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 31, 2021	As of December 31, 2020
Volatility	15.0%	11.0%
Stock price	$9.89	$9.87
Time to M&A	1 year	1 year
Risk-free rate	1.16%	0.51%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period for the three months ended March 31, 2021 is summarized as follows:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Derivative warrant liabilities at December 31, 2020	$10,216,500	$15,640,000	$25,856,500
Change in fair value of derivative warrant liabilities	(4,557,000)	(6,900,000)	(11,457,000)
Derivative warrant liabilities at March 31, 2021	$5,659,500	$8,740,000	$14,399,500

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “7GC Co. Holdings, Inc.,” “7GC,” “our,” “us” or “we” refer to 7GC Co. Holdings, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated in Delaware on September 18, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

Sponsor and Financing

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

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S, government treasury obligations until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to our stockholders, as described below.

Initial Business Combination

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or December 28, 2022 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, proceed to commence our voluntary liquidation and thereby our formal dissolution, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. The representative of the underwriters has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event we do not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.5 million in cash and working capital of approximately $1.8 million (not taking into account approximately $106,000 of taxes that may be paid using interest income from the Trust Account).

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founder Shares and loan proceeds from the Sponsor of $150,000 under the Note. We repaid the Note in full on December 28, 2020. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had net income of approximately $11.0 million, which consisted of approximately $6,000 in interest income earned on the Trust Account and approximately $11.5 million in changes in fair value of derivative warrant liabilities, offset by approximately $370,000 in general and administrative expenses and approximately $49,000 in franchise tax expense.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Policies

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 20,427,285 and 19,322,943 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets, respectively.

Net Income Per Common Stock

Net income per common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 18,850,000 shares of the Company’s common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

Our unaudited condensed statement of operations includes a presentation of income per common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common stock, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of taxes payable, for the three months ended March 31, 2021, by the weighted average number of shares of Class A common stock outstanding for the period. Net income per common stock, basic and diluted for Class B common stock for the three months ended March 31, 2021 is calculated by dividing the net income of approximately $11.0 million, less net income attributable to Class A common stock of $0, resulting in a net income of approximately $11.0 million, by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or 15d-14(a).
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 27, 2021	7GC & CO. HOLDINGS, INC.

	By:	/s/ Jack Leeney
	Name:	Jack Leeney
	Title:	Chief Executive Officer