Form 10-Q
period 2021-06-30
7GC & Co. Holdings Inc.
filed 2021-08-12
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share (“Class A Common stock”) and 5,750,000 shares of Class B common stock, par value $0.0001 per share (“Class B Common stock”), of the registrant issued and outstanding.

7GC & CO. HOLDINGS, INC.

Form 10-Q

For the Quarter ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

7GC & CO. HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$979,212	$1,724,354
Prepaid expenses	434,231	555,410
Total current assets	1,413,443	2,279,764
Investments held in Trust Account	230,011,596	230,000,189
Total Assets	$231,425,039	$232,279,953

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$23,336	$16,981
Accrued expenses	1,003,770	70,000
Franchise tax payable	73,273	57,036
Total current liabilities	1,100,379	144,017
Derivative warrant liabilities	17,300,500	25,856,500
Deferred underwriting commissions	8,050,000	8,050,000
Total Liabilities	26,450,879	34,050,517

Commitments and Contingencies

Class A common stock, $0.0001 par value; 19,997,415 and 19,322,943 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	199,974,150	193,229,430

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,002,585 and 3,677,057 shares issued and outstanding (excluding 19,997,415 and 19,322,943 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	300	368
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	4,306,201	11,050,853
Retained earnings (accumulated deficit)	692,934	(6,051,790)
Total stockholders’ equity	5,000,010	5,000,006
Total Liabilities and Stockholders’ Equity	$231,425,039	$232,279,953

The accompanying notes are an integral part of these unaudited condensed financial statements.

7GC & CO. HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

General and administrative expenses	$1,353,564	$1,723,455
Franchise tax expenses	49,863	99,228
Loss from operations	(1,403,427)	(1,822,683)
Other income (expense)
Change in fair value of derivative warrant liabilities	(2,901,000)	8,556,000
Gain on investments held in Trust Account	5,735	11,407
Net (loss) income	$(4,298,692)	$6,744,724

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000
Basic and diluted net income per share, Class A common stock	$-	$-
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000
Basic and diluted net (loss) income per share, Class B common stock	$(0.75)	$1.17

The accompanying notes are an integral part of these unaudited condensed financial statements.

7GC & CO. HOLDINGS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2021

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2020	3,677,057	$368	5,750,000	$575	$11,050,853	$(6,051,790)	$5,000,006
Common stock subject to possible redemption	(1,104,342)	(111)	-	-	(11,043,309)	-	(11,043,420)
Net income	-	-	-	-	-	11,043,416	11,043,416
Balance - March 31, 2021 (unaudited)	2,572,715	$257	5,750,000	$575	$7,544	$4,991,626	$5,000,002
Common stock subject to possible redemption	429,870	43	-	-	4,298,657	-	4,298,700
Net loss	-	-	-	-	-	(4,298,692)	(4,298,692)
Balance - June 30, 2021 (unaudited)	3,002,585	$300	5,750,000	$575	$4,306,201	$692,934	$5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

7GC & CO. HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Six Months Ended June 30, 2021

Cash Flows from Operating Activities:
Net income	$6,744,724
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(8,556,000)
Interest earned on investments held in Trust Account	(11,407)
Changes in operating assets and liabilities:
Prepaid expenses	121,179
Accounts payable	6,355
Accrued expenses	933,770
Franchise tax payable	16,237
Net cash used in operating activities	(745,142)

Net change in cash	(745,142)

Cash - beginning of the period	1,724,354
Cash - end of the period	$979,212

Supplemental disclosure of noncash activities:
Change in initial value of Class A common stock subject to possible redemption	$(6,744,720)

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

As of June 30, 2021, the Company has not commenced any operations. All activity for the period from September 18, 2020 (inception) through June 30, 2021 has been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenue until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments held in the Trust Account (as defined below) and is subject to non-cash fluctuations for changes in the fair value of derivative warrant liabilities in its unaudited condensed statements of operations. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of June 30, 2021, the Company had approximately $1.0 million of cash in its operating account and working capital of approximately $386,000 (excluding tax obligations of approximately $73,000 that may be paid using investment income earned in Trust Account).

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

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans which resulted in the Company’s accrued expenses being greater than the cash balance in its operating account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000, and any investments held in Trust Account. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of June 30, 2021 and December 31, 2020 are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities money market funds.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each unaudited condensed balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 19,997,415 and 19,322,943 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Common Stock

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to shares of Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock includes the Founder Shares as these shares of stock do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive as the exercise price of the warrants is in excess of the average ordinary share price for the period.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

Class A common stock
Numerator: Income allocable to Class A common stock
Income from investments held in Trust Account	$5,735	$11,407
Less: Company’s portion available to be withdrawn to pay taxes	(5,735)	(11,407)
Net income attributable to Class A common stock	$-	$-
Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	23,000,000
Basic and diluted net income per share, Class A common stock	$-	$-

Class B common stock
Numerator: Net income (loss) minus net income allocable to Class A common stock
Net income (loss)	$(4,298,692)	$6,744,724
Net income allocable to Class A common stock	-	-
Net income (loss) attributable to Class B common stock	$(4,298,692)	$6,744,724
Denominator: weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class B common stock	$(0.75)	$1.17

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $402,000 and $21,000 respectively, each of which had a full valuation allowance recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 or December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Promissory Note - Related Party

On September 18, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was due upon the completion of the Initial Public Offering. The Company borrowed $150,000 under the Note and repaid the Note in full on December 28, 2020. As of June 30, 2021 and December 31, 2020, the Note is no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. In the three and six months ended June 30, 2021, the Company incurred and expensed $30,000 and approximately $61,000 in expenses for these services, respectively. These expenses were included in general and administrative expenses on the accompanying unaudited condensed statements of operations. There was no outstanding balance for such services as of June 30, 2021 or December 31, 2020.

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6—Derivative Warrant Liabilities

As of June 30, 2021 and December 31, 2020, the Company had 11,500,000 and 7,350,000 Public Warrants and Private Placement Warrants outstanding, respectively.

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

Note 7—Stockholders’ Equity

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 23,000,000 shares of Class A common stock outstanding, including 19,997,415 shares and 19,322,943 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying unaudited condensed balance sheet, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock outstanding with no shares subject to forfeiture.

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$230,011,596	$-		$-
Liabilities:
Derivative warrant liabilities – Public Warrants	$10,465,000	$-	$
Derivative warrant liabilities – Private Warrants	$-	$-		$6,835,500

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$230,000,189	$-	$-
Liabilities:
Derivative warrant liabilities – Public Warrants	$-	$-	$15,640,000
Derivative warrant liabilities – Private Warrants	$-	$-	$10,216,500

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in February 2021, when the Public Warrants were separately listed and traded.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. For the three months ended June 30, 2021, the Company recognized a charge of $2.9 million to the unaudited condensed statements of operations resulting from an increase in the fair value of the derivative warrant liabilities. In the six months ended June 30, 2021, the Company recognized a benefit to the unaudited condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $8.6 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2021	As of December 31, 2020
Volatility	13.0%	15.0%
Stock price	$9.68	$9.89
Time to M&A (Yr)	0.75	1.00
Risk-free rate	1.00%	1.16%
Dividend yield	0.0%	0.0%

The change in the fair value of the Level 3 derivative warrant liabilities for the period for the three and six months ended June 30, 2021 is summarized as follows:

	Private Placement	Public	Warrant Liabilities
Derivative warrant liabilities at December 31, 2020	$10,216,500	$15,640,000	$25,856,500
Change in fair value of derivative warrant liabilities	(4,557,000)	(6,900,000)	(11,457,000)
Transfer of Public warrants to Level 1	-	(8,740,000)	(8,740,000)
Derivative warrant liabilities at March 31, 2021	$5,659,500	$-	$5,659,500
Change in fair value of derivative warrant liabilities	1,176,000	-	1,176,000
Derivative warrant liabilities at June 30, 2021	$6,835,500	$-	$6,835,500

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

Liquidity and Going Concern

As of June 30, 2021, we had approximately $1.0 million in cash and working capital of approximately $386,000 (not taking into account approximately $73,000 of taxes that may be paid using interest income from the Trust Account).

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

We have incurred and expect to incur significant costs in pursuit of our financing and acquisition plans which resulted in our accrued expenses being greater than the cash balance in our operating bank account. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that our plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had a net loss of approximately $4.3 million, which consisted of approximately $2.9 million in changes in fair value of derivative warrant liabilities, approximately $1.4 million in general and administrative expenses and approximately $50,000 in franchise tax expense, partly offset by approximately $6,000 in interest income earned on the Trust Account.

For the six months ended June 30, 2021, we had net income of approximately $6.7 million, which consisted of approximately $11,000 in interest income earned on the Trust Account and approximately $8.6 million in changes in fair value of derivative warrant liabilities, partly offset by approximately $1.7 million in general and administrative expenses and approximately $99,000 in franchise tax expense.

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

Critical Accounting Policies

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each unaudited condensed balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statements of operations. The fair value of the Public Warrants issued in the Initial Public Offering and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of the Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 19,997,415 and 19,322,943 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets, respectively.

Net Income (Loss) Per Common Stock

Our condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K/A as filed with the SEC on May 28, 2021 In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on May 28, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*	Filed herewith

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2021	7GC & CO. HOLDINGS, INC.

	By:	/s/ Jack Leeney
	Name:	Jack Leeney
	Title:	Chief Executive Officer