Form 10-Q
period 2021-09-30
7GC & Co. Holdings Inc.
filed 2021-11-15
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to__________

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

As of November 15, 2021, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share (“Class A Common stock”) and 5,750,000 shares of Class B common stock, par value $0.0001 per share (“Class B Common stock”), of the registrant issued and outstanding.

7GC & CO. HOLDINGS, INC.

Form 10-Q

For the Quarter ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

7GC & CO. HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$858,135	$1,724,354
Prepaid expenses	352,527	555,410
Total current assets	1,210,662	2,279,764
Investments held in Trust Account	230,017,394	230,000,189
Total Assets	$231,228,056	$232,279,953

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$27,149	$16,981
Accrued expenses	994,770	70,000
Franchise tax payable	123,684	57,036
Total current liabilities	1,145,603	144,017
Deferred underwriting commissions	8,050,000	8,050,000
Derivative warrant liabilities	11,080,000	25,856,500
Total Liabilities	20,275,603	34,050,517

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 23,000,000 shares at $10.00 per share at redemption as of September 30, 2021 and December 31, 2020	230,000,000	230,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	575	575
Accumulated deficit	(19,048,122)	(31,771,139)
Total stockholders’ deficit	(19,047,547)	(31,770,564)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$231,228,056	$232,279,953

The accompanying notes are an integral part of these unaudited condensed financial statements.

7GC & CO. HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For The Three and Nine Months Ended September 30, 2021

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
General and administrative expenses	$197,594	$1,921,049
Franchise tax expenses	50,411	149,639
Loss from operations	(248,005)	(2,070,688)
Other income
Change in fair value of derivative warrant liabilities	6,220,500	14,776,500
Gain on investments held in Trust Account	5,798	17,205
Net income	$5,978,293	$12,723,017

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000
Basic and diluted net income per share, Class A common stock	$0.21	$0.44
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000
Basic and diluted net income per share, Class B common stock	$0.21	$0.44

The accompanying notes are an integral part of these unaudited condensed financial statements.

7GC & CO. HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three and Nine Months Ended September 30, 2021

	Common Stock
	Class A		Class B		Additional Paid-In	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2020	-	$-	5,750,000	$575	$-	$(31,771,139)	$(31,770,564)
Net income	-	-	-	-	-	11,043,416	11,043,416
Balance - March 31, 2021	-	$-	5,750,000	$575	$-	$(20,727,723)	$(20,727,148)
Net loss	-	-	-	-	-	(4,298,692)	(4,298,692)
Balance - June 30, 2021	-	$-	5,750,000	$575	$-	$(25,026,415)	$(25,025,840)
Net income	-	-	-	-	-	5,978,293	5,978,293
Balance - September 30, 2021	-	$-	5,750,000	$575	$-	$(19,048,122)	$(19,047,547)

The accompanying notes are an integral part of these unaudited condensed financial statements.

7GC & CO. HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Nine Months Ended September 30, 2021

Cash Flows from Operating Activities:
Net income	$12,723,017
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(14,776,500)
Interest earned on investments held in Trust Account	(17,205)
Changes in operating assets and liabilities:
Prepaid expenses	202,883
Accounts payable	10,168
Accrued expenses	924,770
Franchise tax payable	66,648
Net cash used in operating activities	(866,219)

Net change in cash	(866,219)

Cash - beginning of the period	1,724,354
Cash - end of the period	$858,135

The accompanying notes are an integral part of these unaudited condensed financial statements.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1-Description of Organization and Business Operations

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

As of September 30, 2021, the Company has not commenced any operations. All activity for the period from September 18, 2020 (inception) through September 30, 2021, has been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenue until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments held in the Trust Account (as defined below) and is subject to non-cash fluctuations for changes in the fair value of derivative warrant liabilities in its unaudited condensed statements of operations. The Company has selected December 31 as its fiscal year end.

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or December 28, 2022 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. The representative of the underwriters has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $0.9 million of cash in its operating account and working capital of approximately $189,000 (excluding tax obligations of approximately $124,000 that may be paid using investment income earned in Trust Account).

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 27, 2021.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $7.2 million in additional paid-in capital and an increase of approximately $25.7 million to accumulated deficit, as well as a reclassification of 3,291,098 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on January 4, 2021 that was reported as restated in the Company’s Form 10-K/A, the restated financials statements included in the Company’s Form 10-K/A, and the Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $25.7 million and $30.0 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption. The impact of the revision on the audited balance sheet as of December 31, 2020, is a reclassification of approximately $36.8 million from total stockholders' equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the most significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000, and any investments held in Trust Account. As of September 30, 2021, and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of September 30, 2021, and December 31, 2020 are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities money market funds.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021, and December 31, 2020.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each unaudited condensed balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 23,000,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the respective period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 18,850,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$4,782,634	$1,195,659	$10,178,414	$2,544,603

Denominator:
Basic and diluted weighted average common shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income (loss) per common share	$0.21	$0.21	$0.44	$0.44

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, and December 31, 2020, the Company had a deferred tax asset of approximately $453,000 and $21,000 respectively, each of which had a full valuation allowance recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021, or December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3-Initial Public Offering

On December 28, 2020, the Company consummated its Initial Public Offering of 23,000,000 Units, including 3,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.2 million, of which approximately $8.1 million was for deferred underwriting commissions.

Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

Note 4-Related Party Transactions

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

Promissory Note - Related Party

On September 18, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was due upon the completion of the Initial Public Offering. The Company borrowed $150,000 under the Note and repaid the Note in full on December 28, 2020. As of September 30, 2021, and December 31, 2020, the Note is no longer available.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. In the three and nine months ended September 30, 2021, the Company incurred and expensed $30,000 and approximately $91,000 in expenses for these services, respectively. These expenses were included in general and administrative expenses on the accompanying unaudited condensed statements of operations. There was no outstanding balance for such services as of September 30, 2021, or December 31, 2020.

Note 5-Commitments & Contingencies

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6-Derivative Warrant Liabilities

As of September 30, 2021, and December 31, 2020, the Company had 11,500,000 and 7,350,000 Public Warrants and Private Placement Warrants outstanding, respectively.

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7-Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 23,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(13,340,000)
Class A common stock issuance costs	(12,403,774)
Plus:
Accretion of carrying value to redemption value	25,743,774
Class A common stock subject to possible redemption	$230,000,000

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8-Stockholders’ Deficit

Preferred stock-The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock-The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were 23,000,000 shares of Class A common stock outstanding, including 23,000,000 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets.

Class B Common Stock-The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were 5,750,000 shares of Class B common stock outstanding with no shares subject to forfeiture.

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

Note 9-Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$230,017,394	$-		$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$6,670,000	$-	$
Derivative warrant liabilities - Private Warrants	$-	$-		$4,410,000

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$230,000,189	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$-	$-	$15,640,000
Derivative warrant liabilities - Private Warrants	$-	$-	$10,216,500

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, as the Public Warrants were separately listed and traded in February 2021.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since the three months ended March 31, 2021 reporting period. In the three and nine months ended September 30, 2021, the Company recognized a benefit of $6.2 million, and $14.8 million resulting from a decrease in the fair value of the derivative warrant liabilities, and presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of September 30, 2021	As of December 31, 2020
Volatility	6.0%	11.0%
Stock price	$9.73	$9.87
Time to M&A (Yr)	0.50	1.00
Risk-free rate	1.07%	0.51%
Dividend yield	0.0%	0.0%

The change in the fair value of the Level 3 derivative warrant liabilities for the period for the three and nine months ended September 30, 2021, is summarized as follows:

	Private Placement	Public	Warrant Liabilities
Derivative warrant liabilities at December 31, 2020	$10,216,500	$15,640,000	$25,856,500
Change in fair value of derivative warrant liabilities	(4,557,000)	(6,900,000)	(11,457,000)
Transfer of Public warrants to Level 1	-	(8,740,000)	(8,740,000)
Derivative warrant liabilities at March 31, 2021	$5,659,500	$-	$5,659,500
Change in fair value of derivative warrant liabilities	1,176,000	-	1,176,000
Derivative warrant liabilities at June 30, 2021	$6,835,500	$-	$6,835,500
Change in fair value of derivative warrant liabilities	(2,425,500)	-	(2,425,500)
Derivative warrant liabilities at September 30, 2021	$4,410,000	$-	$4,410,000

Note 10-Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

Sponsor and Financing

Our sponsor is 7GC & CO. Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering (“Initial Public Offering”) was declared effective on December 22, 2020. On December 28, 2020, we consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.2 million, of which approximately $8.1 million was for deferred underwriting commissions.

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

Initial Business Combination

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or December 28, 2022 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, proceed to commence our voluntary liquidation and thereby our formal dissolution, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. The representative of the underwriters has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event we do not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

Liquidity and Going Concern

As of September 30, 2021, we had approximately $0.9 million in cash and working capital of approximately $189,000 (not taking into account approximately $124,000 of taxes that may be paid using interest income from the Trust Account).

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

Results of Operations

Our entire activity since inception up to September 30, 2021, was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $6.0 million, which consisted of approximately $6,000 in interest income earned on the Trust Account and approximately a $6.2 million gain from changes in fair value of derivative warrant liabilities, partially offset by approximately $198,000 in general and administrative expenses and approximately $50,000 in franchise tax expenses.

For the nine months ended September 30, 2021, we had net income of approximately $12.7 million, which consisted of approximately $17,000 in interest income earned on the Trust Account and approximately a $14.8 million gain from changes in fair value of derivative warrant liabilities, partly offset by approximately $1.9 million in general and administrative expenses and approximately $150,000 in franchise tax expenses.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the respective period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 18,850,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the second quarter of 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of September 30, 2021.

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

Dated: November 15, 2021	7GC & CO. HOLDINGS, INC.

	By:	/s/ Jack Leeney
	Name:	Jack Leeney
	Title:	Chief Executive Officer