Form 10-K/A
period 2020-12-31
7GC & Co. Holdings Inc.
filed 2022-03-10
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

i

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to 7GC & Co. Holdings Inc., unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K amends Amendment No. 1 to the Annual Report on Form 10-K of 7GC & Co. Holdings Inc. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 28, 2021 (the “First Amended Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on December 28, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore on January 18, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 28, 2020 (the “Post-IPO Balance Sheet”), as previously restated in the First Amended Filing, (ii) audited financial statements as of December 31, 2020 and for the period from September 18, 2020 (inception) through December 31, 2020 included in First Amended Filing, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 28, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021, and (v) Note 2 to the unaudited interim financial statements and Item 4 of Part I included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods in this Amendment No. 2 for the Post-IPO Balance Sheet and the Company’s audited financial statements as of December 31, 2020 and for the period from September 18, 2020 (inception) through December 31, 2020. The unaudited interim financial statements for the periods ended March 31, 2021, and June 30, 2021 will be restated in an amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”) as soon as practicable.

None of the above changes impacted the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 2.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the First Amended Filing is being amended or updated by this Amendment No. 2 and this Amendment No. 2 does not purport to reflect any information or events subsequent to the Annual Report on Form 10-K. This Amendment No. 2 continues to describe the conditions as of the date of the Annual Report on Form 10-K and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the First Amended Filing and with our filings with the SEC subsequent to the First Amended Filing.

The Company has not amended its prior Current Report on Form 8-K filed with the SEC on January 4, 2021, which contained its audited balance sheet as of December 28, 2020. The financial information contained in that Current Report on Form 8-K is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such Current Report should no longer be relied upon. This Amendment No. 2 continues to describe the conditions as of the date of the Annual Report on Form 10-K and, except as expressly contained herein, the Company has not updated, modified or supplemented the disclosures contained in the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the First Amended Filing and with the Company’s filings with the SEC subsequent to the First Amended Filing.

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

Unless otherwise stated in this Annual Report on Form 10-K/A, references to:

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

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements, or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

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

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. We corrected this error in our First Amended Filing.

Our management and our audit committee also concluded that it was appropriate to restate our previously issued financial statements related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, for the Affected Periods. See Note 2 for our financial statements included herein.

As a result, we have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner. As part of the restatements, we identified a material weakness in our internal controls over financial reporting relating to accounting for complex financial instruments.

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

For a discussion of management’s consideration of the material weakness identified see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 2.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “us,” “our” or “we” refer to 7GC & Co. Holdings Inc. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included elsewhere in this Amendment No. 2 to the Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

In this Amendment No. 2, we are restating our audited financial statements as of December 31, 2020, and for the period from September 18, 2020 (inception) to December 31, 2020.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the IPO on December 28, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.

Therefore on January 18, 2022, our management and the Audit Committee concluded that our previously issued (i) audited balance sheet as of December 28, 2020, as previously restated in the First Amended Filing, (ii) audited financial statements as previously restated in the First Amended Filing, (iii) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 28, 2021 and (iv) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021, and (v) Note 2 to the unaudited interim financial statements and Item 4 of Part I included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the 2020 periods herein and intends to restate its 2021 interim financial statements for the Affected Periods in an amended quarterly report on Form 10-Q for the period ended September 30, 2021.

The restatement does not have an impact on our cash position and cash held in the Trust Account.

Our management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

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

Our management plans to continue its efforts to complete a Business Combination within 24 months of the closing of the Initial Public Offering, or December 28, 2022. We believe that the funds currently available to us outside of the Trust Account will be sufficient to allow us to operate until December 28, 2022; however, there can be no assurances that this estimate is accurate.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” our management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. If we are unable to complete a Business Combination by December 28, 2022, then we will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 28, 2022.

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Warrant. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2020, we had no borrowings under the Working Capital Loans.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,850,000 shares of our Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-21 comprising a portion of this Annual Report on Form 10-K/A.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that its control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 28, 2020, its financial statements for the period ended December 31, 2020 and its interim financial statements and notes for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Amendment No. 2 present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Management’s Report on Internal Controls over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on December 28, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, taking into consideration the SEC Staff Statement, we concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated in our Amendment No. 1 to the Form 10-K/A as filed with the SEC on May 28, 2021. In addition, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock issued by the Company was not effectively designed or maintained resulting in the misclassification of Class A common stock as permanent equity instead of temporary equity and changes to the Company’s net income (loss) per share calculations that have been restated within this Form 10-K/A filing.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Patrick Eggen has served as one of our Directors since December 2020. Since March 2018, Mr. Eggen has served as a Founding General Partner of Counterpart Ventures, an early stage venture capital firm. Mr. Eggen led the firm’s investments in Sense360, data insights platform (acquired by Medallia in 2020), Particle, IoT platform for the enterprise, Cloudbeds, hospitality management platform and Prismo Systems, cybersecurity software for the enterprise. Between February 2005 and March 2018, Mr. Eggen was a Managing Director at Qualcomm Ventures where he oversaw North America investment strategy and founded their Global Early Stage Fund, whose investments included Zoom (NASDAQ:ZM), Cruise (acquired by General Motors), 99 (acquired by Didi), Matterport, Noom and SwiftNav. Additionally he co-sponsored investments in Ring (acquired by Amazon) and Waze (acquired by Google). Prior investments (exits) include Aicent, Avaak (acquired by NetGear), Divide (acquired by Google), Clicker (acquired by CBS), Magisto (acquired by IAC), Tempo.AI (acquired by Salesforce), ThinkNear (acquired by Telenav) and Viewdle (acquired by Google). From July 1998 to September 2001, Mr. Eggen served as an analyst in the Investment Banking Division of Salomon Smith Barney, where he focused on mergers& acquisitions and capital raising advisory in the Global Telecommunications team. Mr. Eggen holds a B.A. from Northwestern University and a M.B.A. from the Northwestern Kellogg School of Management. Mr. Eggen is well qualified to serve as director due to his extensive venture capital and investment experience.

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

Dr. Steffen Pauls currently serves as a Founding Partner of 7GC, a growth stage venture capital fund founded in 2015 that focuses on technology investments. Dr. Pauls has also served as Founder and Chairman of Moonfare gmbH, an investing platform that has invested over $400 million across various alternative investment funds, since October 2015. From 2004 to 2015 Dr. Pauls served as a Managing Director of KKR& Co. Inc., or KKR, where he was a senior member of KKR’s deal team, responsible for the German market, deal origination, due diligence and portfolio coverage. Additionally, Dr. Pauls was a senior member of KKR Capstone, the firm’s “Operations Group.” Dr. Pauls served on the boards of directors of ATU Auto-Teile-Unger Handels GmbH & Co KG (Private), Die 1&1 Versatel GmbH (Private), Hertha BSC (Private), United Group B.V. (Private), and Pro7Sat1 Group (PSM:DE). Previously, Dr. Pauls served as the Co-Founder and CEO for First Five Inc. (Private) between 1999 and 2003 and began his career at Boston Consulting Group from 1993 to 1999. Dr. Pauls holds a Masters degree from the University of Mannheim in Germany, an MBA from ESSEC in France, and a Doctoral degree from University of Trier in Germany.

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

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the year ended December 31, 2020.

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

We have entered into a registration rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

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

7GC & CO. HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

7GC & Co. Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of 7GC & Co. Holdings Inc. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from September 18, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 18, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by December 28, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

May 26, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is March 9, 2022

7GC & CO. HOLDINGS, INC.

BALANCE SHEET

(As Restated)

December 31, 2020

Assets:
Current assets:
Cash	$1,724,354
Prepaid expenses	555,410
Total current assets	2,279,764
Investments held in Trust Account	230,000,189
Total Assets	$232,279,953

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$16,981
Accrued expenses	70,000
Franchise tax payable	57,036
Total current liabilities	144,017
Derivative warrant liabilities	25,856,500
Deferred underwriting commissions	8,050,000
Total Liabilities	34,050,517

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding at $10.00 per share redemption value	230,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	-
Accumulated deficit	(31,771,139)
Total stockholders’ deficit	(31,770,564)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$232,279,953

The accompanying notes are an integral part of these financial statements.

7GC & CO. HOLDINGS, INC.

STATEMENT OF OPERATIONS

(As Restated)

For the Period from September 18, 2020 (inception) through December 31, 2020

General and administrative expenses	$44,937
Franchise tax expenses	57,036
Total operating expenses	(101,973)
Other income (expense)
Change in fair value of derivative warrant liabilities	(3,843,500)
Loss on issuance of private placement warrants	(1,323,000)
Financing cost - derivative warrant liabilities	(783,506)
Gain on investments held in Trust Account	189
Net loss	$(6,051,790)

Weighted average shares outstanding of Class A common stock	876,190
Basic and diluted net loss per share, Class A common stock	$(1.28)
Weighted average shares outstanding of Class B common stock	3,838,095
Basic and diluted net loss per share, Class B common stock	$(1.28)

The accompanying notes are an integral part of these financial statements.

7GC & CO. HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(As Restated)

For the Period from September 18, 2020 (inception) through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - September 18, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Accretion of Class A common stock to redemption amount	-	-	-	-	(24,425)	(25,719,349)	(25,743,774)
Net loss	-	-	-	-	-	(6,051,790)	(6,051,790)
Balance - December 31, 2020	-	$-	5,750,000	$575	$-	$(31,771,139)	$(31,770,564)

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

The Company’s management plans to continue its efforts to complete a Business Combination within 24 months of the closing of the Initial Public Offering, or December 28, 2022. The Company believes that the funds currently available to it outside of the Trust Account will be sufficient to allow it to operate until December 28, 2022; however, there can be no assurances that this estimate is accurate.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a Business Combination by December 28, 2022, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 28, 2022.

Note 2 —Restatement of Previously Issued Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company re-evaluated its accounting for its redeemable Class A common stock and earnings per share. In accordance with the SEC staff guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Articles of Incorporation currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company concluded it should present all redeemable Class A common stock as temporary equity and recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480, and correct is earnings per share presentation.

The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on January 4, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2020, which were all previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on May 28, 2021 (“the 2020 Affected Periods”), as well as the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (collectively, the “Affected Periods”).

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections noted above and determined that the related impact was material to the Affected Periods that contained the errors. Therefore, the Company is restating the 2020 Affected Periods in this filing. The quarterly periods ended March 31, 2021, and June 30, 2021, will be restated with an amendment the Company’s Form 10-Q for the quarterly period ended September 30, 2021.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the 2020 Affected Periods is presented below:

The impact of the restatement to the Post-IPO Balance Sheet is as follows:

As of December 28, 2020	As Reported	Adjustment	As Restated
Total assets	$232,837,304	-	$232,837,304
Total liabilities	$8,735,274	22,013,000	$30,748,274
Class A common stock subject to possible redemption	219,102,020	10,897,980	230,000,000
Preferred stock	-	-	-
Class A common stock	109	(109)	-
Class B common stock	575	-	575
Additional paid-in capital	5,085,016	(5,085,016)	-
Accumulated deficit	(85,690)	(27,825,855)	(27,911,545)
Total stockholders’ equity (deficit)	$5,000,010	$(32,910,980)	$(27,910,970)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$232,837,304	$-	$232,837,304
Shares of Class A common stock subject to possible redemption	21,910,202	1,089,798	23,000,000
Shares of Class A non-redeemable common stock	1,089,798	(1,089,798)	-

The table below presents the effect on the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 31, 2020:

As of December 31, 2020	As Previously Restated	Adjustment	As Restated
Total assets	$232,279,953		$232,279,953
Total liabilities	$34,050,517		$34,050,517
Class A common stock subject to possible redemption	193,229,430	36,770,570	230,000,000
Preferred stock	-	-	-
Class A common stock	368	(368)	-
Class B common stock	575	-	575
Additional paid-in capital	11,050,853	(11,050,853)	-
Accumulated deficit	(6,051,790)	(25,719,349)	(31,771,139)
Total stockholders’ equity (deficit)	$5,000,006	$(36,770,570)	$(31,770,564)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$232,279,953	$-	$232,279,953
Shares of Class A common stock subject to possible redemption	19,322,943	3,677,057	23,000,000
Shares of Class A non-redeemable common stock	3,677,057	(3,677,057)	-

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The impact of the restatement to the previously reported as restated statement of cash flows for the period ended December 31, 2020 is presented below:

For the Period from September 18, 2020 (inception) through December 31, 2020
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$197,089,020	$(197,089,020)	$-
Change in value of Class A common stock subject to possible redemption	$(3,859,590)	$3,859,590	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share for the period ended December 31, 2020 is presented below:

	Earnings (Loss) Per Share
	As Reported	Adjustment	As Restated
For the Period from September 18, 2020 (inception) through December 31, 2020
Net loss	$(6,051,790)	$-	$(6,051,790)
Weighted average shares outstanding - Class A common stock	23,000,000	(22,123,810)	876,190
Basic and diluted loss per share - Class A common stock	$-	$(1.28)	$(1.28)
Weighted average shares outstanding - Class B common stock	5,037,500	(1,199,405)	3,838,095
Basic and diluted loss per share - Class B common stock	$(1.20)	$(0.08)	$(1.28)

Subsequent to the Company’s previously issued Amendment No. 1 to its Annual Report on Form 10-K for the annual period ended December 31, 2020, as filed with the SEC on May 28, 2021, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements - Going Concern” management has determined that if the Company is unable to complete a Business Combination by December 28, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

Note 3—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period as of December 31, 2020, and the period from September 18, 2020 (inception) through December 31, 2020 (the “2020 Affected Period”) are restated in this Annual Report on Form 10-K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the redeemable Class A common stock and earnings per share in the Company’s previously issued audited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2020.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The 11,500,000 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 7,350,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Public Warrants was calculated using an option pricing method and the fair value of Private Placement Warrants was calculated using the Black-Scholes Option Pricing Model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,850,000 shares of the Company’s Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

	For the Period from September 18, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$(1,124,777)	$(4,927,013)

Denominator:
Basic and diluted weighted average common shares outstanding	876,190	3,838,095

Basic and diluted net income (loss) per common share	$(1.28)	$(1.28)

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

Note 8—Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2020, there were 23,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.

As of December 31, 2020, the Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Amount allocated to Public Warrants	(13,340,000)
Class A common stock issuance costs	(12,403,774)
Plus:
Accretion of carrying value to redemption value	25,743,774
Class A common stock subject to possible redemption	$230,000,000

Note 9—Stockholders’ Deficit

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2020, there are no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 23,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and therefore classified outside of permanent equity (see Note 8).

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

Note 10—Fair Value Measurements

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

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from September 18, 2020 (inception) through December 31, 2020 is summarized as follows:

	Private Placement	Public	Warrant Liabilities
Derivative warrant liabilities as of September 18, 2020 (inception)	$-	$-	$-
Issuance of Public and Private Warrants	8,673,000	13,340,000	22,013,000
Change in fair value of derivative warrant liabilities	1,543,500	2,300,000	3,843,500
Derivative warrant liabilities as of December 31, 2020	$10,216,500	$15,640,000	$25,856,500

Note 11—Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible.

The income tax provision (benefit) consists of the following:

December 31, 2020
Current
Federal	$-
State	-
Deferred
Federal	(21,375)
State	-
Valuation allowance	21,375
Income tax provision	$-

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax assets:
Start-up/Organization costs	$9,437
Net operating loss carryforwards	11,938
Total deferred tax assets	$21,375
Valuation allowance	(21,375)
Deferred tax asset, net of allowance	$-

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

There were no unrecognized tax benefits as of December 31, 2020. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	(13.3)%
Financing cost - derivative warrant liabilities	(2.7)%
Loss on issuance of private placement warrants	(4.6)%
Change in valuation allowance	(0.4)%
Effective tax rate	0.0%

Note 12—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued and determined that, other than the restatements in Note 2, there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

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

March 10, 2022	7GC & CO. HOLDINGS INC.

	By:	/s/ Jack Leeney
	Name:	Jack Leeney
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jack Leeney	Chief Executive Officer, Chairman of the Board, and President	March 10, 2022
Jack Leeney	(Principal Executive Officer)

/s/ Christopher Walsh	Chief Financial Officer, Chief Operating Officer	March 10, 2022
Christopher Walsh	(Principal Financial and Accounting Officer)

/s/ Thomas D. Hennessy	Director	March 10, 2022
Thomas D. Hennessy

/s/ M. Joseph Beck	Director	March 10, 2022
M. Joseph Beck

/s/ Courtney Robinson	Director	March 10, 2022
Courtney Robinson

/s/ Tripp Jones	Director	March 10, 2022
Tripp Jones

/s/ Kent Schofield	Director	March 10, 2022
Kent Schofield

/s/ Patrick Eggen	Director	March 10, 2022
Patrick Eggen