Form 10-Q/A
period 2021-09-30
7GC & Co. Holdings Inc.
filed 2022-03-10
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

7GC & CO. HOLDINGS, INC.

Form 10-Q

For the Quarter ended September 30, 2021

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to 7GC & Co. Holdings unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of 7GC & Co. Holdings as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).

On November 15, 2021, 7GC & Co. Holdings (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 2021 Form 10-Q”), which included a Note 2, Revision of Previously Reported Financial Statements, that described a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on December 28, 2020. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets. As a result, the Company presented all redeemable Class A common stock as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. In addition, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This method contemplates a Business Combination as the most likely outcome and differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously reported financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 in the Original Filing. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock subject to possible redemption and change to its presentation of earnings per share was material quantitatively and it should restate its previously reported financial statements.

Therefore, on January 18, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously reported revision to the (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 28, 2021; and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021, and (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company has restated these financial statements for the Affected Periods in this filing.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Item 4 – Controls and Procedures, contained herein.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Condensed Consolidated Financial Statements

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

7GC & CO. HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$858,135	$1,724,354
Prepaid expenses	352,527	555,410
Total current assets	1,210,662	2,279,764
Investments held in Trust Account	230,017,394	230,000,189
Total Assets	$231,228,056	$232,279,953

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$27,149	$16,981
Accrued expenses	994,770	70,000
Franchise tax payable	123,684	57,036
Total current liabilities	1,145,603	144,017
Deferred underwriting commissions	8,050,000	8,050,000
Derivative warrant liabilities	11,080,000	25,856,500
Total Liabilities	20,275,603	34,050,517

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 23,000,000 shares at $10.00 per share at redemption as of September 30, 2021 and December 31, 2020	230,000,000	230,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	575	575
Accumulated deficit	(19,048,122)	(31,771,139)
Total stockholders’ deficit	(19,047,547)	(31,770,564)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$231,228,056	$232,279,953

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

7GC & CO. HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Three and Nine Months Ended September 30, 2021

						Retained
	Common Stock				Additional	Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit
Balance - December 31, 2020 as restated	-	$-	5,750,000	$575	$-	$(31,771,139)	$(31,770,564)
Net income	-	-	-	-	-	11,043,416	11,043,416
Balance - March 31, 2021 as restated	-	$-	5,750,000	$575	$-	$(20,727,723)	$(20,727,148)
Net loss	-	-	-	-	-	(4,298,692)	(4,298,692)
Balance - June 30, 2021 as restated	-	$-	5,750,000	$575	$-	$(25,026,415)	$(25,025,840)
Net income	-	-	-	-	-	5,978,293	5,978,293
Balance - September 30, 2021	-	$-	5,750,000	$575	$-	$(19,048,122)	$(19,047,547)

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

Note 2-Basis of Presentation and Summary of Significant Accounting Policies (as restated)

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Articles of Incorporation currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses share pro rata between the the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both clasees of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.

Impact of the Restatement

None of the changes impacted the Company’s cash position or cash held in the trust account established in connection with the IPO (the “Trust Account”).

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$232,032,771	-	$232,032,771
Total liabilities	$22,759,919	-	$22,759,919
Class A common stock subject to possible redemption	204,272,850	25,727,150	230,000,000
Preferred stock	-	-	-
Class A common stock	257	(257)	-
Class B common stock	575	-	575
Additional paid-in capital	7,544	(7,544)	-
Retained earnings (accumulated deficit)	4,991,626	(25,719,349)	(20,727,723)
Total stockholders’ equity (deficit)	$5,000,002	$(25,727,150)	$(20,727,148)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$232,032,771	$-	$232,032,771
Shares of Class A common stock subject to possible redemption	20,427,285	2,572,715	23,000,000
Shares of Class A non-redeemable common stock	2,572,715	(2,572,715)	-

The Company’s unaudited condensed statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the three months ended March 31, 2021:

Three months ended March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$(11,043,420)	$11,043,420	$-

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$231,425,039	-	$231,425,039
Total liabilities	$26,450,879	-	$26,450,879
Class A common stock subject to possible redemption	199,974,150	30,025,850	230,000,000
Preferred share	-	-	-
Class A common stock	300	(300)	-
Class B common stock	575	-	575
Additional paid-in capital	4,306,201	(4,306,201)	-
Retained earnings (accumulated deficit)	692,934	(25,719,349)	(25,026,415)
Total stockholders’ equity (deficit)	$5,000,010	$(30,025,850)	$(25,025,840)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$231,425,039	$-	$231,425,039
Shares of Class A common stock subject to possible redemption	19,997,415	3,002,585	23,000,000
Shares of Class A non-redeemable common stock	3,002,585	(3,002,585)	-

The Company’s unaudited condensed statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the six months ended June 30, 2021:

Six months ended June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$(6,744,720)	$6,744,720	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings (Loss) Per Share
	As Reported	Adjustment	As Restated
Three months ended March 31, 2021 (unaudited)
Net income	$11,043,416	$-	$11,043,416
Weighted average shares outstanding - Class A common stock	23,000,000	-	23,000,000
Basic and diluted earnings per share - Class A common stock	$-	$0.38	$0.38
Weighted average shares outstanding - Class B common stock	5,750,000	-	5,750,000
Basic and diluted earnings per share - Class B common stock	$1.92	$(1.54)	$0.38
Three months ended June 30, 2021 (unaudited)
Net loss	$(4,298,692)	$-	$(4,298,692)
Weighted average shares outstanding - Class A common stock	23,000,000	-	23,000,000
Basic and diluted loss per share - Class A common stock	$-	$(0.15)	$(0.15)
Weighted average shares outstanding - Class B common stock	5,750,000	-	5,750,000
Basic and diluted loss per share - Class B common stock	$(0.75)	$0.60	$(0.15)
Six months ended June 30, 2021 (unaudited)
Net income	$6,744,724	$-	$6,744,724
Weighted average shares outstanding - Class A common stock	23,000,000	-	23,000,000
Basic and diluted earnings per share - Class A common stock	$-	$0.23	$0.23
Weighted average shares outstanding - Class B common stock	5,750,000	-	5,750,000
Basic and diluted earnings per share - Class B common stock	$1.17	$(0.94)	$0.23

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

Note 10-Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued and, other than the restatements described in Note 2, determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 31, 2020, and its interim financial statements for the quarters ended March 31, 2021, and June 30, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of its financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Dated: March 10, 2022	7GC & CO. HOLDINGS, INC.

	By:	/s/ Jack Leeney
	Name:	Jack Leeney
	Title:	Chief Executive Officer