Form 10-K
period 2021-12-31
7GC & Co. Holdings Inc.
filed 2022-04-01
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on June 30, 2021, as reported on The Nasdaq Capital Market was $222,640,000.

As of March 31, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share (“Class A Common stock”), and 5,750,000 shares of Class B common stock, par value $0.0001 per share (“Class B Common stock”), of the registrant issued and outstanding.

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

ii

Unless otherwise stated in this report on Form 10-K, references to:

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●

“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering, to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“sponsor” are to 7GC & Co. Holdings LLC, a Delaware limited liability company controlled by certain of our officers, directors and advisors;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees and any warrants issued upon conversion of working capital loans; and

●	“we,” “us,” “company” or “our company” are to 7GC & Co. Holdings Inc.

iii

PART I

Item 1. Business

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. While our efforts to identify a target business may span many industries and regions worldwide, we have focused our search for prospects within the technology industry. Our ability to locate a potential target is subject to the uncertainties discussed elsewhere in this report.

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

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 7,350,000 private placement warrants (the “Private Placement Warrants”) to 7GC & Co. Holdings LLC (our “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,350,000.

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

Hennessy Capital

Hennessy Capital LLC is a Wilson, Wyoming and Los Angeles, California based alternative investment firm founded in 2013 by Daniel J. Hennessy. Since its founding, Hennessy Capital has been one of the leading independent SPAC sponsors, having raised, together with its managing partners, a total of six SPACs since 2013 aggregating over $1 billion of equity. Hennessy Capital’s mission is to be a strategic growth partner for founders, management, employees and stockholders.

Mr. Hennessy, the Founder and Managing Member of Hennessy Capital, is one of the longest tenured and most experienced independent SPAC sponsors. He has served as the Chairman and Chief Executive Officer of Hennessy Capital Acquisition Corp., Hennessy Capital Acquisition Corp. II, Hennessy Capital Acquisition Corp. III and Hennessy Capital Acquisition Corp. IV, Hennessy Capital Investment Corp. V (NASDAQ: HCICU) and Hennessy Capital Investment Corp. VI (NASDAQ: HCVIU), and successfully orchestrated successful business combinations with Blue Bird Corporation (NASDAQ: BLBD), Daseke, Inc. (NASDAQ: DSKE), NRC Group Holdings Corp. (NYSE American: NRCG) and Canoo Holdings Ltd (NASDAQ: GOEV).

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

Mr. Leeney’s experience of over 14 years working in technology investing at Morgan Stanley, Hercules Capital, Telefonica Ventures, and co-founding 7GC have resulted in assembling a global team of investment professionals, creating a network with major global technology entrepreneurs and investment professionals, and investing significantly within venture capital.

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

Our management teams’ and advisors’ contacts and relationships are extensive across the technology ecosystem, providing superior access to potential targets. Our network includes partners at U.S. venture capital and private equity funds with investments in high growth technology companies and founders of technology companies. We intend to leverage this network to gain exclusive access to and identify attractive target businesses in the technology industry.

Board of Directors

Our board is comprised of a group of highly accomplished and engaged directors, including independent directors, who bring to us public company governance, executive leadership, operations oversight and capital markets expertise. Our board members have served as directors, officers, partners and other executive and advisory capacities for publicly-listed and privately-owned companies and private equity and venture capital firms. Our directors have extensive experience with public equity investing, mergers and acquisitions, divestitures and corporate strategy and possess relevant domain expertise in the sectors where we expect to source business combination targets. We believe their collective expertise, contacts and relationships will make us a highly desirable merger partner. Finally, all of our directors are individual investors in our sponsor.

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

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We believe our management team’s and our advisors’ operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in many industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

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

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

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

Financial Position

With funds available for an initial business combination in the amount of approximately $230,023,192 as of December 31, 2021, in each case before fees and expenses associated with our initial business combination and payment of $8,050,000 of deferred underwriting commissions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheets by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Sources of Target Businesses

Target business candidates have and will continue to be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a business combination transaction; in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors and advisors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

In evaluating a prospective business target, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

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

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the Delaware General Corporation Law (“DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

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

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are an early-stage Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after this offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least December 28, 2022, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a growing concern, since we will cease all operations except for liquidating if we are unable to complete an initial business combination by December 28, 2022; and

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our registration statement for our initial public offering and Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 10, 2022.

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

(b) Holders

On March 31, 2022, there was 1 holder of record of our units, 1 holder of record of our shares of Class A common stock and 2 holders of record of our warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities¶

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers¶ ¶

None.¶

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Liquidity and Going Concern

As of December 31, 2021, we had approximately $0.7 million in cash and a working capital deficit of approximately $370,000 (not taking into account approximately $174,000 of taxes that may be paid using interest income from the Trust Account).

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

We have incurred and expect to incur significant costs in pursuit of our financing and acquisition plans which resulted in our accrued expenses being greater than the cash balance in our operating bank account. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions and the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that our plans to consummate a Business Combination or raise additional funds will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to December 31, 2021, was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2021, we had net income of approximately $11.6 million, which consisted of approximately $14.3 million in income from the change in fair value of derivative warrant liabilities, and approximately $23,000 in interest income earned on the Trust Account, partly offset by approximately $2.5 million in general and administrative expenses and approximately $200,000 in franchise tax expense.

For the period from September 18, 2020 (inception) through December 31, 2020, we had a net loss of approximately $6.1 million, which consisted of approximately $3.8 million in losses from the change in fair value of derivative warrant liabilities, approximately $1.3 million in losses on issuance of private placement warrants, approximately $0.8 million in financing costs associated with derivative warrant liabilities, approximately $45,000 in general and administrative expenses and approximately $57,000 in franchise tax expense, partially offset by $189 in interest income earned on the Trust Account.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Public Warrants issued in the Initial Public Offering and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of the Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

Net Income (Loss) Per Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common stock is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the respective period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 18,850,000 shares of Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recently Adopted Accounting Standards

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

Recent Accounting Pronouncements

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-21  comprising a portion of this report on Form 10-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that its control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of our balance sheet as of December 28, 2020, our financial statements for the period ended December 31, 2020 and our interim financial statements and notes for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, our management believes that the financial statements included in this report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management understands that the accounting standards applicable to our financial statements are complex and has, since our inception, benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. This material weakness resulted in the restatement of our balance sheet as of December 28, 2020, our annual financial statements for the period ended December 31, 2020 and our interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, our management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described below.

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments we issued. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Jack Leeney	37	Chairman of the Board, Chief Executive Officer and President
Christopher Walsh	30	Chief Financial Officer, Chief Operating Officer and Secretary
Thomas D. Hennessy	36	Director
M. Joseph Beck	36	Director
Courtney Robinson	37	Director
Tripp Jones	41	Director
Kent Schofield	41	Director
Patrick Eggen	46	Director

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

Courtney Robinson has served as one of our Directors since December 2020. She has served as a director of PTAC since November 2019 and as a director of PTIC since December 2020. Since October 2014, Ms. Robinson has served as a Founding Partner of Advance Venture Partners LLC, a growth stage venture capital firm, and is responsible for the firm’s consumer investment practice. Ms. Robinson led the firm’s investments in Openly, a technology-enabled home insurance carrier; Bellhops, a technology-enabled moving service; Brandable, a portfolio of CPG brands; Curology, a personalized skincare provider; Modsy, an interior design marketplace; Rent the Runway (NASDAQ:RENT), a subscription clothing business; and Sawyer, an education marketplace. Between December 2011 and October 2014, Ms. Robinson was a Founding Principal at American Express Ventures, the investment arm of American Express (NYSE: AXP), and before that, served as Director of Business Development at Plum District, a local commerce marketplace, between February 2011 and December 2011. She began her career as a technology-focused investment banker at GCA Savvian Advisors LLC in 2006. Ms. Robinson holds a B.A. from Columbia University. Ms. Robinson is well qualified to serve as a director due to her extensive investment and advisory experience.

Tripp Jones has served as one of our Directors since December 2020. Since May 2011, Mr. Jones has served as a General Partner of August Capital, a venture capital firm, where he is responsible for the firm’s Special Opportunities funds. Mr. Jones has led the firm’s investments in ADARA, BARK, CommonBond, Compology, Hipcamp, Paperless Post, Quandl, Revel, Rocketmiles, Spacious, Sun Basket, Wattpad, and Yumi. He currently acts a director of Yumi, Sun Basket, Cosmopology, CommonBond.io, Paperless Post, Bark and Adara, and acts as a board observer for Hipcamp and Sendbird. From October 2013 to August 2019, Mr. Jones served on the boards of directors of Spacious.com (acquired by WeWork), Quandl (acquired by Nasdaq), RJMetrics (acquired by Magento Commerce), and RocketMiles (acquired by Priceline). Between June 2007 and May 2011, Mr. Jones served as a Senior Associate at Spectrum Equity Investors, and between August 2005 and June 2007, served as an analyst at JMP Securities. Mr. Jones began his career as an investment banker at BMO Capital Markets. Mr. Jones holds a B.A. from Princeton University. Mr. Jones is well qualified to serve as director due to his extensive venture capital and investment experience.

Kent Schofield has served as one of our Directors since December 2020. Since September 2021, Mr. Schofield has served as the Vice President of Finance and Strategy at ShipBob, Inc., where he leads the Commercial and Corporate Finance division. From April 2017 to September 2021, Mr. Schofield served as a Financial, Planning and Analysis team leader at Uber Technologies, Inc., or Uber (NYSE:UBER). Mr. Schofield also was head of investor relations in 2019, before, during, and after Uber’s initial public offering in May 2019. Between September 2010 and June 2015, Mr. Schofield served as a Vice President and lead equity analyst at Goldman Sachs within the TMT division. From December 2006 to September 2010, Mr. Schofield served as an associate equity research analyst at Citigroup, where he covered Software, Enterprise Information Technology and Hardware sectors. Mr. Schofield began his career as an equity research analyst at Prudential Securities in 2004. Mr. Schofield holds a B.A. in Economics from UCLA. Mr. Schofield is well qualified to serve as director due to his extensive public market investing and financial experience.

Patrick Eggen has served as one of our Directors since December 2020. Since March 2018, Mr. Eggen has served as a Founding General Partner of Counterpart Ventures, an early-stage venture capital firm. Mr. Eggen led the firm’s investments in Sense360, data insights platform (acquired by Medallia in 2020), Particle, IoT platform for the enterprise, Cloudbeds, hospitality management platform and Prismo Systems, cybersecurity software for the enterprise. Between February 2005 and March 2018, Mr. Eggen was a Managing Director at Qualcomm Ventures where he oversaw North America investment strategy and founded their Global Early Stage Fund, whose investments included Zoom (NASDAQ:ZM), Cruise (acquired by General Motors), 99 (acquired by Didi), Matterport, Noom and SwiftNav. Additionally he co-sponsored investments in Ring (acquired by Amazon) and Waze (acquired by Google). Prior investments (exits) include Aicent, Avaak (acquired by NetGear), Divide (acquired by Google), Clicker (acquired by CBS), Magisto (acquired by IAC), Tempo.AI (acquired by Salesforce), ThinkNear (acquired by Telenav) and Viewdle (acquired by Google). From July 1998 to September 2001, Mr. Eggen served as an analyst in the Investment Banking Division of Salomon Smith Barney, where he focused on mergers & acquisitions and capital raising advisory in the Global Telecommunications team. Mr. Eggen holds a B.A. from Northwestern University and a M.B.A. from the Northwestern Kellogg School of Management. Mr. Eggen is well qualified to serve as director due to his extensive venture capital and investment experience.

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

Our advisors (i) provide their business insights when we assess potential business combination targets and (ii) upon our request, provide their business insights as we work to create additional value in the businesses that we invest. In this regard, they fulfill some of the same functions as our board members. However, they have no written advisory, employment or advisory agreement with us. Additionally, except as disclosed under “Principal Stockholders,” our advisors have no other employment or compensation arrangements with us. Moreover, our advisors are not under any fiduciary obligations to us nor will they perform board or committee functions, nor will they have any voting or decision-making capacity on our behalf. They are not required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if any of our advisors becomes aware of a business combination opportunity which is suitable for any of the entities to which he has fiduciary or contractual obligations (including other blank check companies), he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses that we may invest.

Daniel J. Hennessy is one of our senior advisors and is the Founder and the Managing Member of Hennessy Capital LLC, an alternative investment firm founded in 2013 that focuses on sustainable industrial technology, infrastructure, and real estate technology sectors. Since October 2020, Mr. Hennessy has served as Chairman and Chief Executive Officer of Hennessy Capital Acquisition Corp. V (NASDAQ: HCIC) and since January 2021 he has also served as Chairman and CEO of Hennessy Capital Acquisition Corp. VI, or Hennessy VI. He currently serves as a senior advisor to PTIC, a special purpose acquisition company which conducted an initial public offering in December 2020. From March 2019 to December 2020, Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. IV, or Hennessy IV (NASDAQ: HCAC). Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. III, or Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services, now known as US Ecology, Inc. (NASDAQ: ECOL) and served as a director from January 2017 to October 2019. From April 2015 to February 2017, Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. II, or Hennessy II, which merged with Daseke in February 2017 and is now known as Daseke, Inc. (NASDAQ: DSKE) and from February 2017 to June 2021, served as its Vice Chairman. From September 2013 to February 2015, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., or Hennessy I, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and previously served as a director from September 2013 to April 2019. From 1988 to 2016, Mr. Hennessy served as a Partner at Code Hennessy & Simmons LLC (n/k/a CHS Capital or “CHS”), a middle-market private equity investment firm he co-founded in 1988. Prior to forming CHS, Mr. Hennessy was employed by Citicorp from 1984 to 1988 as head of the Midwest Region for Citicorp Mezzanine Investments and Vice President and Team Leader with Citicorp Leveraged Capital Group. He began his career in 1981 in the oil and gas lending group at Continental Illinois National Bank (now Bank of America) where he was a Banking Officer. Mr. Hennessy holds a B.A. degree, magna cum laude, from Boston College and an M.B.A. from the University of Michigan Ross School of Business. Mr. Hennessy is the father of Thomas D. Hennessy, an independent director.

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

Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Schofield qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We have established a compensation committee of the board of directors. Courtney Robinson and Tripp Jones serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Courtney Robinson and Tripp Jones are independent, and Ms. Robinson chairs the compensation committee.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 28,750,000 shares of our common stock, consisting of (i) 23,000,000 shares of our Class A common stock and (ii) 5,750,000 shares of our Class B common stock, issued and outstanding as of March 31, 2022. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Shares
7GC & Co. Holdings LLC (our sponsor)(2)(3)	—	—	5,650,000	98.3%	19.7%
Jack Leeney (3)	—	—	5,650,000	98.3%	19.7%
Christopher Walsh	—	—	—	—	—
Thomas D. Hennesey (3)	—	—	5,650,000	98.3%	19.7%
M. Joseph Beck (3)	—		5,650,000	98.3%	19.7%
Courtney Robinson	—	—	25,000	*	—
Tripp Jones	—	—	25,000	*	—
Kent Schofield	—	—	25,000	*	—
Patrick Eggen	—	—	25,000	*	—
All directors and executive officers as a group (8 individuals)(2)	—	—	5,750,000	98.3%	19.7%

5% or Greater Holders
Glazer Capital, LLC(4)	1,451,079	6.3%	—	—	—
Highbridge Capital Management, LLC(5)	1,805,895	7.9%	—	—	—

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 7GC & Co. Holdings Inc., 388 Market Street, Suite 1300, San Francisco, CA 94111.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis subject to adjustment, pursuant to the anti-dilution provisions contained therein.

(3)	Our sponsor is the record holder of such shares. VII Co-Invest Sponsor LLC and HC 7GC Partners I LLC are the managing members of the sponsor. VII Co-Invest Sponsor LLC is managed by SP Global Advisors LLC, which is managed by Mr. Leeney. Each of Mr. Hennessy and Mr. Beck are the managing members of HC 7GC Partners I LLC. As such, each of the foregoing individuals have voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Excludes 7.350,000 shares which may be purchased by exercising warrants that are not presently exercisable. The business address is 388 Market Street, Suite 1300, San Francisco, CA 94111.

(4)

According to a Schedule 13G filed on February 14, 2022, Glazer Capital, LLC ("Glazer Capital") is the record holder of such shares, held by certain funds and managed accounts to which Glazier Capital serves as investment manager (collectively, the “Glazer Funds”). Mr. Paul Glazer serves as the managing member of Glazer Capital, which respect to the shares held by Glazer Funds. The business address is 250 West 55th Street, Suite 30A, New York, New York, 10019.

(5)

According to a Schedule 13G/A filed on February 9, 2022, Highbridge Capital Management, LLC is the record holder of such shares, and the investment adviser to certain funds and accounts (the "Highbridge Funds"), with respect to the shares directly held by the Highbridge Funds. The business address is 277 Park Avenue, 23rd Floor, New York, New York, 10172.

Securities Authorized for Issuance under Equity Compensation Plans

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Patrick Eggen, Tripp Jones, Courtney Robinson and Kent Schofield are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or WithumSmith, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WithumSmith in connection with regulatory filings. The aggregate fees of WithumSmith for professional services rendered for the audit of our financial statements and other required filings with the SEC for the year and period ended December 31, 2021 and 2020 totaled approximately $97,000 and $75,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year and period ended December 31, 2021 and 2020 we did not pay WithumSmith any audit-related fees.

Tax Fees. We did not pay WithumSmith for tax services, planning or advice for the year and period ended December 31, 2021 and 2020.

All Other Fees. We did not pay WithumSmith for any other services for the year and period ended December 31, 2021 and 2020.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1) Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the Year Ended December 31, 2021 and for the Period from September 18, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2021 and for the Period from September 18, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the Year Ended December 31, 2021 and for the Period from September 18, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

(2) Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3) Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Item 16. Form 10-K Summary

Not applicable.

7GC & CO. HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the Year Ended December 31, 2021 and for the Period from September 18, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2021 and for the Period from September 18, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the Year Ended December 31, 2021 and for the Period from September 18, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

7GC & Co. Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 7GC & Co. Holdings Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2021 and for the period from September 18, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from September 18, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination  by December 28, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 31, 2022

PCAOB ID Number 100

7GC & CO. HOLDINGS, INC.

BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$711,652	$1,724,354
Prepaid expenses	264,193	555,410
Total current assets	975,845	2,279,764
Investments held in Trust Account	230,023,192	230,000,189
Total Assets	$230,999,037	$232,279,953
Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$342,538	$16,981
Accrued expenses	1,003,760	70,000
Franchise tax payable	174,094	57,036
Total current liabilities	1,520,392	144,017
Deferred underwriting commissions	8,050,000	8,050,000
Derivative warrant liabilities	11,572,000	25,856,500
Total Liabilities	21,142,392	34,050,517
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding at $10.00 per share at redemption as of December 31, 2021 and December 31, 2020	230,000,000	230,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2021 and December 31, 2020	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020	575	575
Additional paid-in capital	-	-
Accumulated deficit	(20,143,930)	(31,771,139)
Total stockholders’ deficit	(20,143,355)	(31,770,564)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$230,999,037	$232,279,953

The accompanying notes are an integral part of these financial statements.

7GC & CO. HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period from September 18, 2020 (inception) through December 31, 2020
General and administrative expenses	$2,480,244	$44,937
Franchise tax expense	200,050	57,036
Loss from operations	(2,680,294)	(101,973)
Other income
Change in fair value of derivative warrant liabilities	14,284,500	(3,843,500)
Loss on issuance of private placement warrants	-	(1,323,000)
Financing cost - derivative warrant liabilities	-	(783,506)
Gain on investments held in Trust Account	23,003	189
Net income (loss)	$11,627,209	$(6,051,790)
Weighted average shares outstanding of Class A common stock	23,000,000	876,190
Basic and diluted net income (loss) per share, Class A common stock	$0.40	$(1.28)
Weighted average shares outstanding of Class B common stock	5,750,000	3,838,095
Basic and diluted net income (loss) per share, Class B common stock	$0.40	$(1.28)

The accompanying notes are an integral part of these financial statements.

7GC & CO. HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021	-	$-	5,750,000	$575	$-	$(31,771,139)	$(31,770,564)
Net income	-	-	-	-	-	11,627,209	11,627,209
Balance - December 31, 2021	-	$-	5,750,000	$575	$-	$(20,143,930)	$(20,143,355)

FOR THE PERIOD FROM SEPTEMBER 18, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - September 18, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Accretion of Class A ordinary shares to redemption amount	-	-	-	-	(24,425)	(25,719,349)	(25,743,774)
Net loss	-	-	-	-	-	(6,051,790)	(6,051,790)
Balance - December 31, 2020	-	$-	5,750,000	$575	$-	$(31,771,139)	$(31,770,564)

The accompanying notes are an integral part of these financial statements.

7GC & CO. HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For The Period From September 18, 2020 (Inception) Through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$11,627,209	$(6,051,790)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(14,284,500)	3,843,500
Loss on issuance of private placement warrants	-	1,323,000
Financing cost - derivative warrant liabilities	-	783,506
Interest earned on investments held in Trust Account	(23,003)	(189)
Changes in operating assets and liabilities:
Prepaid expenses	291,217	(555,410)
Accounts payable	325,557	16,981
Accrued expenses	933,760	-
Franchise tax payable	117,058	57,036
Net cash used in operating activities	(1,012,702)	(583,366)
Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)
Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related party	-	150,000
Repayment of note payable to related party	-	(150,000)
Proceeds received from initial public offering, gross	-	230,000,000
Proceeds received from private placement	-	7,350,000
Offering costs paid	-	(5,067,280)
Net cash provided by financing activities	-	232,307,720
Net change in cash	(1,012,702)	1,724,354
Cash - beginning of the period	1,724,354	-
Cash - end of the period	$711,652	$1,724,354
Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions in connection with the initial public offering	$-	$8,050,000

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

As of December 31, 2021, the Company has not commenced any operations. All activity for the period from September 18, 2020 (inception) through December 31, 2021, has been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenue until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments held in the Trust Account (as defined below) and is subject to non-cash fluctuations for changes in the fair value of derivative warrant liabilities in its statements of operations. The Company’s fiscal year end is December 31.

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

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $0.7 million of cash in its operating account and a working capital deficit of approximately $370,000 (excluding tax obligations of approximately $174,000 that may be paid using investment income earned in Trust Account).

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

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans which resulted in the Company’s accrued expenses being greater than the cash balance in its operating account. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions and the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

7GC & CO. HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000, and any investments held in the Trust Account. As of December 31, 2021 and 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of December 31, 2021 and 2020 are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities money market funds.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

7GC & CO. HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets.

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

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

7GC & CO. HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 23,000,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common stock is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the respective period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 18,850,000 shares of Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

7GC & CO. HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Year Ended December 31, 2021		For the Period from September 18, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$9,301,767	$2,325,442	$(1,124,777)	$(4,927,013)

Denominator:
Basic and diluted weighted average common shares outstanding	23,000,000	5,750,000	876,190	3,838,095

Basic and diluted net income (loss) per common share	$0.40	$0.40	$(1.28)	$(1.28)

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

Recently Adopted Accounting Standards

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

Recent Accounting Pronouncements

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

7GC & CO. HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Note 4-Related Party Transactions

Founder Shares

On September 18, 2020, the Sponsor purchased 5,031,250 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.005 per share. On December 1, 2020, the Sponsor transferred 25,000 Founder Shares to each of the Company’s four director nominees. In December 2020, the Company effected a stock dividend of approximately 0.143 shares for each share of Class B common stock outstanding, resulting in an aggregate of 5,750,000 Founder Shares outstanding. Certain of the initial stockholders then retransferred an aggregate of 14,286 shares back to the Sponsor. Of the 5,750,000 Founder Shares outstanding, up to 750,000 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full, so that the initial stockholders would own 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on December 28, 2020; thus, the 750,000 Founder Shares were no longer subject to forfeiture.

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

Promissory Note - Related Party

On September 18, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was due upon the completion of the Initial Public Offering. The Company borrowed $150,000 under the Note and repaid the Note in full on December 28, 2020. As of December 31, 2021 and 2020, the Note is no longer available.

7GC & CO. HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021 and 2020, the Company had no Working Capital Loans outstanding.

Administrative Support Agreement

The Company agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. In the year ended December 31, 2021 and in the period from September 18, 2020 (inception) through December 31, 2020, the Company incurred and expensed approximately $120,000 and $0 in expenses for these services, respectively. These expenses were included in general and administrative expenses on the accompanying statements of operations. There was no outstanding balance for such services as of December 31, 2021, or December 31, 2020.

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

7GC & CO. HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6-Derivative Warrant Liabilities

As of December 31, 2021 and 2020, the Company had 11,500,000 Public Warrants and 7,350,000 Private Placement Warrants outstanding.

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

NOTES TO FINANCIAL STATEMENTS

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

Note 7-Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 23,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A common stock subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Amount allocated to Public Warrants	(13,340,000)
Class A common stock issuance costs	(12,403,774)
Plus:
Accretion of carrying value to redemption value	25,743,774
Class A common stock subject to possible redemption	$230,000,000

Note 8-Stockholders’ Deficit

Preferred stock-The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

7GC & CO. HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Class A Common Stock-The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 23,000,000 shares of Class A common stock outstanding, including 23,000,000 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheets (see Note 7).

Class B Common Stock-The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 5,750,000 shares of Class B common stock outstanding with no shares subject to forfeiture.

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

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$230,023,192	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$7,015,000	$-	$-
Derivative warrant liabilities - Private	$-	$-	$4,557,000

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$230,000,189	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$-	$-	$15,640,000
Derivative warrant liabilities - Private	$-	$-	$10,216,500

7GC & CO. HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

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

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since the three months ended March 31, 2021 reporting period. In the year ended December 31, 2021, the Company recognized a benefit of approximately $14.3 million resulting from a decrease in the fair value of the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31, 2021	As of December 31, 2020
Volatility	5.7%	15.0%
Stock price	$9.76	$9.89
Time to M&A (Yr)	0.50	1.00
Risk-free rate	1.31%	1.16%
Dividend yield	0.0%	0.0%

The changes in the fair value of the Level 3 derivative warrant liabilities for the year ended December 31, 2021 and for the period from September 18, 2020 (inception) through December 31, 2020, are summarized as follows:

Derivative warrant liabilities at September 18, 2020 (inception)	$-
Issuance of Public and Private Warrants	22,013,000
Change in fair value of derivative warrant liabilities	3,843,500
Derivative warrant liabilities at December 31, 2020	$25,856,500
Transfer of Public Warrants to Level 1	(8,740,000)
Change in fair value of derivative warrant liabilities	(12,559,500)
Derivative warrant liabilities at December 31, 2021	$4,557,000

7GC & CO. HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10-Income Taxes

The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

The income tax (benefit) provision consists of the following :

	For the Year Ended December 31, 2021	For the Period from September 18, 2020 (inception) through December 31, 2020

Current
Federal	$-	$-
State	-	-
Deferred
Federal	(558,031)	(21,375)
State	-	-
Valuation allowance	558,031	21,375
Income tax provision	$-	$-

The Company’s net deferred tax asset is summarized as follows:

	December 31,
	2021	2020

Deferred tax assets:
Start-up/Organization costs	$530,288	$9,437
Net operating loss carryforwards	49,118	11,938
Total deferred tax assets	579,406	21,375
Valuation allowance	(579,406)	(21,375)
Deferred tax asset, net of allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax asset and has therefore established a full valuation allowance. For the year ended December 31, 2021 and the period from September 18, 2020 (inception) through December 31, 2020, the valuation allowance increased by approximately $558,000 and approximately $21,000, respectively.

As of December 31, 2021 and 2020, the Company had approximately $234,000 and approximately $57,000, respectively, of U.S. federal net operating loss carryovers, which do not expire, available to offset future taxable income.

There were no unrecognized tax benefits as of December 31, 2021 and 2020. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

7GC & CO. HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	For the Year Ended December 31, 2021	For the Period from September 18, 2020 (inception) through December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	-25.8%	-13.3%
Loss on issuance of private placement warrants	0.0%	-4.6%
Financing cost - derivative warrant liabilities	0.0%	-2.7%
Change in valuation allowance	4.8%	-0.4%
Effective tax rate	0.0%	0.0%

Note 11-Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 22, 2020, by and among the Company and Cantor Fitzgerald & Co., as representative of the several underwriters. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated December 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of Registered Securities(3)
10.1	Letter Agreement, dated December 22, 2020, by and among the Company, its officers, its directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated December 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (1)
10.3	Registration Rights Agreement, dated December 22, 2020, by and between the Company and certain security holders. (1)
10.4	Administrative Support Agreement, dated December 22, 2020 by and between the Company and the Sponsor. (1)
10.5	Private Placement Warrants Purchase Agreement, dated December 22, 2020, by and between the Company and the Sponsor. (1)
10.6	Form of Indemnity Agreement (2)
14.1	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 28, 2020.

(2)	Incorporated by reference to the Company’s Form S-1, filed on December 7, 2020, as amended.

(3)	Incorporated by reference to the Company’s Form 10-K, filed on March 26, 2021.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2022	7GC & CO. HOLDINGS INC.

	By:	/s/ Jack Leeney
	Name:	Jack Leeney
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jack Leeney	Chief Executive Officer, Chairman of the Board, and President	April 1, 2022
Jack Leeney	(Principal Executive Officer)

/s/ Christopher Walsh	Chief Financial Officer, Chief Operating Officer	April 1, 2022
Christopher Walsh	(Principal Financial and Accounting Officer)

/s/ Thomas D. Hennessy	Director	April 1, 2022
Thomas D. Hennessy

/s/ M. Joseph Beck	Director	April 1, 2022
M. Joseph Beck

/s/ Courtney Robinson	Director	April 1, 2022
Courtney Robinson

/s/ Tripp Jones	Director	April 1, 2022
Tripp Jones

/s/ Kent Schofield	Director	April 1, 2022
Kent Schofield

/s/ Patrick Eggen	Director	April 1, 2022
Patrick Eggen