Form 10-Q
period 2022-03-31
7GC & Co. Holdings Inc.
filed 2022-05-16
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2022

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

As of May 13, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share and 5,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

7GC & CO. HOLDINGS, INC.

Form 10-Q

For the Quarter ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

7GC & CO. HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$478,518	$711,652
Prepaid expenses	253,568	264,193
Total current assets	732,086	975,845
Investments held in Trust Account	230,036,792	230,023,192
Total Assets	$230,768,878	$230,999,037

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$425,100	$342,538
Accrued expenses	1,017,070	1,003,760
Franchise tax payable	223,460	174,094
Total current liabilities	1,665,630	1,520,392
Deferred underwriting commissions	8,050,000	8,050,000
Derivative warrant liabilities	4,524,000	11,572,000
Total Liabilities	14,239,630	21,142,392

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding at $10.00 per share at redemption as of March 31, 2022 and December 31, 2021	230,000,000	230,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	-	-
Accumulated deficit	(13,471,327)	(20,143,930)
Total stockholders’ deficit	(13,470,752)	(20,143,355)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$230,768,878	$230,999,037

The accompanying notes are an integral part of these unaudited condensed financial statements.

7GC & CO. HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021

General and administrative expenses	$339,632	$369,891
Franchise tax expense	49,365	49,365
Loss from operations	(388,997)	(419,256)
Other income
Change in fair value of derivative warrant liabilities	7,048,000	11,457,000
Gain on investments held in Trust Account	13,600	5,672
Net income	$6,672,603	$11,043,416

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000
Basic and diluted net income per share, Class A common stock	$0.23	$0.38
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000
Basic and diluted net income per share, Class B common stock	$0.23	$0.38

The accompanying notes are an integral part of these unaudited condensed financial statements.

7GC & CO. HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	5,750,000	$575	$-	$(20,143,930)	$(20,143,355)
Net income	-	-	-	-	-	6,672,603	6,672,603
Balance - March 31, 2022 (unaudited)	-	$-	5,750,000	$575	$-	$(13,471,327)	$(13,470,752)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	5,750,000	$575	$-	$(31,771,139)	$(31,770,564)
Net income	-	-	-	-	-	11,043,416	11,043,416
Balance - March 31, 2021 (unaudited)	-	$-	5,750,000	$575	$-	$(20,727,723)	$(20,727,148)

The accompanying notes are an integral part of these unaudited condensed financial statements.

7GC & CO. HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income	$6,672,603	$11,043,416
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(7,048,000)	(11,457,000)
Gain on investments held in Trust Account	(13,600)	(5,672)
Changes in operating assets and liabilities:
Prepaid expenses	10,625	75,215
Accounts payable	82,562	16,420
Accrued expenses	83,310	101,067
Franchise tax payable	49,366	48,915
Net cash used in operating activities	(163,134)	(177,639)

Cash Flows from Financing Activities:
Offering costs paid	(70,000)	-
Net cash used in financing activities	(70,000)	-

Net change in cash	(233,134)	(177,639)

Cash - beginning of the period	711,652	1,724,354
Cash - end of the period	$478,518	$1,546,715

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

As of March 31, 2022, the Company has not commenced any operations. All activity for the period from September 18, 2020 (inception) through March 31, 2022, has been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenue until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments held in the Trust Account (as defined below) and is subject to non-cash fluctuations for changes in the fair value of derivative warrant liabilities in its unaudited condensed statements of operations. The Company’s fiscal year end is December 31.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $0.5 million of cash in its operating account and a working capital deficit of approximately $710,000 (excluding tax obligations of approximately $223,000 that may be paid using investment income earned in Trust Account).

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans which resulted in the Company’s accrued expenses being greater than the cash balance in its operating account. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the working capital deficit and the mandatory liquidation date and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a Business Combination by December 28, 2022, then the Company will cease all operations except for the purpose of liquidating. Management intends to close the business transaction prior to the termination date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 28, 2022.

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on April 1, 2022.

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

This may make comparison of the Company’s unaudited condensed financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the most significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000, and any investments held in the Trust Account. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of March 31, 2022 and December 31, 2021 are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities money market funds.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets, except for the derivative warrant liabilities (see Note 9).

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the respective period.

The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 18,850,000 shares of Class A common stock in the calculation of diluted income per common share, because their exercise is contingent upon future events. As a result, diluted net income per common share is the same as basic net income per common share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$5,338,082	$1,334,521	$8,834,733	$2,208,683

Denominator:
Basic and diluted weighted average common shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income per common share	$0.23	$0.23	$0.38	$0.38

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, deferred taxes were offset by their full valuation allowances.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, the Company had no Working Capital Loans outstanding.

Administrative Support Agreement

The Company agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. In the three months ended March 31, 2022 and 2021, the Company incurred and expensed approximately $30,000 in expenses for these services. These expenses were included in general and administrative expenses on the accompanying unaudited condensed statements of operations. There was no outstanding balance for such services as of March 31, 2022 and December 31, 2021.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6-Derivative Warrant Liabilities

As of March 31, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 7,350,000 Private Placement Warrants outstanding.

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7-Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

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

Note 8-Stockholders’ Deficit

Preferred stock-The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock-The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock outstanding, including 23,000,000 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets (see Note 7).

Class B Common Stock-The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock outstanding with no shares subject to forfeiture.

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

March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – U. S. Treasury Securities	$230,029,822	$-	$-
Investments held in Trust Account – Money Market Funds	$6,970
Liabilities:
Derivative warrant liabilities - Public	$2,760,000	$-	$-
Derivative warrant liabilities - Private Placement	$-	$-	$1,764,000

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Mutual Funds	$230,023,192	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$7,015,000	$-	$-
Derivative warrant liabilities - Private Placement	$-	$-	$4,557,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, as the Public Warrants were separately listed and traded in February 2021. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.

Level 1 instruments include investments in U.S. government securities and investments in money market and mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since the three months ended March 31, 2021 reporting period. In the three months ended March 31, 2022 and 2021, the Company recognized a benefit of approximately $7.0 million and $11.5 million, respectively, resulting from a decrease in the fair value of the derivative warrant liabilities and presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Volatility	2.3%	5.7%
Stock price	$9.80	$9.76
Time to M&A (Yr)	0.50	0.50
Risk-free rate	2.42%	1.31%
Dividend yield	0.0%	0.0%

The changes in the fair value of the Level 3 derivative warrant liabilities for the three months ended March 31, 2022 and 2021, are summarized as follows:

	2022	2021
Derivative warrant liabilities at January 1,	$4,557,000	$25,856,500
Change in fair value of derivative warrant liabilities	(2,793,000)	(11,457,000)
Transfer of Public Warrants to Level 1	-	(8,740,000)
Derivative warrant liabilities at March 31,	$1,764,000	$5,659,500

Note 11-Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

Liquidity and Going Concern

As of March 31, 2022, we had approximately $0.5 million in cash and a working capital deficit of approximately $710,000 (not taking into account approximately $223,000 of taxes that may be paid using interest income from the Trust Account).

Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

We have incurred and expect to incur significant costs in pursuit of our financing and acquisition plans which resulted in our accrued expenses being greater than the cash balance in our operating bank account. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the working capital deficit and the mandatory liquidation date and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. If we are unable to complete a Business Combination by December 28, 2022, then we will cease all operations except for the purpose of liquidating. Management intends to close the business transaction prior to the termination date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 28, 2022.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2022, was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had net income of approximately $6.7 million, which consisted of approximately $7.0 million in income from the change in fair value of derivative warrant liabilities, and approximately $14,000 in interest gain on the Trust Account, partly offset by approximately $340,000 in general and administrative expenses and approximately $49,000 in franchise tax expense.

For the three months ended March 31, 2021, we had net income of approximately $11.0 million, which consisted of approximately $11.5 million in changes in fair value of derivative warrant liabilities and approximately $6,000 in interest gain on the Trust Account, offset by approximately $370,000 in general and administrative expenses and approximately $49,000 in franchise tax expense.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Net Income (Loss) Per Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes as Business Combination as the most likely outcome. Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the respective period.

The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 18,850,000 shares of Class A common stock in the calculation of diluted income per common share, because their exercise is contingent upon future events. As a result, diluted net income per common share is the same as basic net income per common share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our unaudited condensed financial statements.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that its control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of our balance sheet as of December 28, 2020, our financial statements for the period ended December 31, 2020 and our interim financial statements and notes for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

As a result, our management performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, our management believes that the unaudited condensed financial statements included in this report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management understands that the accounting standards applicable to our unaudited condensed financial statements are complex and has, since our inception, benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on April 1, 2022, except as set forth below.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

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

Dated: May 16, 2022	7GC & CO. HOLDINGS, INC.

	By:	/s/ Jack Leeney
	Name:	Jack Leeney
	Title:	Chief Executive Officer