Form 10-Q
period 2022-06-30
7GC & Co. Holdings Inc.
filed 2022-08-12
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

7GC & CO. HOLDINGS, INC.

Form 10-Q

For the Quarter ended June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

7GC & CO. HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$236,154	$711,652
Prepaid expenses	168,694	264,193
Total current assets	404,848	975,845
Investments held in Trust Account	230,367,197	230,023,192
Total Assets	$230,772,045	$230,999,037

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$349,780	$342,538
Due to related party	21,134	-
Accrued expenses	977,865	1,003,760
Franchise tax payable	288,366	174,094
Income tax payable	11,064	-
Total current liabilities	1,648,209	1,520,392
Deferred underwriting commissions	8,050,000	8,050,000
Derivative warrant liabilities	1,696,500	11,572,000
Total Liabilities	11,394,709	21,142,392

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding at $10.00 per share at redemption as of June 30, 2022 and December 31, 2021	230,000,000	230,000,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	-	-
Accumulated deficit	(10,623,239)	(20,143,930)
Total stockholders' deficit	(10,622,664)	(20,143,355)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$230,772,045	$230,999,037

The accompanying notes are an integral part of these unaudited condensed financial statements.

7GC & CO. HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$233,847	$1,353,564	$573,479	$1,723,455
Franchise tax expense	64,906	49,863	114,271	99,228
Loss from operations	(298,753)	(1,403,427)	(687,750)	(1,822,683)
Other income (expense)
Change in fair value of derivative warrant liabilities	2,827,500	(2,901,000)	9,875,500	8,556,000
Interest Gain on investments held in Trust Account	330,405	5,735	344,005	11,407
Income (loss) before income tax expense	2,859,152	(4,298,692)	9,531,755	6,744,724
Income tax expense	11,064	-	11,064	-
Net income (loss)	$2,848,088	$(4,298,692)	$9,520,691	$6,744,724

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000	23,000,000	23,000,000
Basic and diluted net income (loss) per share, Class A common stock	$0.10	$(0.15)	$0.33	$0.23
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class B common stock	$0.10	$(0.15)	$0.33	$0.23

The accompanying notes are an integral part of these unaudited condensed financial statements.

7GC & CO. HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	5,750,000	$575	$-	$(20,143,930)	$(20,143,355)
Net income	-	-	-	-	-	6,672,603	6,672,603
Balance - March 31, 2022 (unaudited)	-	$-	5,750,000	$575	$-	$(13,471,327)	$(13,470,752)
Net income	-	-	-	-	-	2,848,088	2,848,088
Balance - June 30, 2022 (unaudited)	-	$-	5,750,000	$575	$-	$(10,623,239)	$(10,622,664)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	5,750,000	$575	$-	$(31,771,139)	$(31,770,564)
Net income	-	-	-	-	-	11,043,416	11,043,416
Balance - March 31, 2021 (unaudited)	-	$-	5,750,000	$575	$-	$(20,727,723)	$(20,727,148)
Net loss	-	-	-	-	-	(4,298,692)	(4,298,692)
Balance - June 30, 2021 (unaudited)	-	$-	5,750,000	$575	$-	$(25,026,415)	$(25,025,840)

The accompanying notes are an integral part of these unaudited condensed financial statements.

7GC & CO. HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$9,520,691	$6,744,724
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(9,875,500)	(8,556,000)
Interest Gain on investments held in Trust Account	(344,005)	(11,407)
Changes in operating assets and liabilities:
Prepaid expenses	95,499	121,179
Accounts payable	7,242	6,355
Due to related party	21,134	-
Accrued expenses	44,105	933,770
Franchise tax payable	114,272	16,237
Income tax payable	11,064	-
Net cash used in operating activities	(405,498)	(745,142)

Cash Flows from Financing Activities:
Offering costs paid	(70,000)	-
Net cash used in financing activities	(70,000)	-

Net change in cash	(475,498)	(745,142)

Cash - beginning of the period	711,652	1,724,354
Cash - end of the period	$236,154	$979,212

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

As of June 30, 2022, the Company has not commenced any operations. All activity for the period from September 18, 2020 (inception) through June 30, 2022, has been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments held in the Trust Account (as defined below) and is subject to non-cash fluctuations for changes in the fair value of derivative warrant liabilities in its unaudited condensed statements of operations. The Company’s fiscal year end is December 31.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $236,000 of cash in its operating account and a working capital deficit of approximately $944,000 (excluding tax obligations of approximately $299,000 that may be paid using investment income earned in Trust Account).

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

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000, and any investments held in the Trust Account. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of June 30, 2022 and December 31, 2021 are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities money market funds.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2022 and December 31, 2021.

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

Fair Value of Financial Instruments

The carrying value of the Company’s assets and liabilities recognized in the condensed balance sheets, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the fair value for such assets and liabilities either because of the short-term nature of the instruments or because the instrument is recognized at fair value.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the respective period.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 18,850,000 shares of Class A common stock in the calculation of diluted income per common share, because their exercise is contingent upon future events. As a result, diluted net income per common share is the same as basic net income per common share for the three months ended June 30, 2022 and 2021, and for the six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$2,278,470	$569,618	$(3,438,954)	$(859,738)	$7,616,553	$1,904,138	$5,395,779	$1,348,945

Denominator:
Basic and diluted weighted average common shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income (loss) per common share	$0.10	$0.10	$(0.15)	$(0.15)	$0.33	$0.33	$0.23	$0.23

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, deferred taxes were offset by their full valuation allowances.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, the Company had no Working Capital Loans outstanding.

Administrative Support Agreement

The Company agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. In the three months ended June 30, 2022 and 2021, the Company incurred and expensed approximately $30,000 in expenses for these services. In the six months ended June 30, 2022 and 2021, the Company incurred and expensed approximately $60,000 and $61,000, respectively, in expenses for these services. These expenses were included in general and administrative expenses on the accompanying unaudited condensed statements of operations. There was no outstanding balance for such services as of June 30, 2022 and December 31, 2021.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Due to Related Party

In the three and six months ended June 30, 2022, the Sponsor paid certain expenses on behalf of the Company. As of June 30, 2022, the outstanding balance for such advances were approximately $21,000, which was included in due to related party in current liabilities on the accompanying condensed balance sheets. There were no such advances outstanding as of December 31, 2021.

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

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities.

Management continues to evaluate the impact of these types of risks and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6-Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 7,350,000 Private Placement Warrants outstanding.

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

Note 7-Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

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

Note 8-Stockholders’ Deficit

Preferred stock-The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock-The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock outstanding, including 23,000,000 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets (see Note 7).

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B common stock-The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock outstanding with no shares subject to forfeiture.

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

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U. S. Treasury Securities	$230,360,162	$-	$-
Investments held in Trust Account - Money Market Funds	$7,035	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$1,035,000	$-	$-
Derivative warrant liabilities - Private Placement	$-	$-	$661,500

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual Funds	$230,023,192	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$7,015,000	$-	$-
Derivative warrant liabilities - Private Placement	$-	$-	$4,557,000

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, as the Public Warrants were separately listed and traded in February 2021. There were no transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2022.

Level 1 instruments include investments in U.S. government securities and investments in money market and mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since the three months ended March 31, 2021 reporting period. In the three months ended June 30, 2022 and 2021, the Company recognized a benefit/(charge) of approximately $2.8 million and ($2.9 million), respectively, resulting from a decrease/(increase) in the fair value of the derivative warrant liabilities and presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. In the six months ended June 30, 2022 and 2021, the Company recognized a benefit of approximately $9.9 million and $8.6 million, respectively, resulting from a decrease in the fair value of the derivative warrant liabilities and presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Volatility	2.5%	5.7%
Stock price	$9.84	$9.76
Time to M&A (Yr)	0.38	0.50
Risk-free rate	3.02%	1.31%
Dividend yield	0.0%	0.0%

The changes in the fair value of the Level 3 derivative warrant liabilities for the six months ended June 30, 2022 and 2021, are summarized as follows:

	2022	2021
Derivative warrant liabilities at January 1,	$4,557,000	$25,856,500
Change in fair value of derivative warrant liabilities	(2,793,000)	(11,457,000)
Transfer of Public Warrants to Level 1	-	(8,740,000)
Derivative warrant liabilities at March 31,	1,764,000	5,659,500
Change in fair value of derivative warrant liabilities	(1,102,500)	1,176,000
Derivative warrant liabilities at June 30,	$661,500	$6,835,500

Note 11-Subsequent Events

On July 26, 2022, the Company requested from its trustee, Continental Stock Transfer & Trust Company, to release approximately $276,000 of the interest earned on the investments held in the Trust Account from the Trust Account in order to pay the Company’s franchise taxes.

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that there have been no other events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

Sponsor and Financing

Our Sponsor is 7GC & Co. Holdings LLC, a Delaware limited liability company. The registration statement for our Initial Public Offering (“IPO Registration Statement”) was declared effective on December 22, 2020. On December 28, 2020, we consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.2 million, of which approximately $8.1 million was for deferred underwriting commissions.

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

Liquidity and Going Concern

As of June 30, 2022, we had approximately $236,000 in cash and a working capital deficit of approximately $944,000 (not taking into account approximately $299,000 of taxes that may be paid using interest income from the Trust Account).

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

Results of Operations

Our entire activity since inception up to June 30, 2022, was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had net income of approximately $2.8 million, which consisted of approximately $2.8 million in income from the change in fair value of derivative warrant liabilities and approximately $330,000 in gain on investments held in the Trust Account, partly offset by approximately $234,000 in general and administrative expenses, approximately $65,000 in franchise tax expense and approximately $11,000 in income tax expenses.

For the three months ended June 30, 2021, we had a net loss of approximately $4.3 million, which consisted of approximately $2.9 million in losses from the changes in fair value of derivative warrant liabilities, approximately $1.4 million in general and administrative expenses and approximately $50,000 in franchise tax expense, partly offset by approximately $6,000 in gain on investments held in the Trust Account.

For the six months ended June 30, 2022, we had net income of approximately $9.5 million, which consisted of approximately $9.9 million in income from the change in fair value of derivative warrant liabilities, and approximately $344,000 in gain on investments held in the Trust Account, partly offset by approximately $573,000 in general and administrative expenses, approximately $114,000 in franchise tax expense and approximately $11,000 in income tax expenses.

For the six months ended June 30, 2021, we had net income of approximately $6.7 million, which consisted of approximately $8.6 million in income from the change in fair value of derivative warrant liabilities and approximately $11,000 in gain on investments held in the Trust Account, partly offset by approximately $1.7 million in general and administrative expenses and approximately $99,000 in franchise tax expenses.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO Registration Statement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

As of the date of this report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) IPO Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 1, 2022, and (iii) Quarterly Report on Form 10-Q for the period ended March 31, 2022, as filed with the SEC on May 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and potentially non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial Business Combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are a large number of SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its IPO Registration Statement. The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement. We have not entered into a definitive business combination agreement within 18 months after the effective date of our IPO Registration Statement and do not expect to complete our initial Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our trust account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

Were we considered to be a “foreign person,” we might not be able to complete an initial Business Combination with a U.S. target company if such initial Business Combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. Our Sponsor is a U.S. entity, and the managing member of our Sponsor is a U.S. person. Our Sponsor is not controlled by, and does not have substantial ties with, a non-U.S. person. However, if CFIUS has jurisdiction over our initial Business Combination CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial Business Combination could be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*	Filed herewith

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2022	7GC & CO. HOLDINGS, INC.

	By:	/s/ Jack Leeney
	Name:	Jack Leeney
	Title:	Chief Executive Officer