Form 10-Q
period 2022-09-30
7GC & Co. Holdings Inc.
filed 2022-11-10
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 10, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

7GC & CO. HOLDINGS, INC.

Form 10-Q

For the Quarter ended September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

7GC & CO. HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$322,926	$711,652
Prepaid expenses	88,318	264,193
Total current assets	411,244	975,845
Investments held in Trust Account	231,034,869	230,023,192
Total Assets	$231,446,113	$230,999,037

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,520,586	$342,538
Due to related party	33,194	-
Accrued expenses	713,696	1,003,760
Franchise tax payable	149,639	174,094
Income tax payable	223,703	-
Total current liabilities	2,640,818	1,520,392
Deferred underwriting commissions	8,050,000	8,050,000
Derivative warrant liabilities	377,000	11,572,000
Total Liabilities	11,067,818	21,142,392

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding at approximately $10.03 and $10.00 per share at redemption as of September 30, 2022 and December 31, 2021, respectively	230,684,703	230,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	-	-
Accumulated deficit	(10,306,983)	(20,143,930)
Total stockholders’ deficit	(10,306,408)	(20,143,355)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$231,446,113	$230,999,037

The accompanying notes are an integral part of these unaudited condensed financial statements.

7GC & CO. HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

General and administrative expenses	$1,118,469	$197,594	$1,691,948	$1,921,049
Franchise tax expense	56,074	50,411	170,345	149,639
Loss from operations	(1,174,543)	(248,005)	(1,862,293)	(2,070,688)
Other income (expense)
Change in fair value of derivative warrant liabilities	1,319,500	6,220,500	11,195,000	14,776,500
Gain on investments held in Trust Account	1,068,641	5,798	1,412,646	17,205
Income (loss) before income tax expense	$1,213,598	$5,978,293	$10,745,353	$12,723,017
Income tax expense	212,639	-	223,703	-
Net income (loss)	$1,000,959	$5,978,293	$10,521,650	$12,723,017

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000	23,000,000	23,000,000
Basic and diluted net income (loss) per share, Class A common stock	$0.03	$0.21	$0.37	$0.44
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class B common stock	$0.03	$0.21	$0.37	$0.44

The accompanying notes are an integral part of these unaudited condensed financial statements.

7GC & CO. HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	5,750,000	$575	$-	$(20,143,930)	$(20,143,355)
Net income	-	-	-	-	-	6,672,603	6,672,603
Balance - March 31, 2022 (unaudited)	-	$-	5,750,000	$575	$-	$(13,471,327)	$(13,470,752)
Net income	-	-	-	-	-	2,848,088	2,848,088
Balance - June 30, 2022 (unaudited)	-	$-	5,750,000	$575	$-	$(10,623,239)	$(10,622,664)
Net income	-	-	-	-	-	1,000,959	1,000,959
Increase in redemption value of Class A common stock subject to redemption	-	-	-	-	-	(684,703)	(684,703)
Balance - September 30, 2022 (unaudited)	-	$-	5,750,000	$575	$-	$(10,306,983)	$(10,306,408)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	5,750,000	$575	$-	$(31,771,139)	$(31,770,564)
Net income	-	-	-	-	-	11,043,416	11,043,416
Balance - March 31, 2021 (unaudited)	-	$-	5,750,000	$575	$-	$(20,727,723)	$(20,727,148)
Net loss	-	-	-	-	-	(4,298,692)	(4,298,692)
Balance - June 30, 2021 (unaudited)	-	$-	5,750,000	$575	$-	$(25,026,415)	$(25,025,840)
Net income	-	-	-	-	-	5,978,293	5,978,293
Balance - September 30, 2021 (unaudited)	-	$-	5,750,000	$575	$-	$(19,048,122)	$(19,047,547)

The accompanying notes are an integral part of these unaudited condensed financial statements.

7GC & CO. HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$10,521,650	$12,723,017
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(11,195,000)	(14,776,500)
Gain on investments held in Trust Account	(1,412,646)	(17,205)
Changes in operating assets and liabilities:
Prepaid expenses	175,875	202,883
Accounts payable	1,178,048	10,168
Due to related party	33,194	-
Accrued expenses	(220,064)	924,770
Franchise tax payable	(24,455)	66,648
Income tax payable	223,703	-
Net cash used in operating activities	(719,695)	(866,219)

Cash Flows from Investing Activities
Cash withdrawn from Trust Account to pay franchise and income taxes	400,969	-
Net cash provided by investing activities	400,969	-

Cash Flows from Financing Activities:
Offering costs paid	(70,000)	-
Net cash used in financing activities	(70,000)	-

Net change in cash	(388,726)	(866,219)

Cash - beginning of the period	711,652	1,724,354
Cash - end of the period	$322,926	$858,135

Supplemental cash flow information:
Cash withdrawn to pay tax liabilities	$400,969	$-

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

As of September 30, 2022, the Company has not commenced any operations. All activity for the period from September 18, 2020 (inception) through September 30, 2022, has been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments held in the Trust Account (as defined below) and is subject to non-cash fluctuations for changes in the fair value of derivative warrant liabilities in its unaudited condensed statements of operations. The Company’s fiscal year end is December 31.

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

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $323,000 of cash in its operating account and a working capital deficit of approximately $1.9 million (excluding tax obligations of approximately $373,000 that may be paid using investment income earned in Trust Account).

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. Additionally, during the three and nine months ended September 30, 2022, approximately $401,000 of the interest earned on the investments held in the Trust Account was requested and released from the Trust Account in order to pay the Company’s tax obligations. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000, and any investments held in the Trust Account. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of September 30, 2022 and December 31, 2021 are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities money market funds.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2022 and December 31, 2021.

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a Business Combination as the most likely outcome. Net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the respective period.

The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 18,850,000 shares of Class A common stock in the calculation of diluted income per common share, because their exercise is contingent upon future events. As a result, diluted net income per common share is the same as basic net income per common share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$800,767	$200,192	$4,782,634	$1,195,659

Denominator:
Basic and diluted weighted average common shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income per common share	$0.03	$0.03	$0.21	$0.21

	For the Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$8,417,320	$2,104,330	$10,178,414	$2,544,603

Denominator:
Basic and diluted weighted average common shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income per common share	$0.37	$0.37	$0.44	$0.44

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, deferred taxes were offset by their full valuation allowances.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, the Company had no Working Capital Loans outstanding.

Administrative Support Agreement

The Company agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. In the three months ended September 30, 2022 and 2021, the Company incurred and expensed approximately $30,000 in expenses for these services. In the nine months ended September 30, 2022 and 2021, the Company incurred and expensed approximately $90,000 and $91,000, respectively, in expenses for these services. These expenses were included in general and administrative expenses on the accompanying unaudited condensed statements of operations. There was no outstanding balance for such services as of September 30, 2022 and December 31, 2021.

Due to Related Party

In the three and nine months ended September 30, 2022, the Sponsor paid certain expenses on behalf of the Company. As of September 30, 2022, the outstanding balance for such advances were approximately $33,000, which was included in due to related party in current liabilities on the accompanying condensed balance sheets. There were no such advances outstanding as of December 31, 2021.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 6-Derivative Warrant Liabilities

As of September 30, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 7,350,000 Private Placement Warrants outstanding.

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7-Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Amount allocated to Public Warrants	(13,340,000)
Class A common stock issuance costs	(12,403,774)
Plus:
Accretion of carrying value to redemption value	25,743,774
Class A common stock subject to possible redemption, December 31, 2021	230,000,000
Plus:
Increase in redemption value of Class A common stock subject to redemption	684,703
Class A common stock subject to possible redemption, September 30, 2022	$230,684,703

Note 8-Stockholders’ Deficit

Preferred stock-The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock-The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock outstanding, including 23,000,000 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets (see Note 7).

7GC & CO. HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B common stock-The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock outstanding with no shares subject to forfeiture.

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

September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U. S. Treasury Securities	$231,034,418	$-	$-
Investments held in Trust Account - Money Market Funds	$451	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$230,000	$-	$-
Derivative warrant liabilities - Private Placement	$-	$-	$147,000

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual Funds	$230,023,192	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$7,015,000	$-	$-
Derivative warrant liabilities - Private Placement	$-	$-	$4,557,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, as the Public Warrants were separately listed and traded in February 2021. There were no transfers to/from Levels 1, 2, and 3 during the nine months ended September 30, 2022.

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

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since the three months ended March 31, 2021 reporting period. In the three months ended September 30, 2022 and 2021, the Company recognized a benefit of approximately $1.3 million and $6.2 million, respectively, resulting from a decrease in the fair value of the derivative warrant liabilities and presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. In the nine months ended September 30, 2022 and 2021, the Company recognized a benefit of approximately $11.2 million and $14.8 million, respectively, resulting from a decrease in the fair value of the derivative warrant liabilities and presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of September 30, 2022	As of December 31, 2021
Volatility	2.5%	5.7%
Stock price	$9.93	$9.76
Time to M&A (Year)	0.22	0.50
Risk-free rate	4.21%	1.31%
Dividend yield	0.0%	0.0%

The changes in the fair value of the Level 3 derivative warrant liabilities for the nine months ended September 30, 2022 and 2021, are summarized as follows:

	2022	2021
Derivative warrant liabilities at January 1,	$4,557,000	$25,856,500
Change in fair value of derivative warrant liabilities	(2,793,000)	(11,457,000)
Transfer of Public Warrants to Level 1	-	(8,740,000)
Derivative warrant liabilities at March 31,	1,764,000	5,659,500
Change in fair value of derivative warrant liabilities	(1,102,500)	1,176,000
Derivative warrant liabilities at June 30,	661,500	6,835,500
Change in fair value of derivative warrant liabilities	(514,500)	(2,425,500)
Derivative warrant liabilities at September 30,	$147,000	$4,410,000

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report under “Item 1 Financial Statements”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $323,000 in cash and a working capital deficit of approximately $1.9 million (not taking into account approximately $373,000 of taxes that may be paid using interest income from the Trust Account).

Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. Additionally, during the three and nine months ended September 30, 2022, approximately $401,000 of the interest earned on our investments held in the Trust Account was requested and released to us in order to pay our tax obligations. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect our Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our ability to complete a business combination and the value of the Company’s securities.

Management continues to evaluate the impact of these types of risks and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on our Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occur after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent our would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable to us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

Results of Operations

Our entire activity since inception up to September 30, 2022, was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $1.0 million, which consisted of approximately $1.3 million in income from the change in fair value of derivative warrant liabilities and approximately $1.1 million in gain on investments held in the Trust Account, partly offset by approximately $1.1 million in general and administrative expenses, approximately $56,000 in franchise tax expense and approximately $213,000 in income tax expenses.

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

For the nine months ended September 30, 2022, we had net income of approximately $10.5 million, which consisted of approximately $11.2 million in income from the change in fair value of derivative warrant liabilities, and approximately $1.4 million in gain on investments held in the Trust Account, partly offset by approximately $1.7 million in general and administrative expenses, approximately $170,000 in franchise tax expense and approximately $224,000 in income tax expenses.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Net Income Per Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes as Business Combination as the most likely outcome. Net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the respective period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) IPO Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 1, 2022, and (iii) Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022, as filed with the SEC on May 16, 2022 and August 12, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company. In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or Business Combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Dated: November 10, 2022	7GC & CO. HOLDINGS, INC.

	By:	/s/ Jack Leeney
	Name:	Jack Leeney
	Title:	Chief Executive Officer