Form 10-K
period 2022-12-31
7GC & Co. Holdings Inc.
filed 2023-03-31
CIK 1826011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number:
001-39826

7GC & Co. Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-3118980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

388 Market Street, Suite 1300 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (628)
400-9284
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of Class A Common Stock, par value $0.0001 per share	VII	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock for $11.50 per share	VIIAW	The Nasdaq Stock Market LLC
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	VIIAU	The Nasdaq Stock Market LLC

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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule
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
of the Exchange Act).    Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on The Nasdaq Capital Market was $226,320,000.
As of March
30
, 2023, there were 5,076,777 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination (as defined below), including the Banzai Business Combination (as defined below);

•

the impact on the amount held in the trust account (as defined below), our capitalization and other impacts on our company or management team should we seek to further extend the deadline for consummating our initial business combination, including the Banzai Business Combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination, including the Banzai Business Combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities if we do not close the Banzai Business Combination;

•	our pool of prospective target businesses;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.

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

Unless otherwise stated in this report, or the context otherwise requires, references to:

•	“2022 Special Meeting” are to the special meeting in lieu of an annual meeting of the stockholders of the company held on December 21, 2022;

•	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

•	“ASU” are to the FASB Accounting Standards Update;

•	“Banzai” are to Banzai International Inc., a Delaware corporation;

•

“Banzai Business Combination” are to the business combination transaction to be entered into by the company (as defined below), Banzai, and the Merger Subs (as defined below) pursuant to the Banzai Merger Agreement (as defined below);

•	“Banzai Merger Agreement” are to the Agreement and Plan of Merger and Reorganization, dated December 8, 2022, by and among the company, Banzai, and the Merger Subs;

•

“Banzai Registration Statement/Proxy” are to the registration statement on Form S-4 containing a prospectus and proxy statement of the company to be filed in connection with Banzai Business Combination;

•	“Banzai Transactions” are to the Banzai Business Combination together with the other transactions contemplated by the Banzai Merger Agreement;

•	“board of directors,” “board” or “directors” are to the board of directors of the company;

•	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“charter” are to the company’s amended and restated certificate of incorporation, as amended;

•	“Class A common stock” are to the shares of Class A common stock of the company, par value $0.0001 per share;

•	“Class B common stock” are to the shares of Class B common stock of the company, par value $0.0001 per share;

•	“common stock” are to the company’s Class A common stock and Class B common stock, collectively;

•	“company,” “our company,” “we” or “us” are to 7GC & Co. Holdings Inc., a Delaware corporation;

•	“Continental” are to Continental Stock Transfer & Trust Company;

•

“Converted Shares” are to the shares of Class A common stock that may be issued upon the conversion of the principal of the Extension Note (as defined below), in whole or in part, at the option of our sponsor (as defined below);

•	“DGCL” are to the Delaware General Corporation Law;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•

“Extension” are to the extension of the date by which the company must consummate its initial business combination from December 28, 2022 to June 28, 2023, or such earlier date as determined by our board of directors, approved by the stockholders of the company at the 2022 Special Meeting;

•

“Extension Drawdown” are to an amount drawn under the Extension Note (as defined below) to finance deposits to the trust account in connection with the solicitation of the approval of the company’s stockholders of the Extension;

•

“Extension Note” are to the non-interest bearing unsecured promissory note issued to our sponsor on December 21, 2022 in connection with the Extension, which provides for borrowings from time to time of up to an aggregate of $2,300,000;

•	“FASB” are to the Financial Accounting Standards Board;

•	“FINRA” are to the Financial Industry Regulatory Authority;

•

“First Merger” are to the merger of First Merger Sub (as defined below) with and into Banzai pursuant to the Banzai Merger Agreement, with Banzai surviving as an indirect wholly owned subsidiary of the company;

•	“First Merger Sub” are to 7GC Merger Sub I, Inc., a Delaware corporation and an indirect wholly owned subsidiary of the company;

•

“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in the private placement (as defined below) and the shares of our Class A common stock that will be issued upon the automatic conversion thereof as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below));

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial public offering” are to the initial public offering that was consummated by the company on December 28, 2020;

•	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•

“IPO registration statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on December 7, 2020, as amended, and declared effective on December 22, 2022 (File No. 333-251162);

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“management” or our “management team” are to our officers and directors;

•	“Merger Subs” are to First Merger Sub together with Second Merger Sub (as defined below);

•	“Mergers” are to the First Merger together with the Second Merger (as defined below);

•	“Nasdaq” are to the Nasdaq Capital Market;

•	“PCAOB” are to Public Company Accounting Oversight Board (United States);

•	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;

•	“private placement warrants” are to the warrants issued to our sponsor in the private placement;

•

“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•

“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•

“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering, to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of Working Capital Loans (as defined below) that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Second Merger Sub” are to 7GC Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the company;

•

“Second Merger” are to the merger of Banzai (as the surviving company of the First Merger) with and into Second Merger Sub immediately after the First Merger pursuant to the Banzai Merger Agreement, with the Second Merger Sub surviving as a wholly owned subsidiary of the company;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“SPACs” are to special purpose acquisition companies;

•	“sponsor” are to 7GC & Co. Holdings LLC, a Delaware limited liability company controlled by certain of our officers, directors and advisors;

•	“this report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

•

“trust account” are to the U.S.-based trust account maintained by Continental, acting as trustee, in which a portion of the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering;

•	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

•

“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees and any warrants issued upon conversion of Working Capital Loans;

•	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm;

•	“Working Capital Drawdown” are to an amount drawn under the Extension Note to be used for working capital purposes; and

•

“Working Capital Loans” are to funds that, in order to finance transaction costs in connection with an initial business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the company’s directors and officers may, but are not obligated to, loan the company.

v

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting an initial business combination. While our efforts to identify a target business may span many industries and regions worldwide, we have focused our search for prospects within the technology industry. Our ability to locate a potential target and consummate a business combination is subject to the uncertainties discussed elsewhere in this report.

Initial Public Offering

On December 28, 2020, we consummated our initial public offering of 23,000,000 units. Each unit consists of one share of Class A common stock and one-half of one public warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 7,350,000 private placement warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $7,350,000.

Following our initial public offering, a total of $230,000,000, comprised of $222,650,000 of the proceeds from the initial public offering (which amount includes $8,050,000 of the underwriter’s deferred discount) and $7,350,000 of the proceeds of the sale of the Private Placement Warrants, was placed in the trust account maintained by Continental, acting as trustee.

We originally had up to 24 months from the closing of our initial public offering, or until December 28, 2022, to consummate an initial business combination. However, on December 21, 2022, the stockholders of the company approved the Extension, which extended the date by which the company must consummate its initial business combination by up to six months, or until June 28, 2023.

In connection with the Extension, on December 21, 2022, we issued to our sponsor the Extension Note, which provides for borrowings from time to time of up to an aggregate of $2,300,000. Up to $500,000 of the Extension Note may be drawn and used for working capital purposes and up to $1,800,000 of the Extension Note may be drawn and used to finance deposits to the trust account in connection with the solicitation of the approval of the company’s stockholders of the Extension. The company borrowed $1,300,000 under the Extension Note on December 21, 2022, $900,000 of which was an Extension Drawdown and $400,000 of which was a Working Capital Drawdown. The company may draw an additional $300,000 under the Extension Note as an Extension Drawdown for each of the three calendar months commencing on March 29, 2023 that is needed to complete the initial business combination and deposit such amounts in the trust account. The Extension Note is payable by us upon the earlier of the consummation of the initial business combination or our liquidation on or before June 28, 2023. For more information about the Extension Note, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Jack Leeney, our Chairman and Chief Executive Officer, and Christopher Walsh, our Chief Financial Officer and Chief Operating Officer. We must complete our initial business combination by June 28, 2023, 30 months from the closing of our initial public offering. If our initial business combination is not consummated by June 28, 2023, our existence will terminate, and we will distribute all amounts in the trust account.

We may elect to seek to further extend the deadline by which we must consummate our initial business combination, such as the Banzai Business Combination. Such an extension requires the approval of our public stockholders to amend our charter, who will be provided the opportunity to at that time to redeem all or a portion their shares (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our company, such as our ability to maintain our listing on Nasdaq). Our sponsor may also explore transactions under which it would sell its interest in our company to another management team.

Banzai Business Combination

On December 8, 2022, the company entered into the Banzai Merger Agreement with Banzai and the Merger Subs. Pursuant to the terms of the Banzai Merger Agreement, the parties thereto will enter into the Banzai Business Combination and the Banzai Transactions, pursuant to which, among other things, (i) First Merger Sub will merge with and into Banzai, with Banzai surviving as an indirect wholly owned subsidiary of the company, and (ii) immediately following the First Merger, Banzai will merge with and into Second Merger Sub, with the Second Merger Sub surviving as a wholly owned subsidiary of the company. At the closing of the Banzai Transactions, the company will change its name to Banzai International, Inc., and its common stock is expected to be listed on Nasdaq.

The Banzai Business Combination values the combined company resulting from the completion of the Banzai Business Combination at a pro forma enterprise value of approximately $380 million. Under the terms of the Banzai Merger Agreement, the consideration to be paid to security holders of Banzai prior to the effective time of the First Merger (such holders, the “Pre-Closing Holders,” and such time, the “First Effective Time”) in the First Merger is $293,000,000, subject to certain adjustments contained in the Banzai Merger Agreement, including a reduction of $7,672,000 and addition of the 7GC Transaction Expenses (as defined in the Banzai Merger Agreement) in excess of the deferred underwriting fees from our initial public offering and $10,000,000, in each case as more specifically set forth in the Banzai Merger Agreement. The consideration will be paid in stock, comprised of shares of our Class A common stock (the “7GC New Class A Shares”), which will have one vote per share, and our Class B common stock (the “7GC New Class B Shares”), which will have ten votes per share, in each case, as such classes of common stock exist as of immediately following the First Effective Time, and in cash in lieu of any fractional 7GC New Class A Shares or 7GC New Class B Shares that would otherwise be owed to any Pre-Closing Holder, as well as restricted 7GC New Class A Shares subject to the vesting and forfeiture provisions provided for in the Banzai Merger Agreement.

The Banzai Business Combination is expected to be consummated after the required approval by the stockholders of the company and the satisfaction of certain customary closing conditions, including the preparation and filing of the Banzai Registration Statement/Proxy Statement in connection with the registration under the Securities Act of the 7GC New Class A Shares and 7GC New Class B Shares to be issued pursuant to the Banzai Merger Agreement, which will also contain a prospectus and proxy statement included for the purpose of soliciting proxies from our stockholders to vote in favor of certain matters, and consummation of the acquisition by Banzai of Hyros Inc. (“Hyros”), pursuant to the terms and subject to the conditions set forth in that certain Agreement and Plan of Merger, dated as of December 8, 2022 (the “Hyros Purchase Agreement”), by and among Banzai, Hero Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Banzai, Hyros and the stockholder representative party thereto.

The foregoing description of the Banzai Merger Agreement is qualified in its entirety by reference thereto, a copy of which is filed with this report as Exhibit 2.1 and incorporated herein by reference.

Hyros Purchase Agreement

Prior to the execution and delivery of the Banzai Merger Agreement, on December 8, 2022, Banzai entered into the Hyros Purchase Agreement. Pursuant to the terms of the Hyros Purchase Agreement, Hyros Merger Sub will be merged with and into Hyros and shall continue as the surviving company and as a wholly owned subsidiary of Banzai (the “Hyros Acquisition”). The Closing of the Banzai Business Combination and the Banzai Transactions is conditioned on the consummation of the Hyros Acquisition. The aggregate consideration to be paid by Banzai shall be an amount equal to (a) $110,000,000 plus (b) if any, an amount equal to (i) $2,500,000 multiplied by (ii) an amount equal to (A) (x) the amount of the annual recurring revenue of Hyros calculated as of the closing of the Hyros Acquisition minus (y) the amount of the annual recurring revenue of Hyros calculated as of November 30, 2022 divided by (B) $600,000, subject to certain adjustments contained in the Hyros Purchase Agreement, including deductions for working capital, indebtedness, and certain unpaid third-party expenses.

Additional information regarding the proposed Banzai Business Combination and the business and operations of Banzai, including the Hyros Acquisition, is contained in the Current Report on Form 8-K filed by the company on December 8, 2022 and will be included in the Banzai Registration Statement/Proxy on Form S-4 (when available) once filed by the company with the SEC.

The discussions below about the investment themes and process for an initial business combination are only relevant to the extent that the company does not complete the Banzai Business Combination.

Our Partnership

We are a partnership between 7GC & Co Sarl, or “7GC”, a technology growth fund based in San Francisco, California and Berlin, Germany, and Hennessy Capital LLC, or “Hennessy Capital”, a leading independent SPAC sponsor based in Wilson, Wyoming and Los Angeles, California. We seek to leverage the extensive SPAC experience and technology relationships of our officers, directors and advisors with founders, venture capitalists, and growth equity managers to identify, screen, select, and partner with a high growth, cutting-edge technology business. Our management team believes that its unique access to technology assets, coupled with a demonstrable SPAC track record, will be central to its differentiated investment strategy.

7GC

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

7GC has been an early and active investor in companies that have demonstrated strong value creation, such as Cheddar TV, a company that was acquired in April 2019, and hims & hers (“hims”), a company that closed a business combination with Oaktree Acquisition Corp., a SPAC, in January 2021. 7GC participated in offerings of hims’ Series A, C and D shares from 2018 to 2020. 7GC invests across internet verticals, with considerable exposure in telehealth, future of work, marketplaces, and digital content services. 7GC is also a current investor in Jio Platforms, Capsule Pharmacy, Jyve, Roofstock, and The Mom Project. The firm also runs a fund of funds portfolio with LP investments in top-performing early-stage venture capital firms and selectively manages co-investments for the benefit of the firm’s limited partners.

Hennessy Capital

Hennessy Capital LLC is a Wilson, Wyoming and Los Angeles, California based alternative investment firm founded in 2013 by Daniel J. Hennessy, one of our senior advisors. Since its founding, Hennessy Capital has been one of the leading independent SPAC sponsors, having raised, together with its managing partners, a total of six SPACs since 2013 aggregating over $1 billion of equity. Hennessy Capital’s mission is to be a strategic growth partner for founders, management, employees and stockholders.

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

Experienced Management Team with Deal Sourcing Network

Our team is led by Jack Leeney, our Chairman and Chief Executive Officer. Since September 2016, Mr. Leeney has served as a Founding Partner of 7GC, and is responsible for running the firm’s operations. Mr. Leeney’s experience of over 15 years working in technology investing at Morgan Stanley, Hercules Capital and Telefonica Ventures and co-founding 7GC have resulted in assembling a global team of investment professionals, creating a network with major global technology entrepreneurs and investment professionals, and investing significantly within venture capital.

Our management team also includes Christopher Walsh, our Chief Financial Officer and Chief Operating Officer. Since September 2020, Mr. Walsh has served as a Vice President at 7GC, where he is responsible for sourcing new investment opportunities and due diligence for all fund investments. Mr. Walsh brings significant investment and financial expertise across private and public capital markets. Over the last six years, Mr. Walsh has developed a large network of public and private investors, bankers, advisors, and entrepreneurs, who we believe will aid us in completing a business combination.

Our management team’s and advisors’ contacts and relationships are extensive across the technology ecosystem, providing superior access to potential targets. Our network includes partners at U.S. venture capital and private equity funds with investments in high growth technology companies and founders of technology companies. We are leveraging this network to gain exclusive access to and identify attractive target businesses in the technology industry.

Board of Directors

Our board is comprised of a group of highly accomplished and engaged directors, including independent directors, who bring to us public company governance, executive leadership, operations oversight and capital markets expertise. Our board members have served as directors, officers and partners and in other executive and advisory capacities for publicly-listed and privately-owned companies and private equity and venture capital firms. Our directors have extensive experience with public equity investing, mergers and acquisitions, divestitures and corporate strategy and possess relevant domain expertise in the sectors where we expect to source business combination targets. We believe their collective expertise, contacts and relationships make us a highly desirable merger partner. Finally, all of our directors are individual investors in our sponsor.

In addition to supporting us in the areas of assessment of key risks and opportunities and due diligence, members of our board of directors may also advise us after the completion of our business combination in overseeing our strategy and value creation plan where relevant expertise exists.

Business Strategy

We believe we have a competitive advantage in sourcing potential technology firms backed by the world’s premier venture capital firms. According to CBinsights and Crunchbase data, 36% of unicorn investors hold 75% of all unicorn investments. Our sourcing process leverages our management team’s deep relationships with top-tier entrepreneurs and investors in the U.S. venture capital ecosystem through the 7GC platform, including co-investment partners with leading venture capitalist and growth equity funds. Many of these firms, given 7GC’s strategic approach, bring us organic deal flow. Given our network and thematic approach, we anticipate that similar target merger candidates may be brought to us by these co-investment partners. In addition, we believe Hennessy Capital’s reputation, experience, and track record of successful SPAC business combinations makes us a preferred partner for these potential targets.

Business Combination Criteria

We are seeking a business combination with a business:

•	in a technology sector or subsector, whose business is characterized within the consumer internet and enterprise SaaS landscape with scaled market leadership;

•	with a business model that is immersed in the “offline to online” phenomenon, creating a digitalization process within an incumbent or legacy-based process;

•	close to our proximal co-invest networks of founders, operators, investors and advisors; and

•	in which we have a differentiated view on the ability of the target to create value as a public company versus remaining a private business.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

While we have used these criteria and guidelines in evaluating acquisition opportunities, such as the Banzai Business Combination, we may decide to enter into our initial business combination with a target business that only meets some but not all of these criteria and guidelines. In the event that we decide to enter into a business combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC.

Our Business Combination Process

In evaluating prospective target businesses, such as Banzai, we have conducted and will continue to conduct thorough due diligence review processes that encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We also utilize our expertise analyzing target companies, evaluating operating projections and financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or advisors. While Banzai is not affiliated with our sponsor, officers or directors, in the event we do not consummate the Banzai Business Combination and seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to us from a financial point of view.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination, as we believe any such opportunities presented would be smaller than what we are interested in, in different fields than what we would be interested in, or to entities that are not themselves in the business of engaging in business combinations. Our charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors may become an officer or director of another SPAC with a class of securities intended to be registered under the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination, such as the Banzai Merger Agreement.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters, but they devote as much of their time to our affairs as they deem necessary to complete our initial business combination. The amount of time that any member of our management team devotes in any time period varies based on the current stage of the initial business combination process. We believe our management team’s and our advisors’ operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in many industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses, such as Banzai. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses, such as Banzai, will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts, that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, such as the Banzai Business Combination, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, including our lack of an operating history and the requirement to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, exemption from compliance with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement to hold non-binding advisory stockholder votes on executive compensation and any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following December 28, 2025, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds in the trust account available for an initial business combination in the amount of approximately $52,128,420 as of December 31, 2022 before fees and expenses associated with our initial business combination and payment of $8,050,000 of deferred underwriting commissions, we offer a target business, such as Banzai, a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheets by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We will effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements which we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

For more information regarding the consideration to be paid in connection with the Banzai Business Combination, please see “Banzai Business Combination” above.

Although our management will assess the risks inherent in a particular target business with which we may combine, including Banzai, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We originally had up to 24 months from the closing of our initial public offering, or until December 28, 2022, to consummate an initial business combination. However, on December 21, 2022, the stockholders of the company approved the Extension, which extended the date by which we must consummate our initial business combination by up to six months, or until June 28, 2023, or such earlier date as determined by our board.

In connection with the Extension, on December 21, 2022, we issued to our sponsor the Extension Note, which provides for borrowings from time to time of up to an aggregate of $2,300,000. Up to $500,000 of the Extension Note may be drawn and used for working capital purposes and up to $1,800,000 of the Extension Note may be drawn and used to finance deposits to the trust account in connection with the solicitation of the approval of the company’s stockholders of the Extension. The company borrowed $1,300,000 under the Extension Note on December 21, 2022, $900,000 of which was an Extension Drawdown and $400,000 of which was a Working Capital Drawdown. The company will draw an additional $300,000 under the Extension Note as an Extension Drawdown for each of the three calendar months commencing on March 29, 2023 that is needed to complete the initial business combination and deposit such amounts in the trust account. The Extension Note is payable by us upon the earlier of the consummation of the initial business combination or our liquidation on or before June 28, 2023. For more information about the Extension Note, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as by attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates.

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

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers, directors or advisors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. While Banzai is not affiliated with our sponsor, officers, directors or advisors, in the event we do not consummate the Banzai Business Combination and seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, directors or advisors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Potential target companies with whom we may engage in discussions with may have had prior discussions with other blank check companies, bankers in the industry and/or other professional advisors, including blank check companies with which our executive officers or board of directors were affiliated. We may pursue transactions with such potential targets if (i) such other blank check companies are no longer pursuing transactions with such potential targets, (ii) we become aware that such potential targets are interested in a potential initial business combination with us and (iii) we believe such transactions would be attractive to our stockholders. We have not contacted any of the prospective target businesses that any SPAC affiliated with our officers, directors and advisors has considered and rejected while they were a blank check company searching for target businesses with which to consummate an initial business combination. However, we may contact such targets if we become aware that such targets are interested in a potential initial business combination with us and such transaction would be attractive to our stockholders.

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

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. Our stockholders will be relying on the business judgment of our board of directors, which has significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our proxy solicitation materials related to our initial business combination including any proxy solicitation materials delivered in connection with the Banzai Business Combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, representing 53.1% of the 10,826,777 shares of common stock outstanding, and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination, including the Banzai Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, we would not need any public shares voted in favor of our initial business combination in order to have our initial business combination approved. We intend to give not less than 10 days prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. Our charter provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we have conducted and will continue to conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

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

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of Banzai, when evaluating the desirability of effecting our initial business combination with that business and plan to continue to do so if the Banzai Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, including if the Banzai Business Combination is consummated, in connection with Jack Leeney is expected to serve as a director of the combined company post-closing, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rules (as in the case of the Banzai Business Combination), or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

•

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

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

We may also elect to seek to further extend the deadline by which we must consummate our initial business combination, such as the Banzai Business Combination. Such an extension requires the approval of our public stockholders to amend our charter, who will be provided the opportunity to at that time to redeem all or a portion their shares (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our company, such as our ability to maintain our listing on Nasdaq.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination, such as the Banzai Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2022 was $10.27 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to Cantor Fitzgerald & Co. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination, including, assuming consummation thereof, the Banzai Business Combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination such as the Banzai Business Combination or (ii) by means of a tender offer if the Banzai Business Combination is not consummated. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirements. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval, while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our charter would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our charter:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our charter:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, representing 53.1% of the 10,826,777 shares of common stock outstanding, and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination, including the Banzai Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, unless otherwise required under applicable law, we would not need any public shares voted in favor of our initial business combination in order to have our initial business combination approved. We intend to give not less than 10 days prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. Our charter provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the meeting held to approve a proposed initial business combination by a date set forth in the proxy materials mailed to such holders or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s Deposit/Withdrawal At Custodian System (the “DWAC System”), at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our proxy materials until the date set forth in such proxy materials to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If the Banzai Business Combination is not completed, we may continue to try to complete an initial business combination with a different target until June 28, 2023.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our charter provides that we will have only 30 months from the closing of our initial public offering to complete our initial business combination (or until June 28, 2023). If we are unable to complete our initial business combination by June 28, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by June 28, 2023.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by June 28, 2023. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by June 28, 2023. We will also provide this opportunity to our public stockholders should we seek approval to amend our charter to further extend the deadline by which we are required to consummate our initial business combination.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our charter (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 28, 2023 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate the Banzai Business Combination or any other initial business combination by the deadline set forth in our charter, we expect to use the amounts held outside the trust account of $1.0 millionas of December 31, 2022 to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.27. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.27. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements, that they would be prevented from bringing claims against the trust account, including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

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

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 28, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 28, 2023 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by June 28, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following June 28, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.27 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes, and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.27 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our charter (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 28, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by June 28, 2023, subject to applicable law. Stockholders who do not exercise their redemption rights in connection with an amendment to our charter would still be able to exercise their redemption rights in connection with a subsequent business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our charter, like all provisions of our charter, may be amended with a stockholder vote.

We may, however, elect to seek to further extend the deadline by which we must consummate our initial business combination, such as the Banzai Business Combination. Such an extension requires the approval of our public stockholders, who will be provided the opportunity to at that time to redeem all or a portion their shares (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our company, such as our ability to maintain our listing on Nasdaq). Our sponsor may also explore transactions under which it would sell its interest in our company to another management team.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, such as Banzai, we have encountered and may continue to encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete an initial business combination with such entity. We have filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following December 28, 2025, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the company and its operations:

•	We are an early-stage company with no revenue or basis to evaluate our ability to select a suitable business target;

•	We may not be able to complete our initial business combination, including the Banzai Business Combination, in the prescribed time frame;

•	Our expectations around the performance of a prospective target business, such as Banzai, or businesses may not be realized;

•	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•

Our officers and directors may have difficulties allocating their time between the company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	We may not be able to obtain additional financing to complete our initial business combination, including the Banzai Business Combination, or reduce number of stockholders requesting redemption;

•	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	Trust account funds may not be protected against third-party claims or bankruptcy;

•	An active market for our public securities’ may not develop and you will have limited liquidity and trading;

•	The availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the initial business combination;

•	Our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

•	There may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

•	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

•

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

•

We may engage one or more of our underwriters of our initial public offering or one of their respective affiliates to provide additional services to us, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination;

•

We may attempt to complete our initial business combination with a private company about which little information is available, such as Banzai, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

•

Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

•

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

•

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

•

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.27 per share;

•

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.27 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

•

In March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the company at an earlier time than we might otherwise choose;

•

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the company;

•

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, in December 2022 we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account until the earlier of consummation of our initial business combination or liquidation. As a result, we will likely receive less interest on the funds held in the trust account than the interest we would have received pursuant to our original trust account investments, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

•

We may not be able to complete an initial business combination with certain potential target companies, including Banzai, if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

•	Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

•

Military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

•

A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption;

•	There is substantial doubt about our ability to continue as a “going concern”; and

•

We may to seek to further extend the deadline by which we must consummate our initial business combination, such as the Banzai Business Combination. Such an extension requires the approval of our public stockholders, who will be provided the opportunity to at that time, to redeem all or a portion their shares (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our company, such as our ability to maintain our listing on Nasdaq). Our sponsor may also explore transactions under which it would sell its interest in our company to another management team.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

For risks related to Banzai and the Banzai Business Combination, please see the Banzai Registration Statement/Proxy once filed.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in (i) the IPO registration statement, (ii) our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on April 1, 2022, (iii) our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022 filed with the SEC on May 16, 2022, August 12, 2022 and November 10, 2022, respectively, and (iv) our Definitive Proxy Statement on Schedule 14A filed with the SEC on December 2, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 388 Market Street, Suite 1300, San Francisco, CA 94111 and our telephone number is (628) 400-9284. Our executive offices are provided to us by our sponsor. We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our units, public shares and public warrants are each traded on the Nasdaq Capital Market under the symbols “VIIAU,” “VII” and “VIIAW,” respectively. Our units commenced public trading on December 23, 2020, and our public shares and public warrants commenced separate public trading on February 12, 2021.

(b) Holders

On March 30, 2023, there was one holder of record of our units, two holders of record of our shares of Class A common stock, five holders of record of our Class B common stock and two holders of record of our warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5 of Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 10, 2022. There has been no material change in the planned use of proceeds from our initial public offering and the private placement as described in the IPO registration statement.

In December 2022, we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 21, 2022, we held the 2022 Special Meeting, and the stockholders of the company approved, among other things, the Extension, which extended the date by which we must consummate our initial business combination from December 28, 2022 to June 28, 2023, or such earlier date as determined by our board of directors. In connection with the Extension, stockholders holding 17,923,223 public shares exercised their right to redeem such shares for a pro rata portion of the trust account. We paid cash in the aggregate amount of approximately $180,858,526, or approximately $10.09 per share, to such redeeming stockholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2022:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2022	—	—	—	—
November 1 – November 30, 2022	—	—	—	—
December 1 – December 31, 2022	17,923,223	$10.09	—	—

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements other than statements of historical fact included in this report, including, without limitation, statements in this section, regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in Delaware on September 18, 2020. We were formed for the purpose of effecting an initial business combination. We are an emerging growth company and, as such, the company is subject to all of the risks associated with emerging growth companies.

Sponsor and Financing

Our sponsor is 7GC & Co. Holdings LLC, a Delaware limited liability company. The registration statement for our initial public offering was declared effective on December 22, 2020. On December 28, 2020, we consummated the initial public offering of 23,000,000 units, including 3,000,000 additional units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.2 million, of which approximately $8.1 million was for deferred underwriting commissions.

Simultaneously with the closing of our initial public offering, we consummated the private placement of 7,350,000 private placement warrants at a price of $1.00 per private placement warrant to our sponsor, generating proceeds of approximately $7.4 million.

Trust Account

Upon the closing of our initial public offering and the private placement, $230.0 million ($10.00 per unit) of the net proceeds of our initial public offering and certain of the proceeds of the private placement was placed in the trust account, with Continental acting as trustee, and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act, which invested only in direct U.S, government treasury obligations.

With respect to the regulation of SPACs like our company, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the circumstances in which SPACs could become subject to regulation under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, in December 2022 we instructed Continental, the trustee of the trust account, to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account until the earlier of consummation of our initial business combination or liquidation. This may reduce the amount of interest earned by the funds in the trust account. As of December 31, 2022, the funds in the trust account are held solely in an interest-bearing demand deposit account.

Initial Business Combination

If we are unable to complete an initial business combination by June 28, 2023, or such earlier date as determined by the Board (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, proceed to commence our voluntary liquidation and thereby our formal dissolution, subject in each case to our obligations to provide for claims of creditors and the requirement of applicable law. The representative of the underwriters has agreed to waive its rights to the deferred underwriting commission held in the trust account in the event we do not complete an initial business combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than our initial public offering price per unit ($10.00).

Stockholders Meeting, Trust Account Redemptions, Extension of Combination Period and Additional Trust Deposits

At the 2022 Special Meeting held on December 21, 2022, the Company’s stockholders approved the Extension, which extended the date by which we must consummate our initial business combination from December 28, 2022, or within 24 months from the closing of our initial public offering, to June 28, 2023, or such earlier date as determined by our board. In connection with the Extension, stockholders holding 17,923,223 public shares exercised their right to redeem such shares for a pro rata portion of the funds in our trust account. Following redemptions, we have 5,076,777 public shares outstanding. After the satisfaction of such redemptions, the balance of the trust account was approximately $52.1 million.

In connection with the Extension, our sponsor agreed to deposit into the trust account an aggregate of $900,000 plus $300,000 for each of the three subsequent calendar months commencing on March 29, 2023. As of December 31, 2022, $900,000 was deposited into the trust account for the benefit of the public stockholders. We issued the Extension Note to our sponsor in connection with these fundings.

Proposed Business Combination

On December 8, 2022, the Company entered in to the Banzai Merger Agreement with Banzai and the Merger Subs. Pursuant to the terms of the Banzai Merger Agreement, the parties thereto will enter into the Banzai Business Combination and the other Banzai Transactions, pursuant to which, among other things, (i) First Merger Sub will merge with and into Banzai, with Banzai surviving as an indirect wholly owned subsidiary of the company, and (ii) immediately after the First Merger, Banzai will merge with and into Second Merger Sub, with the Second Merger Sub surviving as a wholly owned subsidiary of the company. At the closing of the Banzai Transactions, the company will change its name to Banzai International, Inc., and its common stock is expected to be listed on Nasdaq.

The Banzai Business Combination is expected to be consummated after the required approval by the stockholders of the company and the satisfaction of certain other conditions described in the Banzai Merger Agreement. For more information about the Banzai Business Combination, see “Item 1. Business.”

Liquidity and Going Concern

As of December 31, 2022, we had approximately $1.0 million in cash and a working capital deficit of approximately $3.2 million (excluding the convertible promissory note – related party). During the year ended December 31, 2022, approximately $1.1 million was withdrawn from the Trust Account to pay tax obligations, and as of December 31, 2022, approximately $111,000 of tax obligations can be withdrawn from the Trust Account.

Subsequent to the consummation of our initial public offering, our liquidity has been satisfied through the net proceeds from the consummation of our initial public offering and the private placement held outside of the trust account and loans from our sponsor. Additionally, during the year ended December 31, 2022, approximately $1.1 million of the interest earned on our investments held in the trust account was requested and released to us in order to pay our tax obligations. In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. As of December 31, 2021, there were no Working Capital Loans outstanding.

On December 21, 2022, we issued the Extension Note to our sponsor, which provides for borrowings from time to time of up to an aggregate of $2,300,000. Up to $500,000 of the Extension Note may be drawn and used for Working Capital Drawdowns and up to $1,800,000 of the Extension Note may be drawn and used for Extension Drawdowns. As of December 31, 2022, there was $200,000 outstanding as a Working Capital Drawdown under the Extension Note and $900,000 outstanding as an Extension Drawdown. The Extension Note does not bear interest and is repayable in full upon the earlier of the consummation of an initial business combination or the date the Company liquidates the trust account upon the failure to consummate an initial business combination within the requisite time period. Upon the consummation of an initial business combination, our sponsor shall have the option, but not the obligation, to convert the principal balance of the Extension Note, in whole or in part, into that number of Converted Shares equal to the principal amount of the Extension Note so converted divided by $10.00. The terms of the Converted Shares, if issued, will be identical to the terms of our public shares, except that the Converted Shares (x) will not be registered under the Securities Act and (y) will be subject to the terms of that certain letter agreement, dated as of December 22, 2020, among our Company, our sponsor, and certain other parties thereto. The Extension Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Extension Note and all other sums payable with regard to the Extension Note becoming immediately due and payable.

In December 2022, we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds.

We have incurred and expect to incur significant costs in pursuit of the Banzai Business Combination, which resulted in our accrued expenses being greater than the cash balance in our operating bank account. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that the working capital deficit and the mandatory liquidation date and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. If we are unable to complete an initial business combination by June 28, 2023, or such earlier date as determined by our board, then we will cease all operations except for the purpose of liquidating. Management intends to close an initial business transaction prior to the termination date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 28, 2023, or such earlier date as determined by our board.

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the continuing conflict between Russia and Ukraine and resulting market volatility could adversely affect the Company’s ability to complete an initial business combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our ability to complete an initial business combination and the value of the Company’s securities.

Management continues to evaluate the impact of these types of risks and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on our Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occur after December 31, 2022, in connection with an initial business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent our would be subject to the excise tax in connection with a business combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable to us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. In order to mitigate the current uncertainty surrounding the implementation of the IR Act, our sponsor, or a designee, agreed to indemnify us for any excise tax liabilities with respect to any future redemptions that occur after December 31, 2022 and prior to or in connection with an initial business combination or liquidation of the Company. The foregoing would mitigate a potential reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

Results of Operations

Our entire activity since inception up to December 31, 2022 was in preparation for our formation and our initial public offering and in connection with identifying a target company for an initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the year ended December 31, 2022, we had net income of approximately $9.4 million, which consisted of approximately $10.3 million in income from the change in fair value of derivative warrant liabilities, and approximately $3.2 million in gain on investments held in the trust account, partly offset by approximately $3.0 million in general and administrative expenses, approximately $226,000 in franchise tax expense and approximately $766,000 in income tax expenses.

For the year ended December 31, 2021, we had net income of approximately $11.6 million, which consisted of approximately $14.3 million in income from the change in fair value of derivative warrant liabilities, and approximately $23,000 in gain on investments held in the Trust Account, partly offset by approximately $2.5 million in general and administrative expenses and approximately $200,000 in franchise tax expense.

Contractual Obligations

Registration Rights

The holders of the founder shares, private placement warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO registration statement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of 2.0% of the gross proceeds of our initial public offering, or $4.6 million in the aggregate. In addition, the representative of the underwriters is entitled to a deferred fee of 3.5% of the gross proceeds of our initial public offering, or approximately $8.1 million. The deferred fee will become payable to the representative of the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The public warrants and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each consolidated balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations. The fair value of the public warrants issued in our initial public offering and the private placement warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the private placement warrants through September 30, 2022 have been estimated using a Monte Carlo simulation model at each measurement date and have since then relied on the quoted listed trading price of the public warrants. The fair value of the public warrants issued in connection with our initial public offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 5,076,777 and 23,000,000 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of our consolidated balance sheets.

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of our initial public offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequent changes result from Extension payments deposited in the Trust Account. The changes in the carrying value of the common stock, subject to possible redemption, result in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with our initial public offering and the private placement to purchase an aggregate of 18,850,000 shares of Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the years ended December 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an emerging growth company, whichever is earlier.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-19 comprising a portion of this report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

This report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the most recent quarter of the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Jack Leeney	38	Chairman of the Board, Chief Executive Officer and President
Christopher Walsh	31	Chief Financial Officer, Chief Operating Officer and Secretary
Thomas D. Hennessy	38	Director
M. Joseph Beck	37	Director
Courtney Robinson	38	Director
Tripp Jones	42	Director
Kent Schofield	43	Director
Patrick Eggen	47	Director

The experience of our directors and executive officers is as follows:

Jack Leeney has served as our Chairman and Chief Executive Officer since inception. Since September 2016, Mr. Leeney has served as a Founding Partner of 7GC and is responsible for running the firm’s operations. Mr. Leeney led the firm’s investments in Cheddar TV, Capsule Pharmacy, hims & hers, Jyve, Roofstock, The Mom Project, and Reliance Jio. Since 2020, he has served as a director for The Mom Project. From December 2020 to November 2022, he served as a director of PTIC, a SPAC that closed an initial business combination with RW National Holdings, LLC (d/b/a Appreciate), the parent holding company of Renters Warehouse, in November 2022. Between April 2011 and December 2016, Mr. Leeney served on the boards of directors of Quantenna Communications, Inc. (NASDAQ: QTNA), DoAt Media Ltd. (Private), CinePapaya (acquired by Comcast), Joyent (acquired by Samsung), BOKU, Inc. (AIM: BOKU), Eventful (acquired by CBS) and Blueliv (Private). Previously, Mr. Leeney served as the Head of U.S. Investing for Telefonica Ventures, the investment arm of Telefonica (NYSE: TEF), between June 2012 and September 2016 and as an investor at Hercules Capital (NYSE: HTGC) between May 2011 and June 2012. He began his career as a technology-focused investment banker at Morgan Stanley in 2007, where he worked on the initial public offerings for Tesla Motors, LinkedIn and Pandora. Mr. Leeney holds a B.S. from Syracuse University. Mr. Leeney is well qualified to serve as director due to his extensive venture capital experience.

Christopher Walsh has served as our Chief Financial Officer and Chief Operating Officer since inception. Since September 2020, Mr. Walsh has served as a Vice President at 7GC, where he is responsible for sourcing new investment opportunities and due diligence for all fund investments. Mr. Walsh assisted with the successful launch of Empros Capital in 2016, a boutique merchant bank that worked with pre-IPO and growth-stage technology companies, where he worked until 2019. Mr. Walsh played an active role in working with Empros Capital’s portfolio companies, working closely with management teams of several “Unicorn” companies within the FinTech, Enterprise Software, Online Marketplace, and Mobility verticals. Mr. Walsh began his career as a technology investor at Disruptive Technology Advisers in 2015, where he invested in and advised growth stage companies, including Palantir Technologies. Mr. Walsh holds a B.A. degree from Wesleyan University.

Thomas D. Hennessy has served as one of our directors since December 2020. From August 2020 to November 2022, he served as the Chairman, Co-Chief Executive Officer and President of PTIC, a SPAC that closed an initial business combination with RW National Holdings, LLC (d/b/a Appreciate), the parent holding company of Renters Warehouse, in November 2022. From November 2019 to December 2020, he served as the Chairman, Co-Chief Executive Officer and President of PTAC, a SPAC that closed an initial business combination with Porch.com in December 2020. Mr. Hennessy has served as the Managing Partner of Real Estate Strategies of Hennessy Capital LLC since July 2019. From September 2014 to July 2019, Mr. Hennessy served as a Portfolio Manager at ADIA, the largest global institutional real estate investor, where he was responsible for managing office, residential, and retail assets in the U.S. totaling over $2.1 billion of net asset value or $5.0 billion of gross asset value. While at ADIA, Mr. Hennessy executed over $475 billion of equity commitments to U.S. acquisitions and developments and over $435 million of limited partner equity commitments to opportunistic real estate equity funds, real estate credit funds, and real estate technology venture capital funds. Mr. Hennessy also created and led ADIA’s PropTech investment mandate, which included committing equity to PropTech. From January 2011 to April 2014, Mr. Hennessy served as an associate at Equity International Management LLC, an opportunistic real estate private equity fund founded by Sam Zell, where he evaluated investments and structured equity investments in real estate operating platforms in emerging markets. From September 2009 to January 2011, Mr. Hennessy served as an associate for CERES Real Estate Partners LLC, a private investment management company. From June 2007 to June 2009, Mr. Hennessy served as an analyst in the investment banking division of Credit Suisse, where he focused on mergers and acquisitions for companies in the real estate, gaming, lodging and leisure sectors as well as public and private financings of equity, debt and structured products. Mr. Hennessy is the son of Daniel J. Hennessy, one of our advisors. Mr. Hennessy holds a B.A. degree from Georgetown University and an M.B.A. from the University of Chicago Booth School of Business. Mr. Hennessy is well qualified to serve as director due to his extensive SPAC and private equity experience.

M. Joseph Beck has served as one of our directors since December 2020. From August 2020 to November 2022, he also served as the Co-Chief Executive Officer, Chief Financial Officer and a director of PTIC, a SPAC that closed an initial business combination with RW National Holdings, LLC (d/b/a Appreciate), the parent holding company of Renters Warehouse, in November 2022, and has served as a director of the post-combination company since November 2022. From November 2019 to December 2020, he served as the Co-Chief Executive Officer, Chief Financial Officer and a director at PTAC, a SPAC that closed an initial business combination with Porch.com in December 2020. Mr. Beck has served as the Managing Partner of Real Estate Strategies of Hennessy Capital LLC

since July 2019. From August 2012 to July 2019, Mr. Beck served as a Senior Investment Manager at ADIA, where he was responsible for managing office, residential, industrial and retail assets in the U.S. totaling over $2.7 billion of net asset value or $3.6 billion of gross asset value. While at ADIA, Mr. Beck executed over $2.2 billion of equity commitments to U.S. acquisitions and developments and over $400 million of limited partner equity commitments to opportunistic real estate equity funds and real estate credit funds. Mr. Beck also led an internal restructuring of a seven-asset, $3.5 billion gross asset value portfolio at the ADIA. From July 2008 to August 2012, Mr. Beck served as an analyst in the Investment Banking Division of Goldman, Sachs & Co., where he focused on mergers and acquisitions for companies in the real estate sector as well as public and private financings of equity, debt and structured products. Mr. Beck holds a B.A. degree from Yale University. Mr. Beck is well qualified to serve as director due to his extensive SPAC and investment experience.

Courtney Robinson has served as one of our directors since December 2020. Since October 2014, Ms. Robinson has served as a Founding Partner of Advance Venture Partners LLC, a growth stage venture capital firm, and is responsible for the firm’s consumer investment practice. Ms. Robinson led the firm’s investments in Bellhops, a technology-enabled moving service; Brandable, a portfolio of CPG brands; Curology, a personalized skincare provider; Modsy, an interior design marketplace; Rent the Runway, a subscription clothing business; and Sawyer, an education marketplace. She also served as a director of PTAC, a SPAC that closed an initial business combination with Porch.com, from November 2019 to December 2020. From December 2020 to November 2022, she served as a director of PTIC, a SPAC that closed an initial business combination with RW National Holdings, LLC (d/b/a Appreciate), the parent holding company of Renters Warehouse, in November 2022. Between December 2011 and October 2014, Ms. Robinson was a Founding Principal at American Express Ventures, the investment arm of American Express (NYSE: AXP), and before that, served as Director of Business Development at Plum District, a local commerce marketplace, between February 2011 and December 2011. She began her career as a technology-focused investment banker at GCA Savvian Advisors LLC in 2006. Ms. Robinson holds a B.A. from Columbia University. Ms. Robinson is well qualified to serve as a director due to her extensive investment and advisory experience.

Tripp Jones has served as one of our directors since December 2020. Since June 2021, Mr. Jones has served as a General Partner of Uncork Capital, a venture capital firm, where he is responsible for making early-stage investments. Between May 2011 and May 2021, Mr. Jones served as a General Partner of August Capital, a venture capital firm, where he was responsible for the firm’s Special Opportunities funds and led the firm’s investments in ADARA, BARK, CommonBond, Compology, Hipcamp, Paperless Post, Quandl, Revel, Rocketmiles, Spacious, Sun Basket, Wattpad, and Yumi. He currently acts a director of Yumi, Sun Basket, Cosmopology, CommonBond.io, Paperless Post, Bark and Adara, and acts as a board observer for Hipcamp and Sendbird. From October 2013 to August 2019, Mr. Jones served on the boards of directors of Spacious.com (acquired by WeWork), Quandl (acquired by Nasdaq), RJMetrics (acquired by Magento Commerce), and RocketMiles (acquired by Priceline). Between June 2007 and May 2011, Mr. Jones served as a Senior Associate at Spectrum Equity Investors, and between August 2005 and June 2007, served as an analyst at JMP Securities. Mr. Jones began his career as an investment banker at BMO Capital Markets. Mr. Jones holds a B.A. from Princeton University. Mr. Jones is well qualified to serve as director due to his extensive venture capital and investment experience.

Kent Schofield has served as one of our directors since December 2020. Since December 2022, Mr. Schofield has served as the CFO of Welcome Tech, a digital services provider to the US immigrant community. From September 2021 to December 2022, he served as the Vice President of Finance and Strategy at Shipbob, Inc., a global technology logistics company. From April 2017 to September 2021, Mr. Schofield served as the Financial, Planning, and Analysis team leader at Uber Technologies, Inc., or Uber (NYSE:UBER). Mr. Schofield also was head of investor relations in 2019, before, during, and after Uber’s initial public offering in May 2019. Between September 2010 and June 2015, Mr. Schofield served as a Vice President and lead equity analyst at Goldman Sachs within the TMT division. From December 2006 to September 2010, Mr. Schofield served as an associate equity research analyst at Citigroup, where he covered Software, Enterprise Information Technology and Hardware sectors. Mr. Schofield began his career as an equity research analyst at Prudential Securities in 2004. Mr. Schofield holds a B.A. in Economics from UCLA. Mr. Schofield is well qualified to serve as director due to his extensive public market investing and financial experience.

Patrick Eggen has served as one of our directors since December 2020. Since March 2018, Mr. Eggen has served as a Founding General Partner of Counterpart Ventures, an early-stage venture capital firm. Mr. Eggen led the firm’s investments in Sense360, a data insights platform (acquired by Medallia in 2020), Particle, an IoT platform for the enterprise, Cloudbeds, a hospitality management platform, and Prismo Systems, cybersecurity software for the enterprise. Between February 2005 and March 2018, Mr. Eggen was a Managing Director at Qualcomm Ventures, where he oversaw North America investment strategy and founded their Global Early Stage Fund, whose investments included Zoom (NASDAQ:ZM), Cruise (acquired by General Motors), 99 (acquired by Didi), Matterport, Noom and SwiftNav. Additionally, he co-sponsored investments in Ring (acquired by Amazon) and Waze (acquired by Google). Prior investments (exits) include Aicent, Avaak (acquired by NetGear), Divide (acquired by Google), Clicker (acquired by CBS), Magisto (acquired by IAC), Tempo.AI (acquired by Salesforce), ThinkNear (acquired by Telenav) and Viewdle (acquired by Google). From July 1998 to September 2001, Mr. Eggen served as an analyst in the Investment Banking Division of Salomon Smith Barney, where he focused on mergers & acquisitions and capital raising advisory in the Global Telecommunications team. Mr. Eggen holds a B.A. from Northwestern University and a M.B.A. from the Northwestern Kellogg School of Management. Mr. Eggen is well qualified to serve as director due to his extensive venture capital and investment experience.

Advisors

In addition to our independent directors, we have recruited two highly accomplished senior advisors who bring to us significant experience in SPACs, global investment management, public and private equity and debt capital markets. Our senior advisors advise us on public company governance, executive leadership, human capital management, corporate strategy and capital markets. Our senior advisors have served as directors, officers, executives, and partners for publicly-listed and privately-owned companies, private equity firms, and global investment managers. In addition to advising us in the areas of assessment of key risks and opportunities and due diligence, our senior advisors may also advise us after the completion of our business combination in overseeing our strategy and value creation plan where relevant expertise exists.

Our advisors (i) provide their business insights when we assess potential business combination targets and (ii) upon our request, provide their business insights as we work to create additional value in the businesses in which we may invest. In this regard, they fulfill some of the same functions as our board members. However, they have no written advisory, employment or advisory agreement with us or any other employment or compensation arrangements with us. Moreover, our advisors are not under any fiduciary obligations to us, and they will not perform board or committee functions or have any voting or decision-making capacity on our behalf. They are not required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if any of our advisors becomes aware of a business combination opportunity that is suitable for any of the entities to which he has fiduciary or contractual obligations (including other blank check companies), he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses in which we may invest.

Daniel J. Hennessy is one of our senior advisors and is the Founder and the Managing Member of Hennessy Capital LLC, an alternative investment firm founded in 2013 that focuses on sustainable industrial technology, infrastructure, and real estate technology sectors. Since January 2021, he has also served as Chairman and CEO of Hennessy Capital Acquisition Corp. VI. From August 2020 to November 2022, he served as a senior advisor to PTIC, a SPAC that closed an initial business combination with RW National Holdings, LLC (d/b/a Appreciate), the parent holding company of Renters Warehouse, in November 2022. From October 2020 to January 2023, Mr. Hennessy also served as Chairman and Chief Executive Officer of Hennessy Capital Acquisition Corp. V. From March 2019 to December 2020, Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. IV (NASDAQ: HCAC). Mr. Hennessy also served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. III, which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services, now known as US Ecology, Inc. (NASDAQ: ECOL), and served as a director from January 2017 to October 2019. From April 2015 to February 2017, Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. II, which merged with Daseke in February 2017 and is now known as Daseke, Inc. (NASDAQ: DSKE), and from February 2017 to June 2021, served as its Vice Chairman. From September 2013 to February 2015, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and previously served as a director from September 2013 to April 2019. From 1988 to 2016, Mr. Hennessy served as a Partner at Code Hennessy & Simmons LLC (n/k/a CHS Capital or “CHS”), a middle-market private equity investment firm he co-founded in 1988. Prior to forming CHS, Mr. Hennessy was employed by Citicorp from 1984 to 1988 as head of the Midwest Region for Citicorp Mezzanine Investments and Vice President and Team Leader with Citicorp Leveraged Capital Group. He began his career in 1981 in the oil and gas lending group at Continental Illinois National Bank (now Bank of America) where he was a Banking Officer. Mr. Hennessy holds a B.A. degree, magna cum laude, from Boston College and an M.B.A. from the University of Michigan Ross School of Business. Mr. Hennessy is the father of Thomas D. Hennessy, an independent director.

Dr. Steffen Pauls currently serves as a Founding Partner of 7GC, a growth stage venture capital fund founded in 2015 that focuses on technology investments. Since October 2015, Dr. Pauls has also served as Founder and Chairman of Moonfare gmbH, an investing platform that has invested over $400 million across various alternative investment funds. From 2004 to 2015, Dr. Pauls served as a Managing Director of KKR & Co. Inc., or KKR, where he was a senior member of KKR’s deal team, responsible for the German market, deal origination, due diligence and portfolio coverage. Additionally, Dr. Pauls was a senior member of KKR Capstone, the firm’s “Operations Group.” Between 1999 and 2003, Dr. Pauls served on the boards of directors of ATU Auto-Teile-Unger Handels GmbH & Co KG (Private), Die 1&1 Versatel GmbH (Private), Hertha BSC (Private), United Group B.V. (Private), and Pro7Sat1 Group (PSM:DE). Previously, Dr. Pauls served as the Co-Founder and CEO for First Five Inc. (Private). He began his career at Boston Consulting Group from 1993 to 1999. Dr. Pauls holds a Master’s degree from the University of Mannheim in Germany, an MBA from ESSEC in France, and a Doctoral degree from University of Trier in Germany.

Number and Terms of Office of Officers and Directors

Our board consists of seven directors and is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term.

The first class of directors, consisting of Tripp Jones and Patrick Eggen, were re-elected at the 2022 Special Meeting for a term that will expire at our annual meeting of stockholders to be held in 2025 or until their successors are appointed and qualified. The term of office of the second class of directors, consisting of Courtney Robinson and Kent Schofield, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Jack Leeney, Thomas D. Hennessy and M. Joseph Beck, will expire at the third annual meeting of stockholders.

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

Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Schofield qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

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

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

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

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluations;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month for office space, utilities and secretarial and administrative support and reimbursement of expenses until the earlier of the consummation by the company of an initial business combination or the liquidation of the company, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The compensation committee’s charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the IPO registration statement. You can review these documents by accessing our public filings on the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

Other than the monthly payment of $10,000 to our sponsor for office space, administrative and support services, none of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination, such as the Banzai Registration Statement/Proxy. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 10,826,777 shares of our common stock, consisting of (i) 5,076,777 shares of our Class A common stock and (ii) 5,750,000 shares of our Class B common stock, issued and outstanding as of March 30, 2023. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class, unless otherwise required under applicable law. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Shares
7GC & Co. Holdings LLC (our sponsor)(2)(3)	—	—	5,650,000	98.3%	52.2%
Jack Leeney(3)	—	—	5,650,000	98.3%	52.2%
Christopher Walsh	—	—	—	—	—
Thomas D. Hennessy(3)	—	—	5,650,000	98.3%	52.2%
M. Joseph Beck(3)	—	—	5,650,000	98.3%	52.2%
Courtney Robinson	—	—	25,000	*	—
Tripp Jones	—	—	25,000	*	—
Kent Schofield	—	—	25,000	*	—
Patrick Eggen	—	—	25,000	*	—
All directors and executive officers as a group (8 individuals)(2)	—	—	5,750,000	100%	53.1%
5% or Greater Holders
Polar Asset Management Partners Inc.(4)	500,000	9.8%	—	—	4.6%
Glazer Capital, LLC(5)	483,365	9.5%	—	—	4.5%
Castle Creek Arbitrage, LLC(6)	450,000	8.9%	—	—	4.2%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 7GC & Co. Holdings Inc., 388 Market Street, Suite 1300, San Francisco, CA 94111.
(2)

Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis subject to adjustment, pursuant to the anti-dilution provisions contained therein.

(3)

Our sponsor is the record holder of such shares. VII Co-Invest Sponsor LLC and HC 7GC Partners I LLC are the managing members of the sponsor. VII Co-Invest Sponsor LLC is managed by SP Global Advisors LLC, which is managed by Mr. Leeney. Each of Mr. Hennessy and Mr. Beck are the managing members of HC 7GC Partners I LLC. As such, each of the foregoing individuals have voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Excludes 7,350,000 shares which may be purchased by exercising warrants that are not presently exercisable. The business address is 388 Market Street, Suite 1300, San Francisco, CA 94111.

(4)

According to a Schedule 13G filed on February 14, 2023, Polar Multi-Strategy Master Fund (“PMSMF”) directly holds the reported shares, and Polar Asset Management Partners Inc. (“Polar”) serves as the investment advisor to PMSFMF with respect to such shares. The business address of Polar is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(5)

According to a Schedule 13G/A filed on February 14, 2023, Glazer Capital, LLC (“Glazer Capital”) and Mr. Paul Glazer beneficially own and share voting and dispositive powers over the reported shares. Certain funds and managed accounts (the “Glazer Funds”) to which Glazer Capital serves as investment manager holds the reported shares. Mr. Glazer serves as the managing member of Glazer Capital with respect to the shares held by the Glazer Funds. The business address of each such reporting person is 250 West 55th Street, Suite 30A, New York, New York, 10019.

(6)

According to a Schedule 13G filed on February 13, 2023, Castle Creek Arbitrage, LLC (“Castle Creek”), Mr. Allan Weine and CC ARB West, LLC beneficially own and share voting and dispositive powers over the reported shares. Castle Creek serves as a registered investment adviser whose client is CC Arb West, LLC. Mr. Weine is the managing member of Castle Creek. By virtue of these relationships, each of Castle Creek and Mr. Weine may be deemed to beneficially own the shares directly owned by CC ARB West, LLC. The business address of each such reporting person is 111 W. Beaver Creek Blvd PO Box 3500 Avon, CO 81620.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information on the Banzai Business Combination, see “Item 1. Business.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In September 2020, our sponsor purchased 5,031,250 founder shares for an aggregate purchase price of $25,000, or approximately $0.005 per share. On December 1, 2020, our sponsor transferred 25,000 founder shares to each of Messrs. Jones, Schofield and Eggen, and Ms. Robinson, our independent director nominees. In December 2020, the company effected a stock dividend of approximately 0.143 shares for each share of Class B common stock outstanding, resulting in an aggregate of 5,750,000 founder shares outstanding. Certain of the initial stockholders then retransferred an aggregate of 14,286 shares back to our sponsor. Of the 5,750,000 founder shares outstanding, up to 750,000 shares were subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment was not exercised in full, so that the initial stockholders would own 20.0% of the company’s issued and outstanding shares after our initial public offering. The underwriters exercised their over-allotment option in full on December 28, 2020; thus, these 750,000 founder shares are no longer subject to forfeiture.

Simultaneously with the closing of our initial public offering, we consummated the private placement of 7,350,000 private placement warrants at a price of $1.00 per private placement warrant to our sponsor, generating proceeds of approximately $7.4 million. Each warrant is exercisable to purchase one share of the company’s Class A common stock at a price of $11.50 per share. Certain proceeds from the sale of the private placement warrants were added to the net proceeds from our initial public offering held in the trust account. If we do not complete an initial business combination within the Combination Period, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirement of applicable law) and the private placement warrants will expire worthless.

Since December 2020, we have paid our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

In addition, in connection with the Extension, on December 21, 2022, we issued to our sponsor the Extension Note, which provides for borrowings from time to time of up to an aggregate of $2,300,000. Up to $500,000 of the Extension Note may be drawn and used for working capital purposes and up to $1,800,000 of the Extension Note may be drawn and used to finance deposits to the trust account in connection with the solicitation of the approval of the company’s stockholders of the Extension. The company borrowed $1,300,000 under the Extension Note on December 21, 2022, $900,000 of which was an Extension Drawdown and $400,000 of which was a Working Capital Drawdown. The company will draw an additional $300,000 under the Extension Note as an Extension Drawdown for each of the three calendar months commencing on March 29, 2023 that is needed to complete the initial business combination and deposit such amounts in the trust account. The Extension Note is payable by us upon the earlier of the consummation of the initial business combination or our liquidation on or before June 28, 2023.

Upon the consummation of our initial business combination, our sponsor will have the option, but not the obligation, to convert the principal balance of the Extension Note, in whole or in part, into Converted Shares equal to the principal amount of the Extension Note so converted divided by $10.00. The terms of the Converted Shares, if issued, will be identical to the terms of the public shares issued by the company in our initial public offering, except that the Converted Shares (x) will not be registered under the Securities Act and (y) will be subject to the terms of that certain letter agreement, dated as of December 22, 2020, among the company, the sponsor, and certain other parties thereto. The Extension Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Extension Note and all other sums payable with regard to the Extension Note becoming immediately due and payable.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is), including the Banzai Business Combination. However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and determines which expenses and the amount of expenses are to be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

In connection with the Banzai Business Combination, we have also entered into a voting and support agreement with our sponsor and certain stockholders of the company. In addition, at the closing of the Banzai Business Combination, we will enter into an amended and restated registration rights agreement and lock-up agreement with certain stockholders of the company. For more information regarding the Banzai Business Combination and the agreements entered into in connection therewith, see “Item 1. Business.”

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Patrick Eggen, Tripp Jones, Courtney Robinson and Kent Schofield are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $95,000 and $95,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021 we did not pay Withum any audit-related fees.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid Withum approximately $9,000 and approximately $8,000 in tax fees for the years ended December 31, 2022 and 2021, respectively.

All Other Fees

We did not pay Withum for any other services for the years ended December 31, 2022 and 2021.

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

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this report.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

7GC & CO. HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
7GC & Co. Holdings Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of 7GC & Co. Holdings Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 28, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March 30, 2023
PCAOB ID Number 100

7GC & CO. HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash	$1,016,853	$711,652
Prepaid expenses	4,750	264,193

Total current assets	1,021,603	975,845
Cash and i nvestments held in Trust Account	52,128,420	230,023,192

Total Assets	$53,150,023	$230,999,037

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,591,356	$342,538
Due to related party	47,694	—
Accrued expenses	1,759,569	1,003,760
Convertible promissory note - related party	1,100,000	—
Franchise tax payable	80,050	174,094
Income tax payable	765,554	—

Total current liabilities	5,344,223	1,520,392
Deferred underwriting commissions	8,050,000	8,050,000
Derivative warrant liabilities	1,319,500	11,572,000

Total Liabilities	14,713,723	21,142,392
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 5,076,777 and 23,000,000 shares issued and outstanding at approximately $10.23 and $10.00 per share at redemption as of December 31, 2022 and December 31, 2021, respectively	51,916,992	230,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,481,267)	(20,143,930)

Total stockholders’ deficit	(13,480,692)	(20,143,355)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$53,150,023	$230,999,037

The accompanying notes are an integral part of these consolidated financial statements.

7GC & CO. HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021
General and administrative expenses	$3,018,332	$2,480,244
Franchise tax expense	226,156	200,050

Loss from operations	(3,244,488)	(2,680,294)
Other income (expense)
Change in fair value of derivative warrant liabilities	10,252,500	14,284,500
Gain on investments held in Trust Account	3,195,723	23,003

Income before income tax expense	$10,203,735	$11,627,209
Income tax expense	765,554	—

Net income	$9,438,181	$11,627,209

Weighted average shares outstanding of Class A common stock	22,901,791	23,000,000

Basic and diluted net income per share, Class A common stock	$0.33	$0.40

Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000

Basic and diluted net income per share, Class B common stock	$0.33	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

7GC & CO. HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	5,750,000	$575	$—	$(31,771,139)	$(31,770,564)
Net income	—	—	—	—	—	11,627,209	11,627,209

Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(20,143,930)	$(20,143,355)
Net income	—	—	—	—	—	9,438,181	9,438,181
Increase in redemption value of Class A common stock subject to redemption	—	—	—	—	—	(2,775,518)	(2,775,518)

Balance - December 31, 2022	—	$—	5,750,000	$575	$—	$(13,481,267)	$(13,480,692)

The accompanying notes are an integral part of these consolidated financial statements.

7GC & CO. HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31
	2022	2021
Cash Flows from Operating Activities:
Net income	$9,438,181	$11,627,209
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(10,252,500)	(14,284,500)
Gain on investments held in Trust Account	(3,195,723)	(23,003)
Changes in operating assets and liabilities:
Prepaid expenses	259,443	291,217
Accounts payable	1,248,818	325,557
Due to related party	47,694	—
Accrued expenses	825,809	933,760
Franchise tax payable	(94,044)	117,058
Income tax payable	765,554	—

Net cash used in operating activities	(956,768)	(1,012,702)
Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemptions	180,858,526	—
Cash deposited in Trust Account for extension	(900,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	1,131,969	—

Net cash provided by investing activities	181,090,495	—
Cash Flows from Financing Activities:
Proceeds from convertible promissory note to related party	1,100,000	—
Redemption of Class A common stock	(180,858,526)	—
Offering costs paid	(70,000)	—

Net cash used in financing activities	(179,828,526)	—
Net change in cash	305,201	(1,012,702)
Cash - beginning of the period	711,652	1,724,354

Cash - end of the period	$1,016,853	$711,652

The accompanying notes are an integral part of these consolidated financial statements.

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
As of December 31, 2022, the Company has not commenced any operations. All activity for the period from September 18, 2020 (inception) through December 31, 2022 has been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of income earned on investments held in the Trust Account (as defined below) and is subject to non-cash
fluctuations for changes in the fair value of derivative warrant liabilities in its consolidated statements of operations. The Company’s fiscal year end is December 31.
Sponsor and Financing
The Company’s sponsor is 7GC & Co. Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on December 22, 2020. On December 28, 2020, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.2 million, of which approximately $8.1 million was for deferred underwriting commissions (Note 5).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,350,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $7.4 million (Note 4).
Trust Account
Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any money market funds meeting certain conditions of Rule
2a-7
of the Investment Company Act, which invest only in direct U.S, government treasury obligations.
With respect to the regulation of special purpose acquisition companies (“SPACs”) like the Company, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the circumstances in which SPACs could become subject to regulation under the Investment Company Act. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, in December 2022 the Company instructed the trustee of the Trust Account to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of a Business Combination and liquidation of the Company. This may reduce the amount of interest earned by the funds in the Trust Account. As of December 31, 2022, the funds in the Trust Account are held solely in an interest-bearing demand deposit account.
Initial Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Nasdaq Stock Market rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.
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
If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) provides that, a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

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
The Sponsor has agreed (a) to vote its Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business
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
If the Company is unable to complete a Business Combination by June 28, 2023, or such earlier date as determined by the Company’s board of directors (the “Board” and such period, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. The representative of the underwriters has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Proposed Business Combination
On December 8, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Banzai International Inc., a Delaware corporation (“Banzai”), 7GC Merger Sub I, Inc., a Delaware corporation and an indirect wholly owned subsidiary of 7GC (“First Merger Sub”), and 7GC Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of 7GC (“Second Merger Sub” and, together with First Merger Sub, the “Merger Subs” and each, a “Merger Sub”).
Pursuant to the terms of the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Proposed Business Combination” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”), pursuant to which, among other things, (i) First Merger Sub will merge with and into Banzai (the “First Merger”), with Banzai surviving as an indirect wholly owned subsidiary of the Company (the “Surviving Corporation”), and, (ii) immediately following the First Merger, the Surviving Corporation will merge with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with the Second Merger Sub surviving the Second Merger as a wholly owned subsidiary of 7GC. At the closing of the Transactions (the “Closing”), 7GC will change its name to Banzai International, Inc., and its common stock is expected to be listed on the Nasdaq Capital Market (“Nasdaq”).
The Proposed Business Combination values the combined company resulting from the completion of the Proposed Business Combination at a pro forma enterprise value of approximately $380 million. Under the terms of the Merger Agreement, the consideration to be paid to security holders of Banzai prior to the First Effective Time (such time as defined in the Merger Agreement and such holders, the
“Pre-Closing
Holders”) in the First Merger is $293,000,000, subject to certain adjustments contained in the Merger Agreement, including a reduction of $7,672,000 and addition of the 7GC Transaction Expenses (as defined in the Merger Agreement) in excess of the deferred underwriting fees from the Initial Public Offering and $10,000,000, in each case as more specifically set forth in the Merger Agreement. The consideration will be paid in stock, comprised of shares of the Company’s Class A common stock, par value $
0.0001
per share (the “7GC New Class A Shares”), which will have one vote per share, and the Company’s Class B common stock, par value $0.0001 per share (the “7GC New Class B Shares”), which will have ten votes per share, in each case, as such classes of common stock exist as of immediately following the First Effective Time, and in cash in lieu of any fractional 7GC New Class A Shares or 7GC New Class B Shares that would otherwise be owed to any
Pre-Closing
Holder, as well as restricted 7GC New Class A Shares subject to the vesting and forfeiture provisions provided for in the Merger Agreement and described in the Merger Agreement (collectively, the “Earn Out Shares”).
The consummation of the Transactions is subject to customary closing conditions for transactions involving special purpose acquisition companies, including, among others: (i) approval of the 7GC Stockholder Matters (as defined in the Merger Agreement) by the Company’s stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) no order, statute, rule or regulation enjoining or prohibiting the consummation of the Transactions being in force, (iv) the Registration Statement/Proxy Statement (as defined in the Merger Agreement) having become effective, (v) the 7GC New Class A Shares (including the Earn Out Shares) to be issued pursuant to the Merger Agreement having been approved for listing on Nasdaq, (vi) the Company having at least $5,000,001 of net tangible assets remaining after redemptions by the Company’s stockholders, (vii) consummation of the acquisition by Banzai of Hyros Inc., a Delaware corporation (“Hyros”), pursuant to the terms and subject to the conditions set forth in that certain Agreement and Plan of Merger, dated as of December 8, 2022 (the “Hyros Purchase Agreement”), by and among Banzai, Hero Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Banzai (the “Hyros Merger Sub”), Hyros and the stockholder representative party thereto (the “Stockholder Representative”), and (vii) customary bring-down conditions. Additionally, the obligations of Banzai and its subsidiaries to consummate the Transactions are also conditioned upon, among others, (A) the Company having delivered to Banzai executed copies of the Registration Rights Agreement and the Exchange Agent Agreement (as defined in the Merger Agreement), and evidence that the second amended and restated certificate of incorporation of the Company has been filed with the Secretary of State of Delaware, and (B) the sum of (i) the cash proceeds to be received by the Company at Closing from the Trust Account established by the Company in connection with the Transactions (after, for the avoidance of doubt, giving effect to redemptions by the Company’s stockholders), (ii) the $100,000,000 equity commitment by GEM Global Yield LLC SCS and GEM Yield Bahamas Limited under the Share Purchase Agreement dated as of May 27, 2022 and (iii) the unrestricted cash on the balance sheet of Banzai as of immediately prior to the Closing equaling or exceeding $100,000,000.
The Company filed a Current Report on Form
8-K
with the SEC on December 8, 2022 including additional details, the Merger Agreement, and related supporting agreements.
Stockholders Meeting, Trust Account Redemptions, Extension of Combination Period and Additional Trust Deposits
On December 21, 2022, the Company held a special meeting of stockholders in lieu of an annual meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation (the “Extension Amendment”) to extend the date by which the Company must consummate its initial Business Combination from December 28, 2022, within 24 months from the closing of the Initial Public Offering, to June 28, 2023, or such earlier date as determined by the Board (the “Extension”). Also on December 21, 2022, the Company filed the Extension Amendment with the Secretary of State of the State of Delaware.
Stockholders holding 17,923,223 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Following redemptions, the Company has 5,076,777 Public Shares outstanding. After the satisfaction of such redemptions the balance of the Trust Account was approximately $52.1 million.
In connection with the Extension, the Sponsor agreed to deposit into the Trust Account an aggregate of $900,000 plus $300,000 for each of the three subsequent calendar months commencing on March 29, 2023. As of December 31, 2022, $900,000 was deposited into the Trust Account for the benefit of the Public Stockholders. The Company issued an unsecured promissory note in connection with these fundings. See Note 4.
Liquidity and Going Concern
As of December 31, 2022, the Company had approximately $1.0 million of cash in its operating account and a working capital deficit of approximately $3.2 million (excluding the convertible promissory note – related party). During the year ended December 31, 2022, approximately $1.1 million was withdrawn from the Trust Account to pay tax obligations, and as of December 31, 2022, approximately $111,000 of tax obligations can be withdrawn from the Trust Account.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and loans from the Sponsor. Additionally, during the year ended December 31, 2022, approximately $1.1 million of the gain on investments held in the Trust Account was requested and released from the Trust Account in order to pay the Company’s tax obligations. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2021, there were no Working Capital Loans outstanding.
On December 21, 2022, the Company issued an unsecured promissory note (the “Note”) to the Sponsor, which provides for borrowings from time to time of up to an aggregate of $2,300,000. Up to $500,000 of the Note may be drawn and used for working capital purposes (a “Working Capital Drawdown”) and up to $1,800,000 of the Note may be drawn and used to finance deposits to the Trust Account (an “Extension Drawdown”). As of December 31, 2022, there was $200,000 outstanding as a Working Capital Drawdown under this Note and $900,000 outstanding as an Extension Drawdown. See Note 4.
The Company has incurred and expects to incur significant costs in pursuit of its Proposed Business Combination, which resulted in the Company’s accrued expenses being greater than the cash balance in its operating account. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” management has determined that the working capital deficit and the mandatory liquidation date and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a Business Combination by June 28, 2023, or such earlier date as determined by the Board, then the Company will cease all operations except for the purpose of liquidating. Management intends to close the Business Combination prior to the termination date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 28, 2023, or such earlier date as determined by the Board.
Note
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.
Principles of Consolidation
The consolidated financial statements of the Company include its wholly owned subsidiaries in connection with the Proposed Business Combination. All inter-company accounts and transactions are eliminated in consolidation.
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
This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the most significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000, and any investments held in the Trust Account.
The Trust Account as of December 31, 2022 was held in an interest-bearing demand deposit account. As of December 31, 2021, investments held in the Trust Account were comprised of investments in money market funds that invest solely in U.S.
T
reasury securities.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of December 31, 2022 and 2021.
Cash and Investments Held in the Trust Account
The Company’s portfolio of investments held in the Trust Account prior to the extension period was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
In December 2022 the Company instructed the trustee of the Trust Account to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of a Business Combination and liquidation of the Company. As of December 31, 2022, the funds in the Trust Account are held solely in an interest-bearing demand deposit account.
Fair Value of Financial Instruments
The carrying value of the Company’s assets and liabilities recognized on the consolidated balance sheets, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equals or approxima tes th
e fair value for such assets and liabilities either because of the short-term nature of the instruments or because the instrument is recognized at fair value.
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
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
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

Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the consolidated statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants through September 30, 2022 have been estimated using a Monte Carlo simulation model at each measurement date and have since then relied on the quoted listed trading price of the Public Warrants. The fair value of Public Warrants have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 5,076,777 and 23,000,000 shares of Class A common stock subject to possible redemption, respectively, were presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.
Under ASC
480-10-S99,
the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Subsequent changes result from redemptions and the

Extension
payments
deposited in the Trust Account. The changes in the carrying value of the common stock, subject to possible redemption, result in charges against additional paid-in capital (to the extent available) and accumulated deficit.
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
The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 18,850,000 shares of Class A common stock in the calculation of diluted income per common share, because their exercise is contingent upon future events. As a result, diluted net income per common share is the same as basic net income per common share for the years ended December 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Year Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$7,544,075	$1,894,106	$9,301,767	$2,325,442
Denominator:
Basic and diluted weighted average common shares outstanding	22,901,791	5,750,000	23,000,000	5,750,000

Basic and diluted net income per common share	$0.33	$0.33	$0.40	$0.40

Income Taxes
The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2022 and 2021, deferred taxes were offset by their full valuation allowances.
ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Recent Accounting Standards
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.
Note
3-Initial
Public Offering
On December 28, 2020, the Company consummated its Initial Public Offering of 23,000,000 Units, including 3,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.2 million, of which approximately $8.1 million was for deferred underwriting commissions.
Each Unit consists of one Public Share and
one-half
of one Public Warrant. Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).
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
Promissory Note - Related Party
On September 18, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Initial Note”). This loan was non-interest
bearing and was due upon the completion of the Initial Public Offering. The Company borrowed $150,000 under the Initial Note and repaid the Initial Note in full on December 28, 2020. As of December 31, 2022 and 2021, the Initial Note is no longer available.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, if specified by the note, at the lenders’ discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, the Company had no Working Capital Loans outstanding.
On December 21, 2022, the Company issued the Note to the Sponsor, which provides for borrowings from time to time of up to an aggregate of $2,300,000. Up to $500,000 of the Note may be drawn and used for Working Capital Drawdowns and up to $1,800,000 of the Note may be drawn and used for Extension Drawdowns. The Company borrowed $1,100,000 under the Note on December 21, 2022, $900,000 of which was an Extension Drawdown and $200,000 of which was a Working Capital Drawdown. The Note does not bear interest and is repayable in full upon the earlier of the consummation of a Business Combination or the date the Company liquidates the Trust Account upon the failure of the Company to consummate a Business Combination within the requisite time period. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into that number of shares of Class A common stock, $0.0001 par value per share, of the Company (the “Converted Shares”) equal to the principal amount of the Note so converted divided by $10.00. The terms of the Converted Shares, if issued, will be identical to the terms of the Company’s Public Shares, except that the Converted Shares (x) will not be registered under the Securities Act, and (y) will be subject to the terms of that certain letter agreement, dated as of December 22, 2020, among the Company, the Sponsor, and certain other parties thereto. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. On February 9, 2023 the Company borrowed an additional $177,500 under the Note which was a Working Capital Drawdown.
Administrative Support Agreement
The Company agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. In each of the years ended December 31, 2022 and 2021, the Company incurred and paid approximately $120,000 in expenses for these services. These expenses were included in general and administrative expenses in the accompanying consolidated statements of operations. There was no outstanding balance for such services as of December 31, 2022 and 2021.
Due to Related Party
The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, directors, officers or directors of the Company, or any of their affiliates. As of December 31, 2022 and 2021, there were approximately $48,000 and $0, respectively, of such fees included as due to related party on the accompanying consolidated balance sheets.

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
Risks and Uncertainties
Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the continuing conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities.
Management continues to evaluate the impact of these types of risks and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. In order to mitigate the current uncertainty surrounding the implementation of the IR Act, the Sponsor, or a designee, agreed to indemnify the Company for any excise tax liabilities with respect to any future redemptions that occur after December 31, 2022 and prior to or in connection with a Business Combination or liquidation of the Company. The foregoing would mitigate a potential reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Note
6-Derivative
Warrant Liabilities
As of December 31, 2022 and 2021, the Company had 11,500,000 Public Warrants and 7,350,000 Private Placement Warrants outstanding.
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
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
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
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except for the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

•
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
The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note
7-Class
A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 5,076,777 and 23,000,000 shares of Class A common stock outstanding, respectively, which were all subject to possible redemption and are classified outside of permanent equity on the consolidated balance sheets. On December 2, 2022, the Company held the stockholders meeting described in Note 1. Stockholders holding 17,923,223 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.

In addition, as of December 31, 2022, $900,000 was deposited by the Company in
to the Trust Account for the benefit of the public stockholders.
The Class A common stock subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Amount allocated to Public Warrants	(13,340,000)
Class A common stock issuance costs	(12,403,774)
Plus:
Accretion of carrying value to redemption value	25,743,774

Class A common stock subject to possible redemption, December 31, 2021	230,000,000
Less:
Redemption of Class A common stock subject to possible redemption	(180,858,526)
Plus:
Increase in redemption value of Class A common stock subject to redemption	2,775,518

Class A common stock subject to possible redemption, December 31, 2022	$51,916,992

Note
8-Stockholders’
Deficit
Preferred stock
-The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
-The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 5,076,777 and 23,000,000 shares of Class A common stock outstanding, respectively, all of which were subject to possible redemption and classified as temporary equity on the accompanying consolidated balance sheets (see Note 7).
Class
 B Common Stock
-The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 5,750,000 shares of Class B common stock outstanding with no shares subject to forfeiture.
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
December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public	$805,000	$—	$—
Derivative warrant liabilities - Private Placement	$—	$514,500	$—

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$230,023,192	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$7,015,000	$—	$—
Derivative warrant liabilities - Private	$—	$—	$4,557,000
There were no assets that were required to be measured at fair value on a recurring basis as of December 31, 2022. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, as the Public Warrants were separately listed and traded in February 2021.
The estimated fair value of the Private Placement Warrants was transferred from a Level 3 fair value measurement to a Level 2 fair value measurement in the fourth quarter of 2022. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant due to the low probability of the redemption feature only applicable to the Public Warrants being triggered.
At December 31, 2021, Level 1 instruments include investments in U.S. government securities and investments in money market and mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value
s
of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value
s
of the Private Placement Warrants have continued to be measured using a Monte Carlo simulation model through September 30, 2022 and have since then relied on the quoted listed trading price of the Public Warrants. The fair value
s
of Public Warrants have been measured based on the listed market price of such warrants, a Level 1 measurement, since the three months ended March 31, 2021 reporting period.
In the years ended December 31, 2022 and 2021, the Company recognized a benefit of approximately $10.3 million and approximately $14.3 million, respectively, resulting from decreases in the fair value of the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities in the accompanying consolidated statements of operations.
The estimated fair value
s
of the Private Placement Warrants and the Public Warrants prior to being separately listed and traded, were initially
 determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of December 31, 2021

Volatility	5.7%
Stock price	$9.76
Time to M&A (Yr)	0.50
Risk-free rate	1.31%
Dividend yield	0.0%
The changes in the fair value of the Level 3 derivative warrant liabilities for the years ended December 31, 2022 and 2021, are summarized as follows:

Derivative warrant liabilities at December 31, 2020	$25,856,500
Transfer of Public Warrants to Level 1	(8,740,000)
Change in fair value of derivative warrant liabilities	(12,559,500)

Derivative warrant liabilities at December 31, 2021	$4,557,000
Change in fair value of derivative warrant liabilities	(4,410,000)
Transfer of Private Placement Warrants to Level 2	(147,000)

Derivative warrant liabilities at December 31, 2022	$—

Note
10-Income
Taxes
The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible.

The income tax (benefit) provision consists of the following:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Current
Federal	$558,171	$—
State	207,383	—
Deferred
Federal	(980,668)	(558,031)
State	—	—
Valuation allowance	980,668	558,031

Income tax provision	$765,554	$—

The Company’s net deferred tax asset is summarized as follows:

	December 31,
	2022	2021
Deferred tax assets:
Start-up/Organization costs	$2,068,988	$530,288
Net operating loss carryforwards	49,118	49,118

Total deferred tax assets	2,118,106	579,406
Valuation allowance	(2,118,106)	(579,406)

Deferred tax asset, net of allowance	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax asset and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the valuation allowance increased by approximately $981,000 and approximately $558,000, respectively.
As of December 31, 2022, there were no federal net operating loss carryovers to offset future taxable income. The net operating loss carryovers were fully utilized. As of December 31, 2021, the Company had approximately $234,000 of U.S. federal net operating loss carryovers, which do not expire, available to offset future taxable income.
There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes	7.0%	0.0%
Change in fair value of derivative warrant liabilities	-28.1%	-25.8%
Change in rate on deferred tax asset	-1.8%	0.0%
Change in valuation allowance	9.5%	4.8%

Effective tax rate	7.6%	0.0%

Note
11-Subsequent
Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued and determined that other than the additional borrowings under the extension described in Note 4, there have been no events that have occurred that would require adjustments to the disclosures in the consolidated financial statements.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated December 22, 2020, by and among the Company and Cantor Fitzgerald & Co., as representative of the several underwriters. (1)

2.1	Agreement and Plan of Merger, dated December 8, 2022 by and among Banzai International, Inc., 7GC & Co. Holdings Inc., 7GC Merger Sub I, Inc. and 7GC Merger Sub II, LLC. (4)***

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amendment to Amended and Restated Certificate of Incorporation. (5)

3.3	Bylaws. (2)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Class A Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Warrant Agreement, dated December 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

4.5	Description of Registered Securities. (3)

10.1	Letter Agreement, dated December 22, 2020, by and among the Company, its officers, its directors and the Sponsor. (1)

10.2	Investment Management Trust Agreement, dated December 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement, dated December 22, 2020, by and between the Company and certain security holders. (1)

10.4	Administrative Support Agreement, dated December 22, 2020 by and between the Company and the Sponsor. (1)

10.5	Private Placement Warrants Purchase Agreement, dated December 22, 2020, by and between the Company and the Sponsor. (1)

10.6	Form of Indemnity Agreement. (2)

10.7	Voting and Support Agreement, dated December 8, 2022, by and among Banzai International, Inc., 7GC & Co. Holdings Inc., 7GC& Co. Holdings LLC, and the other stockholders of 7GC parties thereto. (4)

10.8	Company Support Agreement, dated December 8, 2022, by and among 7GC & Co. Holdings Inc., Banzai International, Inc., and the other stockholders parties thereto. (4)***

10.9	Form of Amended and Restated Registration Rights Agreement. (4)

10.10	Form of Lock-Up Agreement. (4)

10.11	Promissory Note, dated December 21, 2022, issued by 7GC & Co. Holdings Inc. to 7GC & Co. Holdings LLC. (5)

14.1	Code of Ethics. (2)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

***

Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2020.
(2)	Incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-251162), filed with the SEC on December 7, 2020, as amended.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 26, 2021.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 8, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2022.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2023	7GC & CO. HOLDINGS INC.

	By:	/s/ Jack Leeney
	Name:	Jack Leeney
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jack Leeney	Chief Executive Officer, Chairman of the Board, and President	March 30, 2023
Jack Leeney	(Principal Executive Officer)

/s/ Christopher Walsh	Chief Financial Officer, Chief Operating Officer	March 30, 2023
Christopher Walsh	(Principal Financial and Accounting Officer)

/s/ Thomas D. Hennessy	Director	March 30, 2023
Thomas D. Hennessy

/s/ M. Joseph Beck	Director	March 30, 2023
M. Joseph Beck

/s/ Courtney Robinson	Director	March 30, 2023
Courtney Robinson

/s/ Tripp Jones	Director	March 30, 2023
Tripp Jones

/s/ Kent Schofield	Director	March 30, 2023
Kent Schofield

/s/ Patrick Eggen	Director	March 30, 2023
Patrick Eggen