Form 10-Q
period 2023-03-31
7GC & Co. Holdings Inc.
filed 2023-05-19
CIK 1826011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May
19
, 2023 there were 5,076,777 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

7GC & Co. Holdings Inc.

Form 10-Q

For the Quarter ended March 31, 2023

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
7GC & Co. Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2023 (unaudited)	DECEMBER 31, 2022
ASSETS
Cash	$805,181	$1,016,853
Prepaid expenses	127,332	4,750

Total current assets	932,513	1,021,603
Marketable securities held in Trust Account	52,664,543	52,128,420

Total Assets	$53,597,056	$53,150,023

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,581,179	$1,591,356
Due to related party	51,745	47,694
Convertible promissory note – related party	1,277,500	1,100,000
Franchise tax payable	50,000	80,050
Income tax payable	901,668	765,554
Accrued expenses	2,170,869	1,759,569

Total current liabilities	6,032,961	5,344,223
Deferred underwriting fees payable	8,050,000	8,050,000
Derivative warrant liabilities	1,885,000	1,319,500

Total liabilities	15,967,961	14,713,723

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 5,076,777 shares at $10.30 and $ 10.23 per share redemption value at March 31, 2023 and December 31, 2022, respectively	52,267,001	51,916,992

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding (excluding 5,076,777 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(14,638,481)	(13,481,267)

Total stockholders’ deficit	(14,637,906)	(13,480,692)

Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$53,597,056	$53,150,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

7GC & Co. Holdings Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31, 2023	For The Three Months Ended March 31, 2022
General and administrative expenses	$592,756	$339,632
Franchise tax expenses	50,000	49,365

Loss from operations	(642,756)	(388,997)
Change in fair value of derivative warrant liabilities	(565,500)	7,048,000
Gain on marketable securities (net), dividends and interest, held in Trust Account	536,123	13,600
Other income (expense)	1,042	—

Income (loss) before taxes	(671,091)	6,672,603
Income tax expense	136,114	—

Net (loss) income	$(807,205)	$6,672,603

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	5,076,777	23,000,000

Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$(0.07)	$0.23

Weighted average shares outstanding of Class B common stock, basic and diluted	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class B common stock	$(0.07)	$0.23

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

7GC & Co. Holdings Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock Subject to Possible Redemption		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	—	—	5,750,000	$575	$—	$(13,481,267)	$(13,480,692)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(350,009)	(350,009)
Net loss	—	—	5,750,000	$575	—	(807,205)	(807,205)

Balance as of March 31, 2023 (unaudited)	—	—	5,750,000	$575	$—	$(14,638,481)	$(14,637,906)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock Subject to Possible Redemption		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	—	5,750,000	$575	$—	$(20,143,930)	$(20,143,355)
Net income	—	—	—	—	—	6,672,603	6,672,603

Balance as of March 31, 2022 (unaudited)	—	—	5,750,000	$575	$—	$(13,471,327)	$(13,470,752)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

7GC & Co. Holdings Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31, 2023	FOR THE THREE MONTHS ENDED MARCH 31, 2022
Cash Flows from Operating Activities
Net (loss) income	$(807,205)	$6,672,603
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(536,123)	(13,600)
Change in fair value of derivative warrant liabilities	565,500	(7,048,000)
Changes in operating assets and liabilities:
Prepaid and other assets	(122,582)	10,625
Accounts payable	(10,177)	82,562
Due to related party	4,051
Accrued expenses	411,300	83,310
Income tax payable	136,114	—
Franchise tax payable	(30,050)	49,366

Net cash used in operating activities	(389,172)	(163,134)

Cash Flows from Financing Activities
Proceeds from note payable and advances from related party	177,500	—
Offering costs paid	—	(70,000)

Net cash provided in (used by) financing activities	177,500	(70,000)

Net (decrease) increase in cash	(211,672)	(233,134)
Cash – beginning of period	1,016,853	711,652

Cash – end of period	$805,181	$478,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note
1-Description
of Organization and Business Operations
Organization and General
7GC & Co. Holdings Inc. (the “Company”) was incorporated as a Delaware corporation on September 18, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of March 31, 2023, the Company has not commenced any operations. All activity for the period from September 18, 2020 (inception) through March 31, 2023, has been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of income earned on marketable securities held in the Trust Account (as defined below) and is subject to non-cash
fluctuations for changes in the fair value of derivative warrant liabilities in its unaudited condensed consolidated statements of operations. The Company’s fiscal year end is December 31.
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
With respect to the regulation of SPACs like our company, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the circumstances in which SPACs could become subject to regulation under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, in December 2022 we instructed Continental, the trustee of the trust account, to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account until the earlier of consummation of our initial business combination or liquidation. This may reduce the amount of interest earned by the funds in the trust account. As of March 31, 2023 and December 31, 2022, the funds in the trust account are held solely in an interest-bearing demand deposit account.
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

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Proposed Business Combination values the combined company resulting from the completion of the Proposed Business Combination at a pro forma enterprise value of approximately $380 million. Under the terms of the Merger Agreement, the consideration to be paid to security holders of Banzai prior to the First Effective Time (such time as defined in the Merger Agreement and such holders, the “Pre-Closing Holders”)
in the First Merger is $293,000,000, subject to certain adjustments contained in the Merger Agreement, including a reduction of $7,672,000 and addition of the 7GC Transaction Expenses (as defined in the Merger Agreement) in excess of the deferred underwriting fees from the Initial Public Offering and $10,000,000, in each case as more specifically set forth in the Merger Agreement. The consideration will be paid in stock, comprised of shares of the Company’s Class A common stock, par value $0.0001 per share (the “7GC New Class A Shares”), which will have one vote per share, and the Company’s Class B common stock, par value $0.0001 per share (the “7GC New Class B Shares”), which will have ten votes per share, in each case, as such classes of common stock exist as of immediately following the First Effective Time, and in cash in lieu of any fractional 7GC New Class A Shares or 7GC New Class B Shares that would otherwise be owed to any Pre-Closing
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
In connection with the Extension, the Sponsor agreed to deposit into the Trust Account an aggregate of $900,000 plus $300,000 for each of the three subsequent calendar months commencing on March 29, 2023. As of March 31, 2023, $900,000 was deposited into the Trust Account for the benefit of the Public Stockholders. The Company issued an unsecured promissory note in connection with these fundings. See Note 4.
Liquidity and Going Concern
As of March 31, 2023, the Company had approximately $805,000 of cash in its operating account and a working capital deficit of approximately $3.8 million (excluding the convertible promissory note – related party). During the period ended March 31, 2023 no amounts were withdrawn from the Trust Account. During the year ended December 31, 2022, approximately $1.1 million was withdrawn from the Trust Account to pay tax obligations, and as of March 31, 2023, approximately $297,000 of tax obligations can be withdrawn from the Trust Account.
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
On December 21, 2022, the Company issued an unsecured promissory note (the “Note”) to the Sponsor, which provides for borrowings from time to time of up to an aggregate of $2,300,000. Up to $500,000 of the Note may be drawn and used for working capital purposes (a “Working Capital Drawdown”) and up to $1,800,000 of the Note may be drawn and used to finance deposits to the Trust Account (an “Extension Drawdown”). As of March 31, 2023 there was $377,500 outstanding as a Working Capital Drawdown under this Note and $900,000 outstanding as an Extension Drawdown. As of December 31, 2022, there was $200,000 outstanding as a Working Capital Drawdown under this Note and $900,000 outstanding as an Extension Drawdown. See Note 4.
The Company has incurred and expects to incur significant costs in pursuit of its Proposed Business Combination, which resulted in the Company’s accrued expenses being greater than the cash balance in its operating account. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC
Topic 205-40, “Presentation
of Financial Statements – Going Concern,” management has determined that the working capital deficit and the mandatory liquidation date and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a Business Combination by June 28, 2023, or such earlier date as determined by the Board, then the Company will cease all operations except for the purpose of liquidating. Management intends to close the Business Combination prior to the termination date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 28, 2023, or such earlier date as determined by the Board.

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected through December 31, 2023 or any future period.
The condensed consolidated financial statements include the accounts of 7GC & Co. Holdings Inc., its subsidiaries where we have controlling financial interests. All intercompany balances and transactions have been eliminated.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form
10-K
filed by the Company with the SEC on March 31, 2023.
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
This may make comparison of the Company’s unaudited condensed consolidated financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the most significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. Actual results could differ from those estimates.

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000, and any investments held in the Trust Account.

Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
The Trust Account as of March 31, 2023 and December 31, 2022 was held in an interest-bearing demand deposit account.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held no cash or cash equivalents outside the Trust Account as of
March 31, 2023
and December 31, 2021.
Investments Held in the Trust Account
The Company’s portfolio of investments held in the Trust Account prior to the extension period was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
In December 2022 the Company instructed the trustee of the Trust Account to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of a Business Combination and liquidation of the Company. As of March 31, 2023 and December 31, 2022, the funds in the Trust Account are held solely in an interest-bearing demand deposit account.
Fair Value of Financial Instruments
The carrying value of the Company’s assets and liabilities recognized in the condensed consolidated balance sheets, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the fair value for such assets and liabilities either because of the short-term nature of the instruments or because the instrument is recognized at fair value.
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

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the unaudited condensed consolidated statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 5,076,777 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.
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

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 18,850,000 shares of Class A common stock in the calculation of diluted income per common share, because their exercise is contingent upon future events. As a result, diluted net income per common share is the same as basic net income per common share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net (loss) income	$(378,506)	$(428,699)	$5,338,082	$1,334,521
Denominator:
Basic and diluted weighted average common shares outstanding	5,076,777	5,750,000	23,000,000	5,750,000

Basic and diluted net income per common share	$(0.07)	$(0.07)	$0.23	$0.23

Income Taxes
The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2023 and December 31, 2022, deferred taxes were offset by their full valuation allowances.

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.
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

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, the Company had nothing outstanding under this Working Capital Loan.
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
Administrative Support Agreement
The Company agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. In the three months ended March 31, 2023 and 2022, the Company incurred approximately $30,000 in expenses for these services. These expenses were included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations. There was $10,000 and $0 outstanding balance for such services as of March 31, 2023 and December 31, 2022, respectively.
Due to Related Party
In the three months ended March 31, 2023, the Sponsor paid certain expenses on behalf of the Company
, there were no such expenses in the first three months ended March 31, 2022
. As of March 31, 2023, the outstanding balance for such advances were approximately $52,000, which was included in due to related party in current liabilities on the accompanying condensed consolidated balance sheets. There was $48,000 of such advances outstanding as of December 31, 2022.
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

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Management continues to evaluate the impact of these types of risks and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Note
6-Derivative
Warrant Liabilities
As of March 31, 2023 and December 31, 2022, the Company had 11,500,000 Public Warrants and 7,350,000 Private Placement Warrants outstanding.

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants, and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not, be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Note
7-Class
A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 5,076,777 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets. On December 2, 2022, the Company held the stockholders meeting described in Note 1. Stockholders holding 17,923,223 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. In addition, as of March 31, 2023 and December 31, 2022, $900,000 was deposited by the Company in to the Trust Account for the benefit of the public stockholders.
The Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Amount allocated to Public Warrants	(13,340,000)
Class A common stock issuance costs	(12,403,774)
Plus:
Accretion of carrying value to redemption value	28,519,292
Redemption of Class A common stock subject to possible redemption	(180,858,526)

Class A common stock subject to possible redemption, December 31, 2022	51,916,992
Increase in redemption value of Class A common stock subject to redemption	350,009

Class A common stock subject to possible redemption, March 31, 2023	$52,267,001

Note
8-Stockholders’
Deficit
Preferred stock
-The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A common stock
-The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 5,076,777 shares of Class A common stock outstanding, including 5,076,777 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying condensed consolidated balance sheets (see Note 7).

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Class
 B common stock
-The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock outstanding with no shares subject to forfeiture.
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
March 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities – Public	$—	$—	$1,150,000
Derivative warrant liabilities – Private Placement	$—	$735,000	$—
December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities – Public	$805,000	$—	$—
Derivative warrant liabilities – Private Placement	$—	$514,500	$—
There were no assets that were required to be measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, as the Public Warrants were separately listed and traded in February 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 fair value measurement to a Level 2 fair value measurement in the fourth quarter of 2022. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant due to the low probability of the redemption feature only applicable to the Public Warrants being triggered. The Public
W
arrants were transferred to Level 2 in the first quarter of 2023 due to the low trading volume of the security.

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair values of the Private Placement Warrants have continued to be measured using a Monte Carlo simulation model through September 30, 2022 and have since then relied on the quoted listed trading price of the Public Warrants. The fair values of Public Warrants have been measured based on the listed market price of such warrants, a Level 1 measurement, since the three months ended March 31, 2021 reporting period.
In the periods ended March 31, 2023 and December 31, 2022, the Company recognized a benefit

(loss) of approximately ($0.6) million and $10.3 million, respectively, resulting from changes in the fair value of the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities in the accompanying consolidated statements of operations.
The estimated fair values of the Private Placement Warrants and the Public Warrants prior to being separately listed and traded, were initially determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The changes in the fair value of the Level 3 derivative warrant liabilities for the three months ended March 31, 2022, are summarized as f ollows:

2022
Derivative warrant liabilities at January 1, 2022	$4,557,000
Change in fair value of derivative warrant liabilities	(2,793,000)
Transfer of Public Warrants to Level 1	—

Derivative warrant liabilities at March 31, 2022	$1,764,000
Note
1
0
-Subsequent
Events
The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “7GC Co. Holdings, Inc.,” “7GC,” “our,” “us” or “we” refer to 7GC Co. Holdings, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report under “Item 1. Financial Statements”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

With respect to the regulation of SPACs like our company, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the circumstances in which SPACs could become subject to regulation under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, in December 2022 we instructed Continental, the trustee of the trust account, to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account until the earlier of consummation of our initial business combination or liquidation. This may reduce the amount of interest earned by the funds in the trust account. As of March 31, 2023 and December 31, 2022, the funds in the trust account are held solely in an interest-bearing demand deposit account.

Initial Business Combination

If we are unable to complete an initial business combination by June 28, 2023, or such earlier date as determined by the Board (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, proceed to commence our voluntary liquidation and thereby our formal dissolution, subject in each case our obligations to provide for claims of creditors and the requirement of applicable law. The representative of the underwriters has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event we do not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

Stockholders Meeting, Trust Account Redemptions, Extension of Combination Period and Additional Trust Deposits

On December 21, 2022, the Company held a special meeting of stockholders in lieu of an annual meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation (the “Extension Amendment”) to extend the date by which the Company must consummate its initial Business Combination from December 28, 2022, or within 24 months from the closing of the Initial Public Offering, to June 28, 2023, or such earlier date as determined by the Board (the “Extension”). Also on December 21, 2022, the Company filed the Extension Amendment with the Secretary of State of the State of Delaware.

Stockholders holding 17,923,223 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Following redemptions, the Company has 5,076,777 Public Shares outstanding. After the satisfaction of such redemptions the balance of the Trust Account was approximately $52.1 million.

In connection with the Extension, the Sponsor agreed to deposit into the Trust Account an aggregate of $900,000 plus $300,000 for each of the three subsequent calendar months commencing on March 29, 2023. As of March 31, 2023 and December 31, 2022, $900,000 was deposited into the Trust Account for the benefit of the Public Stockholders. The Company issued an unsecured promissory note in connection with these fundings. See Note 4 to the accompanying financial statements.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $805,000 of cash in its operating account and a working capital deficit of approximately $3.8 million (excluding the convertible promissory note – related party). During the period ended March 31, 2023 no amounts were withdrawn from the Trust Account. During the year ended December 31, 2022, approximately $1.1 million was withdrawn from the Trust Account to pay tax obligations, and as of March 31, 2023, approximately $297,000 of tax obligations can be withdrawn from the Trust Account.

Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. Additionally, during the three months ended March 31, 2023, none of the interest earned on our investments held in the Trust Account was requested and released to us in order to pay our tax obligations. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. As of March 31, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

On December 21, 2022, we issued the Extension Note to our sponsor, which provides for borrowings from time to time of up to an aggregate of $2,300,000. Up to $500,000 of the Extension Note may be drawn and used for Working Capital Drawdowns and up to $1,800,000 of the Extension Note may be drawn and used for Extension Drawdowns. As of December 31, 2022, there was $377,500 outstanding as a Working Capital Drawdown under the Extension Note and $900,000 outstanding as an Extension Drawdown. The Extension Note does not bear interest and is repayable in full upon the earlier of the consummation of an initial business combination or the date the Company liquidates the trust account upon the failure to consummate an initial business combination within the requisite time period. Upon the consummation of an initial business combination, our sponsor shall have the option, but not the obligation, to convert the principal balance of the Extension Note, in whole or in part, into that number of Converted Shares equal to the principal amount of the Extension Note so converted divided by $10.00. The terms of the Converted Shares, if issued, will be identical to the terms of our public shares, except that the Converted Shares (x) will not be registered under the Securities Act and (y) will be subject to the terms of that certain letter agreement, dated as of December 22, 2020, among our Company, our sponsor, and certain other parties thereto. The Extension Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Extension Note and all other sums payable with regard to the Extension Note becoming immediately due and payable.

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

We have incurred and expect to incur significant costs in pursuit of a Business Combination which resulted in our accrued expenses being greater than the cash balance in our operating bank account. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the working capital deficit and the mandatory liquidation date and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. If we are unable to complete a Business Combination by June 28, 2023, then we will cease all operations except for the purpose of liquidating. Management intends to close the business transaction prior to the termination date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 28, 2023.

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

Management continues to evaluate the impact of these types of risks and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on our Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Our entire activity since inception up to March 31, 2023, was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had a net loss of approximately $807,000, which consisted of approximately $565,000 in loss from the change in fair value of derivative warrant liabilities, approximately $593,000 in general and administrative expenses, approximately $50,000 in franchise tax expense and approximately $136,000 in income tax expenses, offset by approximately $536,123 in gain on investments held in the Trust Account.

For the three months ended March 31, 2022, we had net income of approximately $6.7 million, which consisted of approximately $7.0 million in income from the change in fair value of derivative warrant liabilities, and approximately $14,000 in interest gain on investments held in the Trust Account, partly offset by approximately $340,000 in general and administrative expenses and approximately $49,000 in franchise tax expense.

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

Critical Accounting Policies

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 “Distinguishing Liabilities From Equity (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed consolidated statements of operations. The fair value of the Public Warrants issued in the Initial Public Offering and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of the Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 5,076,777 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our unaudited condensed consolidated financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) IPO Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, and (iii) Quarterly Reports on Form 10-Q for the periods ended March 31, 2022, June 30, 2022, and September 30, 2022, as filed with the SEC on May 16, 2022, August 12, 2022, and November 10, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a Business Combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury (the “Treasury Department”) has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a Business Combination.

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

Dated: May 19, 2023	7GC & Co. Holdings Inc.
	By:	/s/ Jack Leeney
	Name:	Jack Leeney
	Title:	Chief Executive Officer