Form 10-Q
period 2023-06-30
7GC & Co. Holdings Inc.
filed 2023-08-21
CIK 1826011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 21, 2023

there were
3,329,638 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

7GC & Co. Holdings Inc.

Form 10-Q

For the Quarter ended June 30, 2023

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
7GC & Co. Holdings Inc.
CONDENSED CON
SOLIDAT
ED BALANCE SHEETS

	JUNE 30, 2023	DECEMBER 31, 2022
	(unaudited)
ASSETS
Cash	$592,590	$1,016,853
Prepaid expenses	44,251	4,750

Total current assets	636,841	1,021,603
Marketable securities held in Trust Account	53,637,523	52,128,420

Total Assets	$54,274,364	$53,150,023

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,628,636	$1,591,356
Due to related party	67,118	47,694
Class A ordinary shares tendered for redemption, 1,747,139 shares at $10.55 to be paid out of Trust account	18,432,316	—
Convertible loan from related party	2,300,000	1,100,000
Income taxes payable	482,504	765,554
Franchise tax payable	100,000	80,050
Accrued expenses	2,681,869	1,759,569

Total current liabilities	25,692,443	5,344,223
Deferred underwriting fees payable	8,050,000	8,050,000
Derivative warrant liabilities	1,696,500	1,319,500

Total liabilities	35,438,943	14,713,723

Commitments and Contingencies (Note 5)
Class A common stock subject to possible redemption, $0.0001 par value; 3,329,638 and 5,076,777 shares at $10.57 and $10.23 per share at June 30, 2023 and December 31, 2022, respectively	35,205,207	51,916,992
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,329,638 and 5,076,777 shares issued or outstanding (excluding 3,329,638 and 5,076,777 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively )	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(16,370,361)	(13,481,267)

Total stockholders’ deficit	(16,369,786)	(13,480,692)

Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$54,274,364	$53,150,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

7GC & Co. Holdings Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2023	For The Three Months Ended June 30, 2022	For The Six Months Ended June 30, 2023	For The Six Months Ended June 30, 2022
General and administrative expenses	$890,936	$233,847	$1,483,692	$573,479
Non-redemption agreement expense	372,710	—	372,710	—
Franchise tax expenses	50,000	64,906	100,000	114,271

Loss from operations	(1,313,646)	(298,753)	(1,956,402)	(687,750)
Change in fair value of derivative warrant liabilities	188,500	2,827,500	(377,000)	9,875,500
Gain on marketable securities (net), dividends and interest, held in Trust Account	484,180	330,405	1,020,303	344,005
Other Income (expense)	3,734	—	4,776	—

Income (loss) before taxes	(637,232)	2,859,152	(1,308,323)	9,531,755
Income tax expense	96,836	11,064	232,950	11,064

Net income (loss)	$(734,068)	$2,848,088	$(1,541,273)	$9,520,691

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	4,999,980	23,000,000	5,038,166	23,000,000

Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$(0.07)	$0.10	$(0.14)	$0.33

Weighted average shares outstanding of Class B non-redeemable common stock	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$(0.07)	$0.10	$(0.14)	$0.33

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
.

7GC & Co. Holdings Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOC
KHO
LDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS E
NDE
D JUNE 30, 2023

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Class B
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	5,750,000	$575	$—	$(13,481,267)	$(13,480,692)
Remeasurement of Class A common stock to redemption value	—	—	—	(350,009)	(350,009)
Net loss	—	—	—	(807,205)	(807,205)

Balance as of March 31, 2023 (unaudited)	5,750,000	$575	$—	$(14,638,481)	$(14,637,906)
Contribution for non-redemption agreement	—	—	—	372,710	372,710
Remeasurement of Class A common stock to redemption value	—	—	—	(1,370,522)	(1,370,522)
Net loss	—	—	—	(734,068)	(734,068)

Balance as of June 30, 2023 (unaudited)	5,750,000	$575	$—	$(16,370,361)	$(16,369,786)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Class B
	Shares	Amount	Capital	Deficit	Deficit

Balance as of January 1, 2022	5,750,000	$575	$—	$(20,143,930)	$(20,143,355)
Net income	—	—	—	6,672,603	6,672,603

Balance as of March 31, 2022 (unaudited)	5,750,000	$575	$—	$(13,471,327)	$(13,470,752)
Net income	—	—	—	2,848,088	2,848,088

Balance as of June 30, 2022 (unaudited)	5,750,000	$575	$—	$(10,623,239)	$(10,622,664)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

7GC & CO. Holdings Inc.
UNAUDITED CONDENSED CONSOLIDATE
D
STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2022
Cash Flows from Operating Activities

Net (loss) income	$(1,541,273)	$9,520,691
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non redemption agreement	372,710	—
Gain on marketable securities (net), dividends and interest, held in Trust Account	(1,020,303)	(344,005)
Formation and operating expenses funded by note payable through Sponsor	—	21,134
Change in fair value of derivative warrant liabilities	377,000	(9,875,500)
Changes in operating assets and liabilities:
Prepaid and other assets	(20,077)	95,499
Income tax payable	(283,050)	11,064
Accounts payable	37,280	7,242
Accrued expenses	942,250	158,377

Net cash provided by (used in) operating activities	(1,135,463)	(405,498)

Cash Flows from Investing Activities
Cash deposited in Trust Account for extension	(900,000)	—
Cash withdrawn from Trust Account to pay fr anchi se and income taxes	411,200	—

Net cash used in investing activities	(488,800)	—

Cash Flows from Financing Activities
Offering costs paid	—	(70,000)
Proceeds from note payable and advances from related party	1,200,000	—

Net cash provided by (used in) financing activities	1,200,000	(70,000)

Net decrease in cash	(424,263)	(475,498)
Cash —beginning of period	1,016,853	711,652

Cash—end of period	$592,590	$236,154

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
As of June 30, 2023, the Company has not commenced any operations. All activity for the period from September 18, 2020 (inception) through June 30, 2023, has been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of income earned on marketable securities held in the Trust Account (as defined below) and is subject to non-cash
fluctuations for changes in the fair value of derivative warrant liabilities in its unaudited condensed consolidated statements of operations.
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
Trust Account
Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) in the United States, with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.
With respect to the regulation of SPACs like our company, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the circumstances in which SPACs could become subject to regulation under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, in December 2022 we instructed Continental, the trustee of the trust account, to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account until the earlier of consummation of our initial business combination or liquidation. This may reduce the amount of interest earned by the funds in the trust account. As of June 30, 2023 and December 31, 2022, the funds in the trust account are held solely in an interest-bearing demand deposit account.
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
Proposed Business Combination
On December 8, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Original Merger Agreement”) with Banzai International Inc., a Delaware corporation (“Banzai”), 7GC Merger Sub I, Inc., a Delaware corporation and an indirect wholly owned subsidiary of 7GC (“First Merger Sub”), and 7GC Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of 7GC (“Second Merger Sub” and, together with First Merger Sub, the “Merger Subs” and each, a “Merger Sub”), as amended by the Amendment to Agreement and Plan of Merger, dated as of August 4, 2023, by and between 7GC and Banzai (the “Amendment” and together with the Original Merger Agreement, the “Merger Agreement”).
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
Pursuant to the Amendment, the Company and Banzai agreed to amend the terms and conditions of the Merger Agreement to provide (among other changes) that: (i) the closing of the Transactions is no longer conditioned upon the consummation of Banzai’s acquisition of Hyros Inc.; (ii) the value of the total consideration payable to Banzai stockholders is reduced from $293.0 million to $100.0 million, with no post-closing “earn-out” or other future contingent consideration; and (iii) the “Termination Date” upon which either party may terminate the Merger Agreement for any reason (subject to certain conditions set forth in the Merger Agreement) if the closing of the Transactions has not yet occurred is extended from September 8, 2023 to December 28, 2023.
The aggregate consideration payable to Banzai security holders at the closing of the Transactions (the “Closing”) is $100.0 million, consisting of newly issued shares of the Company’s Class A common stock, par value $0.0001 per share (the “7GC New Class A Shares”), which will have one vote per share, and newly issued shares of the Company’s Class B common stock, par value $0.0001 per share (the “7GC New Class B Shares”), which will have ten votes per share, in each case, as such classes of common stock exist as of immediately following the First Effective Time, and cash in lieu of any fractional 7GC New Class A Shares or 7GC New Class B Shares that would otherwise be owed to any Pre-Closing
Holder.
The consummation of the Transactions is subject to customary closing conditions for transactions involving special purpose acquisition companies, including, among others: (i) approval of the 7GC Stockholder Matters (as defined in the Merger Agreement) by the Company’s stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) no order, statute, rule or regulation enjoining or prohibiting the consummation of the Transactions being in force, (iv) the Registration Statement/Proxy Statement (as defined in the Merger Agreement) having become effective, (v) the 7GC New Class A Shares to be issued pursuant to the Merger Agreement having been approved for listing on Nasdaq, (vi) the Company having at least

$
5,000,001
 of net tangible assets remaining after redemptions by the Company’s stockholders, and (vii) customary bring-down conditions. Additionally, the obligations of Banzai and its subsidiaries to consummate the Transactions are also conditioned upon, among others, the satisfaction of a $5.0 million minimum net cash condition, being defined as an amount equal to the sum of (i) the cash proceeds to be received by the Company at Closing from the Trust Account established by the Company in connection with the Transactions (after, for the avoidance of doubt, giving effect to redemptions by the Company’s stockholders), (ii) the cash proceeds to be received by the Company or any of Banzai or its subsidiaries from any financing, whether equity or debt, at or immediately following the Closing, and (iii) the unrestricted cash on the balance sheet of Banzai as of immediately prior to the Closing, minus
7GC Transaction Expenses (as defined in the Amendment), minus the Company Expenses (as defined in the Amendment), equaling or exceeding

$
5,000,000
.
The Company filed (i) a Current Report on Form 8-K with the SEC on December 8, 2022 including additional details, the Merger Agreement, and related supporting agreements, and (ii) a Current Report on Form 8-K with the SEC on August 7, 2023 including the Amendment and related supporting agreements
.
Stockholders Meeting, Trust Account Redemptions, Extension of Combination Period and Additional Trust Deposits
On December 21, 2022, the Company held a special meeting of stockholders in lieu of an annual meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation (the “Extension Amendment”) to extend the date by which the Company must consummate its initial Business Combination from December 28, 2022, within 24 months from the closing of the Initial Public Offering, to June 28, 2023, or such earlier date as determined by the Board (the “Extension”). Also on December 21, 2022, the Company filed the Extension Amendment with the Secretary of State of the State of Delaware.
Stockholders holding 17,923,223 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Following redemptions, the Company has 5,076,777 Public Shares outstanding. After the satisfaction of such redemptions the balance of the Trust Account was approximately $52.1 million.
In connection with the Extension, the Sponsor agreed to deposit into the Trust Account an aggregate of $900,000 plus $300,000 for each of the three subsequent calendar months commencing on March 29, 2023. As of June 30, 2023, $1,800,000 was deposited into the Trust Account for the benefit of the Public Stockholders. The Company issued an unsecured promissory note in connection with these fundings. See Note 4.
On June 26, 2023, the Company held a special meeting of stockholders in lieu of an annual meeting of stockholders (the “Second Meeting”). At the Second Meeting, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation (the “Second Extension Amendment”) to extend the date by which the Company must consummate its initial Business Combination from June 28, 2023 to December 28, 2023, or such earlier date as determined by the Board (the “Second Extension”).

Stockholders holding 1,747,139
 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Following redemptions, the Company had
3,329,638
 Public Shares outstanding. After the satisfaction of such redemptions, which occurred after
June 30, 2023,

the balance of the Trust Account was approximately $
36.9
 million
.

Prior to the Second Meeting, the Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with certain unaffiliated third parties (the “Holders”) in exchange for the Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of
3,172,000
 shares of Class A common stock, par value $
0.0001
 per share (the “Class A common stock”), of the Company sold in its Initial Public Offering, in connection with the Second Meeting to, among other things, approve the Second Extension Amendment to extend the date by which the Company must (i) consummate an initial business combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase
100
% of its Class A common stock included as part of the units sold in the IPO, from June 28, 2023 to December 28, 2023. In consideration of the foregoing agreements, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, (i) the Sponsor (or its designees) will surrender and forfeit to the Company for no consideration an aggregate of 396,500 shares of the Company’s Class B common stock, par value $0.0001 per share, held by the Sponsor (the “Forfeited Shares”) and (ii) the Company shall issue to the Holders a number of shares of Class A common stock equal to the number of Forfeited Shares. The Company estimated the aggregate fair value of the 396,500 Class B Ordinary Shares attributable to the Holders to be $372,710 or $0.94 per share. The excess of the fair value of the Class B Ordinary Shares was determined to be a cost associated with completing a Business Combination and a capital contribution from a related entity under SAB Topic 5T.
Liquidity and Going Concern
As of June 30, 2023, the Company had approximately $593,000 of cash in its operating account and a working capital deficit of approximately $4.3 million (excluding the convertible promissory note – related party and shares redeemed but not yet paid). During the period ended June 30, 2023
,
$411,000 was withdrawn from the Trust Account. During the year ended December 31, 2022, approximately $1.1 million was withdrawn from the Trust Account to pay tax obligations.
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
As of June 30, 2023 there was $
500,000 outstanding as a Working Capital Drawdown under this Note and $1,800,000 outstanding as an Extension Drawdown. As of December 31, 2022, there was $200,000 outstanding as a Working Capital Drawdown under this Note and $900,000 outstanding as an Extension Drawdown. See Note 4.
The Company has incurred and expects to incur significant costs in pursuit of its Proposed Business Combination, which resulted in the Company’s accrued expenses being greater than the cash balance in its operating account. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC
Topic 205-40, “Presentation
of Financial Statements – Going Concern,” management has determined that the working capital deficit and the mandatory liquidation date and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a Business Combination by December 28, 2023, or such earlier date as determined by the Board, then the Company will cease all operations except for the purpose of liquidating. Management intends to close the Business Combination prior to the termination date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 28, 2023, or such earlier date as determined by the Board.

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected through December 31, 2023 or any future period.
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
The Trust Account as of June 30, 2023 and December 31, 2022 was held in an interest-bearing demand deposit account.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held no cash equivalents or cash equivalents outside the Trust Account as of June 30, 2023 and December 31, 2022.
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
In December 2022 the Company instructed the trustee of the Trust Account to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of a Business Combination and liquidation of the Company. As of June 30, 2023 and December 31, 2022, the funds in the Trust Account are held solely in an interest-bearing demand deposit account.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480
“Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022,

3,329,638 and

5,076,777
 shares of Class A common stock, respectively
,
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
The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of
18,850,000
 shares of Class A common stock in the calculation of diluted income per common share, because their exercise is contingent upon future events. As a result, diluted net income

(loss)

per common share is the same as basic net income
 (loss)

per common share for the three and six months ended June 30, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income

(loss)

per share for each class of common stock:

	For The Three Months Ended June,				For The Six Months Ended June,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(341,426)	$(392,642)	$2,278,470	$569,618	$(719,788)	$(821,485)	$7,616,553	$1,904,138
Denominator:
Basic and diluted weighted average ordinary shares outstanding	4,999,980	5,750,000	22,066,250	5,750,000	5,038,166	5,750,000	22,066,250	5,750,000
Basic and diluted net income (loss) per ordinary share	$(0.07)	$(0.07)	$0.10	$0.10	$(0.14)	$(0.14)	$0.33	$0.33

Income Taxes
The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2023 and December 31, 2022, deferred taxes were offset by their full valuation allowances.

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
Prior to the Second Meeting, the Company and the Sponsor entered into Non-Redemption Agreements with the Holders in exchange for the Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 3,172,000 shares of Class A Common Stock of the Company sold in its Initial Public Offering, in connection with the Second Meeting to, among other things, approve the Second Extension Amendment to extend the date by which the Company must (i) consummate an initial business combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of its Class A common stock included as part of the units sold in the IPO, from June 28, 2023 to December 28, 2023. In consideration of the foregoing agreements, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, (i) the Sponsor (or its designees) will surrender and forfeit to the Company for no consideration the Forfeited Shares and (ii) the Company shall issue to the Holders a number of shares of Class A common stock equal to the number of Forfeited Shares.
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

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, the Company had nothing outstanding under this Working Capital Loan.
On December 21, 2022, the Company issued the Note to the Sponsor, which provides for borrowings from time to time of up to an aggregate of $2,300,000. Up to $500,000 of the Note may be drawn and used for Working Capital Drawdowns and up to $1,800,000 of the Note may be drawn and used for Extension Drawdowns. The Company borrowed $1,100,000 under the Note on December 21, 2022, $900,000 of which was an Extension Drawdown and $200,000 of which was a Working Capital Drawdown. The Note does not bear interest and is repayable in full upon the earlier of the consummation of a Business Combination or the date the Company liquidates the Trust Account upon the failure of the Company to consummate a Business Combination within the requisite time period. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into that number of shares of Class A common stock, $0.0001 par value per share, of the Company (the “Converted Shares”) equal to the principal amount of the Note so converted divided by $10.00. The terms of the Converted Shares, if issued, will be identical to the terms of the Company’s Public Shares, except that the Converted Shares (x) will not be registered under the Securities Act, and (y) will be subject to the terms of that certain letter agreement, dated as of December 22, 2020, among the Company, the Sponsor, and certain other parties thereto. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. On February 9, 2023 the Company borrowed an additional $177,500 under the Note which was a Working Capital Drawdown
.

During the three months ended June 30, 2023 an additional $
122,500
was borrowed under the Working Capital Drawdown, for a total outstanding of $
500,000
.

During the three months ended June 30,
2023 an additional $900,000 was borrowed as an Extensions drawdown, for a total outstanding of $1,800,000
.
As of June 30, 2023 and December 31, 2022 $2,300,000 and $1,100,000 was outstanding on the loan, respectively.
Administrative Support Agreement
The Company agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. In the three and six months ended June 30, 2023 and 2022, the Company incurred approximately $30,000 and
$
60,000 in expenses for these services. These expenses were included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations. There was $10,000 and $0 outstanding balance for such services as of June 30, 2023 and December 31, 2022, respectively.
Due to Related Party
In the three and six months ended June 30, 2023, the Sponsor paid certain expenses on behalf of the Company, there were no such expenses in the three and six months ended June 30, 2022. As of June 30, 2023, the outstanding balance for such advances were approximately $
67,000, which was included in due to related party in current liabilities on the accompanying condensed consolidated balance sheets. There was $48,000 of such advances outstanding as of December 31, 2022.
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
Non-redemption Agreement
Prior to the Second Meeting, the Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with certain unaffiliated third parties (the “Holders”) in exchange for the Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 3,172,000 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”), of the Company sold in its Initial Public Offering, in connection with the Second Meeting to, among other things, approve the Second Extension Amendment to extend the date by which the Company must (i) consummate an initial business combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of its Class A common stock included as part of the units sold in the IPO, from June 28, 2023 to December 28, 2023. In consideration of the foregoing agreements, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, (i) the Sponsor (or its designees) will surrender and forfeit to the Company for no consideration an aggregate of 396,500 shares of the Company’s Class B common stock, par value $0.0001 per share, held by the Sponsor (the “Forfeited Shares”) and (ii) the Company shall issue to the Holders a number of shares of Class A common stock equal to the number of Forfeited Shares. The Company estimated the aggregate fair value of the 396,500 Class B Ordinary Shares attributable to the Holders to be $372,710 or $0.94 per share. The excess of the fair value of the Class B Ordinary Shares was determined to be a cost associated with completing a Business Combination and a capital contribution from a related entity under SAB Topic 5T.

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
Note
6-Derivative
Warrant Liabilities
As of June 30, 2023 and December 31, 2022, the Company had 11,500,000 Public Warrants and 7,350,000 Private Placement Warrants outstanding.

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
Note
7-Class
A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 3,329,638 and 5,076,777 shares of Class A common stock outstanding, respectively, which were all subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets. On December 2, 2022 and June 26, 2023, the Company held the stockholders meetings described in Note 1. Stockholders holding 17,923,223 and 1,747,139 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. In addition, as of June 30, 2023 and December 31, 2022, $1,800,000 was deposited by the Company in to the Trust Account for the benefit of the public stockholders.

As of June 30, 2023, 1,747,139 Class A ordinary shares have been tendered for redemption. These shares were deemed to be mandatorily redeemable as of June 30, 2023 and were classified as liabilities at approximately $10.55 per share.
The Class A common stock subject to possible redemption reflec te
d on the condensed consolidated b
alan
ce sheets is reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Class A common stock issuance costs	(12,403,774)
Fair value of Public Warrants at issuance	(13,340,000)
Fair value of rights	—
Plus:
Remeasurement of Class A common stock to redemption value	28,519,292
Redemption of Class A common stock	(180,858,526)

Class A common stock subject to possible redemption at December 31, 2022	$51,916,992
Remeasurement of Class A common stock to redemption value	1,720,531
Class A ordinary shares tendered for redemption	(18,432,316)

Class A common stock subject to possible redemption at June 30, 2023	$35,205,207

Note
8-Stockholders’
Deficit
Preferred stock
-The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no
shares of preferred stock issued or outstanding.
Class
 A common stock
-The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 3,329,638 and 5,076,777 shares of Class A common stock outstanding respectively, including 3,329,638 and 5,076,777 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying condensed consolidated balance sheets (see Note 7).

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Class
 B common stock
-The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock outstanding with no shares subject to forfeiture.
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
June 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities – Public	$—	$1,035,000	$—
Derivative warrant liabilities – Private Placement	$—	$661,500	$—
December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities – Public	$805,000	$—	$—
Derivative warrant liabilities – Private Placement	$—	$514,500	$—
There were no assets that were required to be measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, as the Public Warrants were separately listed and traded in February 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 fair value measurement to a Level 2 fair value measurement in the fourth quarter of 2022. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant due to the low probability of the redemption feature only applicable to the Public Warrants being triggered. The Public Warrants were transferred to Level 2 in the first quarter of 2023 due to the low trading volume of the security.

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair values of the Private Placement Warrants have continued to be measured using a similar simulation model through June 30, 2023. The fair values of Public Warrants have been measured based on the listed market price of such warrants, until December 31, 2022 until trading volume decreased and the public warrants were valued in a similar manner as the private warrants.
In the periods ended June 30, 2023 and December 31, 2022, the Company recognized a benefit (loss) of approximately ($0.4) million and $10.3 million, respectively, resulting from changes in the fair value of the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities in the accompanying condensed

consolidated statements of operations.
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
months ended
June 30
, 2022, are summarized as follows:

2022
Derivative warrant liabilities at January 1,	$4,557,000
Change in fair value of derivative warrant liabilities	(2,793,000)
Transfer of Public Warrants to Level 1	—

Derivative warrant liabilities at March 31,	1,764,000
Change in fair value of derivative warrant liabilities	(1,102,500)

Derivative warrant liabilities at June 30,	$661,500

Note
10-Subsequent
Events
The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet
s
date up to the date that the unaudited condensed consolidated financial statements were issued and determined that there have been no events other than the event described below, that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.
In July 2023, $18,432,316 was paid to
s
tockholders holding 1,747,139 Public Shares wh
o
had exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Following redemptions, the Company had 3,329,638 Public Shares outstanding. After the satisfaction of such redemptions, the balance of the Trust Account was approximately $36.9 million.

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

Sponsor and Financing

Our Sponsor is 7GC & Co. Holdings LLC, a Delaware limited liability company. The registration statement for our Initial Public Offering (“IPO Registration Statement”) was declared effective on December 22, 2020. On December 28, 2020, we consummated the Initial Public Offering of 23,000,000 Units, including 3,000,000 additional Over-Allotments Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.2 million, of which approximately $8.1 million was for deferred underwriting commissions.

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

With respect to the regulation of SPACs like our company, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the circumstances in which SPACs could become subject to regulation under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, in December 2022 we instructed Continental, the trustee of the trust account, to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account until the earlier of consummation of our initial business combination or liquidation. This may reduce the amount of interest earned by the funds in the trust account. As of June 30, 2023 and December 31, 2022, the funds in the trust account are held solely in an interest-bearing demand deposit account.

Initial Business Combination

If we are unable to complete an initial business combination by December 28, 2023, or such earlier date as determined by the Board (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, proceed to commence our voluntary liquidation and thereby our formal dissolution, subject in each case our obligations to provide for claims of creditors and the requirement of applicable law. The representative of the underwriters has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event we do not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

In connection with the Extension, the Sponsor agreed to deposit into the Trust Account an aggregate of $900,000 plus $300,000 for each of the three subsequent calendar months commencing on March 29, 2023. As of June 30, 2023 and December 31, 2022, $1,800,000 was deposited into the Trust Account for the benefit of the Public Stockholders. The Company issued an unsecured promissory note in connection with these fundings. See Note 4 to the accompanying financial statements.

On June 26, 2023, the Company held the Second Meeting. At the Second Meeting, the Company’s stockholders approved the Second Extension Amendment to extend the date by which the Company must consummate its initial Business Combination from June 28, 2023, to December 28, 2023, or such earlier date as determined by the Board.

Stockholders holding 1,747,139 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Following redemptions, the Company has 3,329,638 Public Shares outstanding. After the satisfaction of such redemptions the balance of the Trust Account was approximately $36.9 million.

Prior to the Second Meeting, the Company and the Sponsor entered into Non-Redemption Agreements with the Holders in exchange for the Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 3,172,000 shares of Class A Common Stock of the Company sold in its Initial Public Offering, in connection with the Second Meeting to, among other things, approve the Second Extension Amendment to extend the date by which the Company must (i) consummate an initial business combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of its Class A common stock included as part of the units sold in the IPO, from June 28, 2023 to December 28, 2023. In consideration of the foregoing agreements, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, (i) the Sponsor (or its designees) will surrender and forfeit to the Company for no consideration the Forfeited Shares and (ii) the Company shall issue to the Holders a number of shares of Class A common stock equal to the number of Forfeited Shares. The Company estimated the aggregate fair value of the 396,500 Class B Ordinary Shares attributable to the Holders to be $372,710 or $0.94 per share. The excess of the fair value of the Class B Ordinary Shares was determined to be a cost associated with completing a Business Combination and a capital contribution from a related entity under SAB Topic 5T.

Proposed Business Combination

On December 8, 2022, the Company entered into the Original Merger Agreement with Banzai and the Merger Subs, as amended by the Amendment, dated as of August 4, 2023. Pursuant to the terms of the Merger Agreement, the parties thereto will enter into the Banzai Business Combination and the other Transactions, pursuant to which, among other things, (i) First Merger Sub will merge with and into Banzai, with Banzai surviving as an indirect wholly owned subsidiary of the Company, and (ii) immediately after the First Merger, Banzai will merge with and into Second Merger Sub, with the Second Merger Sub surviving as a wholly owned subsidiary of the Company. At the closing of the Transactions, the Company will change its name to Banzai International, Inc., and its common stock is expected to be listed on Nasdaq.

The Banzai Business Combination is expected to be consummated after the required approval by the stockholders of the Company and the satisfaction of certain other conditions described in the Merger Agreement.

Liquidity and Going Concern

As of June 30, 2023, the Company had approximately $593,000 of cash in its operating account and a working capital deficit of approximately $4.3 million (excluding the convertible promissory note – related party). During the period ended June 30, 2023 approximately $411,000 was withdrawn from the Trust Account. During the year ended December 31, 2022, approximately $1.1 million was withdrawn from the Trust Account to pay tax obligations.

Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. Additionally, during the three months ended June 30, 2023, $411,000 of the interest earned on our investments held in the Trust Account was requested and released to us in order to pay our tax obligations. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. As of June 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding, as all related party loans were done through the Extension Note referenced below.

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

We have incurred and expect to incur significant costs in pursuit of a Business Combination which resulted in our accrued expenses being greater than the cash balance in our operating bank account. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the working capital deficit and the mandatory liquidation date and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. If we are unable to complete a Business Combination by December 28, 2023, then we will cease all operations except for the purpose of liquidating. Management intends to close the business transaction prior to the termination date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 28, 2023.

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

Results of Operations

Our entire activity since inception up to June 30, 2023, was in preparation for our formation, the Initial Public Offering, and the Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2023, we had a net loss of $734,068, which consisted of approximately $891,000 in general and administrative expenses, $372,710 for non-redemption agreement costs incurred, $50,000 in franchise tax expense and approximately $97,000 in income tax expenses, offset by approximately $484,000 in gain on investments held in the Trust Account, and approximately $189,000 in gain from the change in fair value of derivative warrant liabilities.

For the six months ended June 30, 2023, we had a net loss of $1,541,273, which consisted of approximately $1,484,000 in general and administrative expenses, $372,710 for non-redemption agreement costs incurred, approximately $377,000 in loss from the change in fair value of derivative warrant liabilities, $100,000 in franchise tax expense, and approximately $233,000 in income tax expenses, offset by approximately $1,020,000 in gain on investments held in the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 3,329,638 and 5,076,777 shares of Class A common stock subject to possible redemption, respectively are presented as temporary equity, outside of the stockholders’ deficit section of our condensed consolidated balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) IPO Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, and (iii) Quarterly Reports on Form 10-Q for the periods ended March 31, 2022, June 30, 2022, September 30, 2022, and March 31, 2023, as filed with the SEC on May 16, 2022, August 12, 2022, November 10, 2022, and May 19, 2023, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Banzai and the Banzai Business Combination, please see the registration statement on Form S-4 to be filed in connection with the Banzai Business Combination once available.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 26, 2021. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 26, 2023, we held the Second Meeting and approved, among other things, the Second Extension Amendment, which extended the date by which we must consummate a business combination from June 28, 2023 to December 28, 2023 (or such earlier date as determined by the board). In connection with the Second Extension Amendment, stockholders holding 1,747,139 Public Shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of approximately $18.4 million or approximately $10.55 per share to redeeming stockholders in the Second Extension Redemptions.

The following table contains monthly information about the repurchases of our equity securities for the three months ended June 30, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1—April 30, 2023	—	—	—	—
May 1—May 31, 2023	—	—	—	—
June 1—June 30, 2023	1,747,139	$10.55	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Second Amendment to Amended and Restated Certificate of Incorporation. (1)

10.1	Form of Non-Redemption Agreement. (2)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File

*	Filed herewith
**	Furnished herewith
(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2023.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 21, 2023	7GC & Co. Holdings Inc.
	By:	/s/ Jack Leeney
	Name:	Jack Leeney
	Title:	Chief Executive Officer