Form 10-Q
period 2023-09-30
7GC & Co. Holdings Inc.
filed 2023-11-21
CIK 1826011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒     No  ☐
As of November 20, 2023 there were 3,329,638 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

7GC & Co. Holdings Inc.

Form 10-Q

For the Quarter ended September 30,

2023

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
7GC & Co. Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
	(unaudited)
ASSETS
Cash	$399,511	$1,016,853
Prepaid expenses	85,540	4,750

Total current assets	485,051	1,021,603
Cash equivalents and marketable securities held in Trust Account	35,559,672	52,128,420

Total Assets	$36,044,723	$53,150,023

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable	$2,486,256	$1,591,356
Due to related party	67,118	47,694
Convertible loan from related party	2,300,000	1,100,000
Income tax payable	217,608	765,554
Excise tax payable	184,436	—
Franchise tax payable	150,000	80,050
Accrued expenses	2,705,970	1,759,569

Total current liabilities	8,111,388	5,344,223
Deferred underwriting fees payable	8,050,000	8,050,000
Derivative warrant liabilities	1,696,500	1,319,500

Total liabilities	17,857,888	14,713,723

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 3,329,638 and 5,076,777 shares at $10.65 and $10.23 per share at September 30, 2023 and December 31, 2022, respectively	35,476,939	51,916,992
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,329,638 and 5,076,777 shares issued and outstanding (excluding 3,329,638 and 5,076,777 shares subject to possible redemption as of September 30, 2023 and December 31, 2022 ) respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	575	575
Additional paid-in capital	—	—
Accumulated deficit	(17,290,679)	(13,481,267)

Total stockholders’ deficit	(17,290,104)	(13,480,692)

Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$36,044,723	$53,150,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

7GC & Co. Holdings Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$759,730	$1,118,469	$2,243,422	$1,691,948
Non-redemption agreement expense	—	—	372,710	—
Franchise tax expenses	50,000	56,074	150,000	170,345

Loss from operations	(809,730)	(1,174,543)	(2,766,132)	(1,862,293)
Change in fair value of derivative warrant liabilities	—	1,319,500	(377,000)	11,195,000
Gain on marketable securities (net), dividends and interest, held in Trust Account	365,795	1,068,641	1,386,098	1,412,646
Other Income	1,539	—	6,315	—

Income (loss) before taxes	(442,396)	1,213,598	(1,750,719)	10,745,353
Income tax expense	10,424	212,639	243,374	223,703

Net income (loss)	$(452,820)	$1,000,959	$(1,994,093)	$10,521,650

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	3,329,638	23,000,000	4,455,999	23,000,000

Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$(0.05)	$0.03	$(0.20)	$0.37

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$(0.05)	$0.03	$(0.20)	$0.37

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

7GC & Co. Holdings Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B Common stock		Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance - January 1, 2023	5,750,000	$575	$(13,481,267)	$(13,480,692)
Remeasurement of Class A common stock to redemption value	—	—	(350,009)	(350,009)
Net loss	—	—	(807,205)	(807,205)

Balance - March 31, 2023	5,750,000	575	(14,638,481)	(14,637,906)

Contribution for non-redemption agreement			372,710	372,710
Remeasurement of Class A common stock to redemption value	—	—	(1,370,522)	(1,370,522)
Net loss	—	—	(734,068)	(734,068)

Balance - June 30, 2023	5,750,000	575	(16,370,361)	(16,369,786)
Remeasurement of Class A common stock to redemption value	—	—	(283,062)	(283,062)
Excise tax due on Class A common stock redemption			(184,436)	(184,436)
Net loss	—	—	(452,820)	(452,820)

Balance - September 30, 2023	5,750,000	$575	$(17,290,679)	$(17,290,104)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Common stock		Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance - January 1, 2022	5,750,000	$575	$(20,143,930)	$(20,143,355)
Net income	—	—	6,672,603	6,672,603

Balance - March 31, 2022	5,750,000	575	(13,471,327)	(13,470,752)
Net income	—	—	2,848,088	2,848,088

Balance - June 30, 2022	5,750,000	575	(10,623,239)	(10,622,664)
Remeasurement of Class A common stock to redemption value	—	—	(684,703)	(684,703)
Net income	—	—	1,000,959	1,000,959

Balance - September 30, 2022	5,750,000	$575	$(10,306,983)	$(10,306,408)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

7GC & CO. Holdings Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
Cash Flows from Operating Activities
Net (loss) income	$(1,994,093)	$10,521,650
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non redemption agreement	372,710	—
Gain on marketable securities (net), dividends and interest, held in Trust Account	(1,386,098)	(1,412,646)
Formation and operating expenses funded by note payable through Sponsor	—	33,194
Change in fair value of derivative warrant liabilities	377,000	(11,195,000)
Changes in operating assets and liabilities:
Prepaid and other assets	(61,366)	175,875
Franchise tax payable	69,950	(24,455)
Income tax payable	(547,946)	223,703
Accounts payable	894,900	1,178,048
Accrued expenses	946,401	(220,064)

Net cash used in operating activities	(1,328,542)	(719,695)

Cash Flows from Investing Activities
Cash deposited in Trust Account for extension	(900,000)	—
Trust Account Withdrawal-redemption	18,443,646	—
Cash withdrawn from Trust Account to pay franchise and income taxes	411,200	400,969

Net cash provided by investing activities	17,954,846	400,969

Cash Flows from Financing Activities
Trust Account Withdrawal-redemption	(18,443,646)	—
Proceeds from note payable and advances from related party	1,200,000	—
Offering costs paid	—	(70,000)

Net cash used in financing activities	(17,243,646)	(70,000)

Net change in cash	(617,342)	(388,726)
Cash —beginning of period	1,016,853	711,652

Cash—end of period	$399,511	$322,926

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
As of September 30, 2023, the Company has not commenced any operations. All activity for the period from September 18, 2020 (inception) through September 30, 2023, has been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on marketable securities held in the Trust Account (as defined below) and is subject to non-cash fluctuations for changes in the fair value of derivative warrant liabilities in its unaudited condensed consolidated statements of operations.
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
Trust Account
Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) in the United States, with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the marketable securities in the Trust Account to the Company’s stockholders, as described below.
With respect to the regulation of SPACs like our company, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the circumstances in which SPACs could become subject to regulation under the Investment Company Act. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, in December 2022 management instructed Continental, the trustee of the trust account, to liquidate the marketable securities held in the trust account and instead to hold the marketable securities in the trust account in an interest-bearing demand deposit account until the earlier of consummation of our initial business combination or liquidation. This may reduce the amount of interest earned by the marketable securities in the trust account. As of September 30, 2023 and December 31, 2022, the marketable securities in the trust account are held solely in an interest-bearing demand deposit account.
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
The Public Stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the marketable securities held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriters (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A common stock are recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
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
If the Company is unable to complete a Business Combination by December 28, 2023, or such earlier date as determined by the Company’s board of directors (the “Board” and such period, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the marketable securities held in the Trust Account and not previously released to the Company to pay taxes (less up to $
100,000
 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. The representative of the underwriters has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the marketable securities held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($
10.00).

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of marketable securities in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).
However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient marketable securities to satisfy its indemnity obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
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
Pursuant to the terms of the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Banzai Business Combination” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”), pursuant to which, among other things, (i) First Merger Sub will merge with and into Banzai (the “First Merger”), with Banzai surviving as an indirect wholly owned subsidiary of the Company (the “Surviving Corporation”), and, (ii) immediately following the First Merger, the Surviving Corporation will merge with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with the Second Merger Sub surviving the Second Merger as a wholly owned subsidiary of 7GC. At the closing of the Transactions (the “Closing”), 7GC will change its name to Banzai International, Inc., and its common stock is expected to be listed on the Nasdaq Capital Market (“Nasdaq”).
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
The consummation of the Transactions is subject to customary closing conditions for transactions involving special purpose acquisition companies, including, among others: (i) approval of the 7GC Stockholder Matters (as defined in the Merger Agreement) by the Company’s stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) no order, statute, rule or regulation enjoining or prohibiting the consummation of the Transactions being in force, (iv) the Registration Statement/Proxy Statement (as defined in the Merger Agreement) having become effective, (v) the 7GC New Class A Shares to be issued pursuant to the Merger Agreement having been approved for listing on Nasdaq, (vi) the Company having at least $5,000,001 of net tangible assets remaining after redemptions by the Company’s stockholders, and (vii) customary bring-down conditions. Additionally, the obligations of Banzai and its subsidiaries to consummate the Transactions are also conditioned upon, among others, the satisfaction of a $5.0 million minimum net cash condition, being defined as an amount equal to the sum of (i) the cash proceeds to be received by the Company at Closing from the Trust Account established by the Company in connection with the Transactions (after, for the avoidance of doubt, giving effect to redemptions by the Company’s stockholders), (ii) the cash proceeds to be received by the Company or any of Banzai or its subsidiaries from any financing, whether equity or debt, at or immediately following the Closing, and (iii) the unrestricted cash on the balance sheet of Banzai as of immediately prior to the Closing, minus 7GC Transaction Expenses (as defined in the Amendment), minus the Company Expenses (as defined in the Amendment), equaling or exceeding $5,000,000.
The Company filed (i) a Current Report on Form 8-K with the SEC on December 8, 2022 including additional details, the Merger Agreement, and related supporting agreements, and (ii) a Current Report on Form 8-K with the SEC on August 7, 2023 including the Amendment and related supporting agreements. The Company filed a registration statement on Form S-4 with the SEC on August 31, 2023 in connection with the Banzai Business Combination, which was declared effective (as amended) on November 15, 2023. The Company has set a record date of October 27, 2023 and a meeting date of December 5, 2023, for its special meeting of stockholders to consider the Banzai Business Combination.

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stockholders Meeting, Trust Account Redemptions, Extension of Combination Period and Additional Trust Deposits.
On December 21, 2022, the Company held a special meeting of stockholders in lieu of an annual meeting of stockholders (the “First Meeting”). At the First Meeting, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation (the “Extension Amendment”) to extend the date by which the Company must consummate its initial Business Combination from December 28, 2022, within 24 months from the closing of the Initial Public Offering, to June 28, 2023, or such earlier date as determined by the Board (the “Extension”). Also on December 21, 2022, the Company filed the Extension Amendment with the Secretary of State of the State of Delaware.
In connection with the First Meeting, stockholders holding 17,923,223
Public Shares exercised their right to redeem such shares for a pro rata portion of the marketable securities in the Trust Account.
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
In connection with the Second Meeting, stockholders holding 1,747,139
Public Shares exercised their right to redeem such shares for a pro rata portion of the marketable securities in the Trust Account. Following redemptions, the Company had
3,329,638 Public Shares outstanding. After the satisfaction of such redemptions, the balance of the Trust Account was approximately $35.6 million as of September 30, 2023.
Prior to the Second Meeting, on June 16, 2023, the Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with certain unaffiliated third parties (the “Holders”) in exchange for the Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 3,172,000 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”), of the Company sold in its Initial Public Offering, in connection with the Second Meeting to, among other things, approve the Second Extension Amendment to extend the date by which the Company must (i) consummate an initial business combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of its Class A common stock included as part of the units sold in the IPO, from June 28, 2023 to December 28, 2023. In consideration of the foregoing agreements, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, (i) the Sponsor (or its designees) will surrender and forfeit to the Company for no consideration an aggregate of 396,500 shares of the Company’s Class B common stock, par value $0.0001 per share, held by the Sponsor (the “Forfeited Shares”) and (ii) the Company shall issue to the Holders a number of shares of Class A common stock equal to the number of Forfeited Shares. The Company estimated the aggregate fair value of the 396,500 shares of Class B common stock attributable to the Holders to be $372,710 or $0.94 per share. The excess of the fair value of the shares of Class B common stock was determined to be a cost associated with completing a Business Combination and a capital contribution from a related entity under SAB Topic 5T.
Liquidity and Going Concern
As of September 30, 2023, the Company had $399,511 of cash in its operating account and a working capital deficit of $7,626,337. $2,300,000 of the total current liabilities is related to convertible promissory note-related party that is not expected to be repaid from current assets. During the nine months ended September 30, 2023, $
411,200
was withdrawn from the Trust Account to pay tax obligations. During the nine
 months ended September 30, 2023, approximately $18 million was withdrawn for redemptions. During the year ended December 31, 2022, approximately $
1.1 million was withdrawn from the Trust Account to pay tax obligations and approximately $180.9 million was withdrawn for redemptions.
Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and loans from the Sponsor. Additionally, during the year ended December 31, 2022, approximately $1.1 million of the gain on marketable securities held in the Trust Account was requested and released from the Trust Account in order to pay the Company’s tax obligations. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4).
On December 21, 2022, the Company issued an unsecured promissory note (the “Note”) to the Sponsor, which provides for borrowings from time to time of up to an aggregate of $2,300,000. Up to $500,000 of the Note may be drawn and used for working capital purposes (a “Working Capital Drawdown”) and up to $1,800,000 of the Note may be drawn and used to finance deposits to the Trust Account (an “Extension Drawdown”). As of September 30, 2023 there was $500,000 outstanding as a Working Capital Drawdown under this Note and $1,800,000 outstanding as an Extension Drawdown. As of December 31, 2022, there was $200,000 outstanding as a Working Capital Drawdown under this Note and $900,000 outstanding as an Extension Drawdown. See Note 4.
On October 3, 2023, the Company issued an additional unsecured promissory note (the “Second Note”, together with the Note, the “Notes”) to the Sponsor, which provides for borrowings from time to time of up to an aggregate of $500,000 for working capital purposes. Please refer to Note 10.
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
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected through December 31, 2023 or any future period.
The condensed consolidated financial statements include the accounts of 7GC & Co. Holdings Inc., and its subsidiaries where we have controlling financial interests. All intercompany balances and transactions have been eliminated.
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

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000, and any marketable securities held in the Trust Account. Any loss incurred or a lack of access to such marketable securities could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
The Trust Account as of September 30, 2023 and December 31, 2022 was held in an interest-bearing demand deposit account.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held no cash equivalents or cash equivalents outside the Trust Account as of September 30, 2023 and December 31, 2022.
Marketable Securities Held in the Trust Account
The Company’s portfolio of marketable securities held in the Trust Account prior to the extension period was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s marketable securities held in the Trust Account are comprised of U.S. government securities, the marketable securities are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the marketable securities are recognized at fair value. Trading securities and marketable securities in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information.
In December 2022 the Company instructed the trustee of the Trust Account to liquidate the marketable securities held in the Trust Account and instead to hold the marketable securities in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of a Business Combination and liquidation of the Company. As of September 30, 2023 and December 31, 2022, the marketable securities in the Trust Account are held solely in an interest-bearing demand deposit account.
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
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using the same terms as Public Warrants. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 3,329,638 and 5,076,777 shares of Class A common stock, respectively, subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.
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
The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 18,850,000 shares of Class A common stock in the calculation of diluted income per common share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the three and nine months ended September 30, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the three months ended September 30, 2023		For the three months ended September 30, 2022		For the nine months ended September 30, 2023		For the nine months ended September 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator: Net income (loss)
Allocation of net (loss) income, as adjusted	$(166,056)	$(286,764)	$800,767	$200,192	$(870,633)	$(1,123,460)	$8,417,320	$2,104,330
Denominator: Weighted Average Shares
Basic and diluted weighted average shares outstanding	3,329,638	5,750,000	23,000,000	5,750,000	4,455,999	5,750,000	23,000,000	5,780,000
Basic and diluted net (loss) income (loss) per common share	$(0.05)	$(0.05)	$0.03	$0.03	$(0.20)	$(0.20)	$0.37	$0.37
Income Taxes
The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2023 and December 31, 2022, deferred taxes were offset by their full valuation allowances.

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments
, accruals or material deviation from its
position
. The Company is subject to income tax examinations by major taxing authorities since inception.
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
On June 16, 2023, the Company and the Sponsor entered into Non-Redemption Agreements with the Holders in exchange for the Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 3,172,000 shares of Class A common stock of the Company sold in its Initial Public Offering, in connection with the Second Meeting to, among other things, approve the Second Extension Amendment to extend the date by which the Company must (i) consummate an initial business combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of its Class A common stock included as part of the units sold in the IPO, from June 28, 2023 to December 28, 2023. In consideration of the foregoing agreements, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, (i) the Sponsor (or its designees) will surrender and forfeit to the Company for no consideration the Forfeited Shares and (ii) the Company shall issue to the Holders a number of shares of Class A common stock equal to the number of Forfeited Shares.
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
On August 4, 2023, the Sponsor entered into a Sponsor Forfeiture Agreement (the “Sponsor Forfeiture Agreement”) with the Company and Banzai, pursuant to which, contingent upon Closing, the Sponsor agreed to forfeit all 7,350,000 of its Private Placement Warrants to purchase shares of the Company’s Class A common stock, exercisable at $11.50 per share (the “Forfeited Private Placement Warrants”), acquired by the Sponsor in December 2020 in connection with the Initial Public Offering. At the Closing, the Forfeited Private Placement Warrants shall be transferred from the Sponsor to the Company for cancellation in exchange for no consideration and the Company shall retire and cancel all of the Forfeited Private Placement Warrants.

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023 and December 31, 2022, the Company had nothing outstanding under this Working Capital Loan.
On December 21, 2022, the Company issued the Note to the Sponsor, which provides for borrowings from time to time of up to an aggregate of $2,300,000. Up to $500,000 of the Note may be drawn and used for Working Capital Drawdowns and up to $1,800,000 of the Note may be drawn and used for Extension Drawdowns. The Company borrowed $1,100,000 under the Note on December 21, 2022, $900,000 of which was an Extension Drawdown and $200,000 of which was a Working Capital Drawdown. The Note does not bear interest and is repayable in full upon the earlier of the consummation of a Business Combination or the date the Company liquidates the Trust Account upon the failure of the Company to consummate a Business Combination within the requisite time period. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into that number of shares of Class A common stock, $0.0001 par value per share, of the Company (the “Converted Shares”) equal to the principal amount of the Note so converted divided by $10.00. The terms of the Converted Shares, if issued, will be identical to the terms of the Company’s Public Shares, except that the Converted Shares (x) will not be registered under the Securities Act, and (y) will be subject to the terms of that certain letter agreement, dated as of December 22, 2020, among the Company, the Sponsor, and certain other parties thereto. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. On February 9, 2023 the Company borrowed an additional $177,500 under the Note which was a Working Capital Drawdown. During the three months ended June 30, 2023 an additional $122,500 was borrowed under the Working Capital Drawdown, for a total outstanding of $500,000. During the three months ended June 30, 2023 an additional $900,000 was borrowed as an Extensions drawdown, for a total outstanding of $1,800,000. No additional borrowing during the three and nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022 $2,300,000 and $1,100,000 was outstanding on the loan, respectively.
On October 3, 2023, the Company issued the Second Note to the Sponsor, which provides for borrowings from time to time of up to an aggregate of $500,000 for working capital purposes. The Second Note does not bear interest and is repayable in full upon the earlier of the consummation of a Business Combination or the date the Company liquidates the Trust Account established in connection with the Company’s Initial Public Offering upon the failure of the Company to consummate a Business Combination within the requisite time period. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Second Note, in whole or in part, into that number of the Converted Shares, equal to the principal amount of the Second Note so converted divided by $10.00.
Administrative Support Agreement
The Company agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.
For
the three and nine months ended September 30, 2023 and 2022, the Company incurred approximately $30,000 and $90,000 in expenses for these services. These expenses were included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations. There was $30,000 and $0 outstanding balance for such services as of September 30, 2023 and December 31, 2022, respectively.
Due to Related Party
In the three and nine months ended September 30, 2023, the Sponsor paid certain expenses on behalf of the Company. As of September 30, 2023, the outstanding balance for such advances were approximately $67,000 which was included in due to related party in current liabilities on the accompanying condensed consolidated balance sheets. There was $48,000 of such advances outstanding as of December 31, 2022.
Note 5-Commitments & Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) were entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
The representative of the underwriters is entitled to registration rights pursuant to the Fee Reduction Agreement (as defined below). Pursuant to the Fee Reduction Agreement, as soon as practicable but no later than thirty (30) days following consummation of the Banzai Business Combination, the Company is required, at its expense, to file a registration statement on Form S-1 with the SEC to register the re-sale of the Cantor Fee Shares (as defined below) by the representative on customary terms for a transaction of this type.

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Underwriting Agreement
The underwriters were entitled to a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, or $4.6 million in the aggregate. In addition, the representative of the underwriters is entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or approximately $8.1 million. Under the underwriting agreement, the deferred fee would become payable to the representative of the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms thereof. On November 8, 2023, the representative of the underwriters entered into a fee reduction agreement (the “Fee Reduction Agreement”), pursuant to which it has agreed to forfeit $4,050,000 of the aggregate of $8,050,000 of deferred underwriting fees payable (the “Original Deferred Fee”), resulting in a remainder of $4,000,000 of deferred underwriting fees payable (the “Reduced Deferred Fee”) by the Company to the representative upon closing of the Banzai Business Combination (the “Fee Reduction”). Pursuant to the Fee Reduction Agreement, the Reduced Deferred Fee will be payable in the form of a number of shares of Class A common stock equal to the greater of (a) 400,000 or (b) the quotient obtained by dividing (x) the Reduced Deferred Fee by (y) the dollar volume-weighted average price for the shares of Class A common stock on Nasdaq, over the five trading days immediately preceding the date of the initial filing of a resale registration statement on Form S-1, as reported by Bloomberg through its “AQR” function (as adjusted for any stock dividend, split, combination, recapitalization or other similar transaction, the “Cantor Fee Shares”). The Cantor Fee Shares will be issuable following the closing of the Banzai Business Combination upon (or immediately prior to) initial filing of a resale registration statement on Form S-1 by the Company covering the Cantor Fee Shares (which the Company will be required to file as soon as practicable but no later than thirty (30) days following the closing of the Banzai Business Combination), in accordance with the terms of the Fee Reduction Agreement.
Non-redemption Agreement
On June 16, 2023 the Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with certain unaffiliated third parties (the “Holders”) in exchange for the Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 3,172,000 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”), of the Company sold in its Initial Public Offering, in connection with the Second Meeting to, among other things, approve the Second Extension Amendment to extend the date by which the Company must (i) consummate an initial business combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of its Class A common stock included as part of the units sold in the IPO, from June 28, 2023 to December 28, 2023. In consideration of the foregoing agreements, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, (i) the Sponsor (or its designees) will surrender and forfeit to the Company for no consideration an aggregate of 396,500 shares of the Company’s Class B common stock, par value $0.0001 per share, held by the Sponsor (the “Forfeited Shares”) and (ii) the Company shall issue to the Holders a number of shares of Class A common stock equal to the number of Forfeited Shares. The Company estimated the aggregate fair value of the 396,500 shares of Class B common stock attributable to the Holders to be $372,710 or $0.94 per share. The excess of the fair value of the shares of Class B common stock was determined to be a cost associated with completing a Business Combination and a capital contribution from a related entity under SAB Topic 5T.

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Risks and Uncertainties
Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. This market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between nations, the United States and other countries have imposed sanctions or other restrictive actions against certain countries. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1
% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. In order to mitigate the current uncertainty surrounding the implementation of the IR Act, the Sponsor, or a designee, agreed to indemnify the Company for any excise tax liabilities with respect to any future redemptions that occur after December 31, 2022 and prior to or in connection with a Business Combination or liquidation of the Company. The foregoing would mitigate a potential reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. On July 3, 2023, the Company’s stockholders redeemed 1,747,139 shares of common stock for a total of $18,443,646. The Company evaluated the classification and accounting of the excise tax related to these stock redemptions under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023 and determined that a contingent liability should be calculated and recorded. As of September 30, 2023, an amount of $
184,436 non-cash excise tax due on the shares of Class A common stock redeemed has been captured under accumulated deficit in Unaudited Condensed Consolidated statements of Changes in Common Stock Subject to Possible Redemption and Stockholder’s Deficit.
Note 6-Derivative Warrant Liabilities
As of September 30, 2023 and December 31, 2022, the Company had 11,500,000 Public Warrants and 7,350,000 Private Placement Warrants outstanding.

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
Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the marketable securities held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the marketable securities held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.
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
Note 7-Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 3,329,638 and 5,076,777 shares of Class A common stock outstanding, respectively, which were all subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets. On December 2, 2022 and June 26, 2023, the Company held the stockholders meetings described in Note 1. Stockholders holding 17,923,223 and 1,747,139
Public Shares exercised their right to redeem such shares for a pro rata portion of the marketable securities in the Trust Account. In addition, as of September 30, 2023 and December 31, 2022, $
1,800,000 was deposited by the Company in to the Trust Account for the benefit of the public stockholders. As of September 30, 2023, 1,747,139 shares of Class A common stock have been exercised for redemption and were classified as liabilities at approximately $10.55 per share.
The Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Class A common stock issuance costs	(12,403,774)
Fair value of Public Warrants at issuance	(13,340,000)
Plus:
Remeasurement of Class A common stock to redemption value	28,519,292
Redemption of Class A common stock	(180,858,526)

Class A common stock subject to possible redemption, December 31, 2022	51,916,992
Remeasurement of Class A common stock to redemption value	2,003,593
Redemption of Class A common stock	(18,443,646)

Class A common stock subject to possible redemption, September 30, 2023	$35,476,939

Note 8-Stockholders’ Deficit
Preferred stock-The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class A common stock-The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 3,329,638 and 5,076,777 shares of Class A common stock outstanding, respectively, all of which were subject to possible redemption and were classified as temporary equity in the accompanying condensed consolidated balance sheets, respectively (see Note 7).

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class B common stock-The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock outstanding with no shares subject to forfeiture, other than the Forfeited Shares forfeitable by the Sponsor in connection with the closing of an initial Business Combination pursuant to the Non-Redemption Agreements.
Holders of the Company’s Class B common stock are entitled to one vote for each share. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement- equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).
Note 9-Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
September 30, 2023

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
There were no assets that were required to be measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, as the Public Warrants were separately listed and traded in February 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 fair value measurement to a Level 2 fair value measurement in the fourth quarter of 2022. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant due to the low probability of the redemption feature only applicable to the Public Warrants being triggered. The Public Warrants were transferred to Level 2 in the first quarter of 2023 due to the low trading volume of the security.

7GC & Co. Holdings Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair values of the Private Placement Warrants have continued to be measured using a similar simulation model through September 30, 2023. The fair values of Public Warrants have been measured based on the listed market price of such warrants, until December 31, 2022 until trading volume decreased and the public warrants were valued in a similar manner as the private warrants.
In the periods three months and nine months ended September 30, 2023 and year ended December 31, 2022, the Company recognized a benefit (loss) of approximately $0 million, $0.4 million and $10.3 million, respectively, resulting from changes in the fair value of the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities in the accompanying condensed consolidated statements of operations.
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
The changes in the fair value of the Level 3 derivative warrant liabilities for the nine months ended September 30, 2022, are summarized as follows:

2022
Derivative warrant liabilities at January 1,	$4,557,000
Change in fair value of derivative warrant liabilities	(2,793,000)
Transfer of Public Warrants to Level 1	—

Derivative warrant liabilities at March 31, 2022,	1,764,000
Change in fair value of derivative warrant liabilities	(1,102,500)

Derivative warrant liabilities at June 30, 2022	$661,500
Change in fair value of derivative warrant liabilities	(514,500)

Derivative warrant liabilities at September 30, 2022	$147,000

Note 10-Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheets date up to the date that the unaudited condensed consolidated financial statements were issued and determined that there have been no events other than the event described below, that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.
On October 3, 2023, the Company issued the Second Note, which provides for borrowings from time to time of up to an aggregate of $500,000 for working capital purposes. The Note does not bear interest and is repayable in full upon the earlier of the consummation of a Business Combination or the date the Company liquidates the Trust Account established in connection with the Company’s Initial Public Offering upon the failure of the Company to consummate a Business Combination within the requisite time period. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Second Note, in whole or in part, into that number of the Converted Shares, equal to the principal amount of the Second Note so converted divided by $10.00.
On November 8, 2023, Cantor Fitzgerald (“Cantor”), entered into a fee reduction agreement (the “Fee Reduction Agreement”), pursuant to which Cantor has agreed to forfeit $4,050,000 of the aggregate of $8,050,000 of deferred underwriting fees payable (the “Original Deferred Fee”), resulting in a remainder of $4,000,000 of deferred underwriting fees payable (the “Reduced Deferred Fee”) by the Company to Cantor upon Closing of the Business Combination (the “Fee Reduction”). Pursuant to the Fee Reduction Agreement, the Reduced Deferred Fee will be payable in the form of a number of New Banzai Class A Shares equal to the greater of (a) 400,000 or (b) the quotient obtained by dividing (x) the Reduced Deferred Fee by (y) the dollar volume-weighted average price for the New Banzai Class A Shares on Nasdaq, over the five trading days immediately preceding the date of the initial filing of a resale registration statement on Form S-1, as reported by Bloomberg through its “AQR” function (as adjusted for any stock dividend, split, combination, recapitalization or other similar transaction, the “Cantor Fee Shares”). The Cantor Fee Shares will be payable following the Closing upon (or immediately prior to) initial filing of a resale registration statement on Form S-1 by New Banzai covering the Cantor Fee Shares (which New Banzai will be required to file as soon as practicable but no later than thirty (30) days following the Closing), in accordance with the terms of the Fee Reduction Agreement.

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

With respect to the regulation of SPACs like our company, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the circumstances in which SPACs could become subject to regulation under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, in December 2022 we instructed Continental, the trustee of the trust account, to liquidate the marketable securities held in the trust account and instead to hold the marketable securities in the trust account in an interest-bearing demand deposit account until the earlier of consummation of our initial business combination or liquidation. This may reduce the amount of interest earned by the marketable securities in the trust account. As of September 30, 2023 and December 31, 2022, the marketable securities in the trust account are held solely in an interest-bearing demand deposit account.

Initial Business Combination

If we are unable to complete an initial business combination by December 28, 2023, or such earlier date as determined by the Board (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the marketable securities held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, proceed to commence our voluntary liquidation and thereby our formal dissolution, subject in each case our obligations to provide for claims of creditors and the requirement of applicable law. The representative of the underwriters has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event we do not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the marketable securities held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

Stockholders Meeting, Trust Account Redemptions, Extension of Combination Period and Additional Trust Deposits

On December 21, 2022, the Company held a special meeting of stockholders in lieu of an annual meeting of stockholders (the “First Meeting”). At the First Meeting, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation (the “Extension Amendment”) to extend the date by which the Company must consummate its initial Business Combination from December 28, 2022, or within 24 months from the closing of the Initial Public Offering, to June 28, 2023, or such earlier date as determined by the Board (the “Extension”). Also on December 21, 2022, the Company filed the Extension Amendment with the Secretary of State of the State of Delaware.

In connection with the First Meeting, stockholders holding 17,923,223 Public Shares exercised their right to redeem such shares for a pro rata portion of the marketable securities in the Trust Account

In connection with the Extension, the Sponsor agreed to deposit into the Trust Account an aggregate of $900,000 plus $300,000 for each of the three subsequent calendar months commencing on March 29, 2023. As of September 30, 2023 and December 31, 2022, $1,800,000 was deposited into the Trust Account for the benefit of the Public Stockholders. The Company issued an unsecured promissory note in connection with these fundings. See Note 4 to the accompanying financial statements.

On June 26, 2023, the Company held the Second Meeting. At the Second Meeting, the Company’s stockholders approved the Second Extension Amendment to extend the date by which the Company must consummate its initial Business Combination from June 28, 2023, to December 28, 2023, or such earlier date as determined by the Board.

In connection with the Second Meeting, stockholders holding 1,747,139 Public Shares exercised their right to redeem such shares for a pro rata portion of the marketable securities in the Trust Account. Following redemptions, the Company has 3,329,638 Public Shares outstanding. After the satisfaction of such redemptions the balance of the Trust Account was approximately $35.6 million as of September 30, 2023.

Prior to the Second Meeting, the Company and the Sponsor entered into Non-Redemption Agreements with the Holders in exchange for the Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 3,172,000 shares of Class A common stock of the Company sold in its Initial Public Offering, in connection with the Second Meeting to, among other things, approve the Second Extension Amendment to extend the date by which the Company must (i) consummate an initial business combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of its Class A common stock included as part of the units sold in the IPO, from June 28, 2023 to December 28, 2023. In consideration of the foregoing agreements, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, (i) the Sponsor (or its designees) will surrender and forfeit to the Company for no consideration the Forfeited Shares and (ii) the Company shall issue to the Holders a number of shares of Class A common stock equal to the number of Forfeited Shares. The Company estimated the aggregate fair value of the 396,500 shares of Class B common stock attributable to the Holders to be $372,710 or $0.94 per share. The excess of the fair value of the shares of Class B common stock was determined to be a cost associated with completing a Business Combination and a capital contribution from a related entity under SAB Topic 5T.

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

The Banzai Business Combination is expected to be consummated after the required approval by the stockholders of the Company and the satisfaction of certain other conditions described in the Merger Agreement in December 2023.

Liquidity and Going Concern

As of September 30, 2023, we had $399,511 of cash in its operating account and a working capital deficit of $7,626,337. $2,300,000 of the total current liabilities is related to convertible promissory note-related party that is not expected to be repaid from current asset. During the nine months ended September 30, 2023 approximately $411,200 was withdrawn from the Trust Account to pay tax obligations. During the 9 months ended September 30, 2023, approximately $18 million was withdrawn for redemptions. During the year ended December 31, 2022, approximately $1.1 million was withdrawn from the Trust Account to pay tax obligations.

Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and loans from the Sponsor. Additionally, during the nine months ended September 30, 2023, $411,200 of the interest earned on our marketable securities held in the Trust Account was requested and released to us in order to pay our tax obligations. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. As of September 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding, as all related party loans were done through the Notes referenced below.

On December 21, 2022, we issued the Note to our sponsor, which provides for borrowings from time to time of up to an aggregate of $2,300,000. Up to $500,000 of the Note may be drawn and used for Working Capital Drawdowns and up to $1,800,000 of the Note may be drawn and used for Extension Drawdowns. As of December 31, 2022, there was $377,500 outstanding as a Working Capital Drawdown under the Note and $900,000 outstanding as an Extension Drawdown. The Note does not bear interest and is repayable in full upon the earlier of the consummation of an initial business combination or the date the Company liquidates the trust account upon the failure to consummate an initial business combination within the requisite time period. Upon the consummation of an initial business combination, our sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into that number of Converted Shares equal to the principal amount of the Note so converted divided by $10.00. The terms of the Converted Shares, if issued, will be identical to the terms of our public shares, except that the Converted Shares (x) will not be registered under the Securities Act and (y) will be subject to the terms of that certain letter agreement, dated as of December 22, 2020, among our Company, our sponsor, and certain other parties thereto. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

On October 3, 2023, the Company issued the Second Note to the Sponsor, which provides for borrowings from time to time of up to an aggregate of $500,000 for working capital purposes. The Second Note does not bear interest and is repayable in full upon the earlier of the consummation of a Business Combination or the date the Company liquidates the Trust Account established in connection with the Company’s Initial Public Offering upon the failure of the Company to consummate a Business Combination within the requisite time period. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Second Note, in whole or in part, into that number of the Converted Shares, equal to the principal amount of the Second Note so converted divided by $10.00.

In December 2022, we instructed Continental to liquidate the marketable securities held in the trust account and instead to hold the marketable securities in the trust account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of marketable securities in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds.

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

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. This market volatility could adversely affect our ability to complete a Business Combination. In response to the conflict between nations, the United States and other countries have imposed sanctions or other restrictive actions against certain countries. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our ability to complete a business combination and the value of our securities.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occur after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent our would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable to us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. In order to mitigate the current uncertainty surrounding the implementation of the IR Act, our sponsor, or a designee, agreed to indemnify us for any excise tax liabilities with respect to any future redemptions that occur after December 31, 2022 and prior to or in connection with an initial business combination or liquidation of the Company. The foregoing would mitigate a potential reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination. As of September 30, 2023, an amount of $184,436 non-cash excise tax due on the shares of Class A common stock redeemed has been captured under accumulated deficit in Unaudited Condensed Consolidated statements of Changes in Common Stock Subject to Possible Redemption and Stockholder’s Deficit.

Results of Operations

Our entire activity since inception up to September 30, 2023, was in preparation for our formation, the Initial Public Offering, searching for target, and identifying and completing the Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2023, we had a net loss of $452,820, which consisted of 759,730 in general and administrative expenses, $50,000 in franchise tax expense and $10,424 in income tax expenses, offset by $1,539 of other income and $365,795 in gain on marketable securities held in the Trust Account.

For the nine months ended September 30, 2023, we had a net loss of $1,994,093, which consisted of $2,243,422 in general and administrative expenses, $372,710 for non-redemption agreement costs incurred, $377,000 in loss from the change in fair value of derivative warrant liabilities, $150,000 in franchise tax expense, and $243,374 in income tax expenses, offset by $6,315 of other income and $1,386,098 in gain on marketable securities held in the Trust Account.

For the three months ended September 30, 2022, we had net income of $1,000,959, which consisted of $1,319,500 in income from the change in fair value of derivative warrant liabilities and $1,068,641 in gain on marketable securities held in the Trust Account, partly offset by $1,118,469 in general and administrative expenses, $56,074 in franchise tax expense and approximately $212,639 in income tax expenses.

For the nine months ended September 30, 2022, we had net income of $10,521,650, which consisted of $11,195,000 in income from the change in fair value of derivative warrant liabilities, and $1,412,646 in gain on marketable securities held in the Trust Account, partly offset by $1,691,948 in general and administrative expenses, $170,345 in franchise tax expense and $223,703 in income tax expenses.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

The representative of the underwriters is entitled to registration rights pursuant to the Fee Reduction Agreement. Pursuant to the Fee Reduction Agreement, as soon as practicable but no later than thirty (30) days following consummation of the Banzai Business Combination, the Company is required, at its expense, to file a registration statement on Form S-1 with the SEC to register the re-sale of the Cantor Fee Shares by the representative on customary terms for a transaction of this type.

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, or $4.6 million in the aggregate. In addition, the representative of the underwriters is entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or approximately $8.1 million. Under the terms of the underwriting agreement, the deferred fee would become payable to the representative of the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms thereof. On November 8, 2023, the representative of the underwriters entered into the Fee Reduction Agreement, pursuant to which it has agreed to forfeit $4,050,000 of the Original Deferred Fee, resulting in a remainder of $4,000,000 of Reduced Deferred Fee payable by the Company to the representative upon closing of the Banzai Business Combination. Pursuant to the Fee Reduction Agreement, the Reduced Deferred Fee will be payable in the form of a number of Cantor Fee Shares equal to the greater of (a) 400,000 or (b) the quotient obtained by dividing (x) the Reduced Deferred Fee by (y) the dollar volume-weighted average price for the shares of Class A common stock on Nasdaq, over the five trading days immediately preceding the date of the initial filing of a resale registration statement on Form S-1, as reported by Bloomberg through its “AQR” function (as adjusted for any stock dividend, split, combination, recapitalization or other similar transaction). The Cantor Fee Shares will be issuable following the closing of the Banzai Business Combination upon (or immediately prior to) initial filing of a resale registration statement on Form S-1 by the Company covering the Cantor Fee Shares (which the Company will be required to file as soon as practicable but no later than thirty (30) days following the closing of the Banzai Business Combination), in accordance with the terms of the Fee Reduction Agreement.

Critical Accounting Policies and Estimates

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 3,329,638 and 5,076,777 shares of Class A common stock subject to possible redemption, respectively are presented as temporary equity, outside of the stockholders’ deficit section of our condensed consolidated balance sheets.

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

Net Income (loss) Per Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes as Business Combination as the most likely outcome. Net income (loss) per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the respective period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this

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

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) IPO Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, and (iii) Quarterly Reports on Form 10-Q for the periods ended March 31, 2022, June 30, 2022, September 30, 2022, and March 31, 2023, as filed with the SEC on May 16, 2022, August 12, 2022, November 10, 2022, and May 19, 2023, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Banzai and the Banzai Business Combination, please see the registration statement on Form S-4 filed in connection with the Banzai Business Combination with the SEC on August 31, 2023, as amended.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 26, 2021. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific marketable securities in our Trust Account may change from time to time.

In December 2022, we instructed Continental to liquidate the marketable securities held in the Trust Account and instead to hold the marketable securities in the Trust Account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of marketable securities in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Amendment to Agreement and Plan of Merger, dated as of August 4, 2023, by and between 7GC & Co. Holdings Inc. and Banzai International, Inc. (1)

10.1	Amended and Restated Company Support Agreement, dated as of August 4, 2023, by and among 7GC & Co. Holdings Inc., Banzai International, Inc. and the stockholders of Banzai International, Inc. party thereto. (1)

10.2	Form of Amended and Restated Registration Rights Agreement. (1)

10.3	Sponsor Forfeiture Agreement, dated as of August 4, 2023, by and among 7GC & Co. Holdings Inc., 7GC & Co Holdings LLC and Banzai International, Inc. (1)

10.4	Promissory Note, dated October 3, 2023, issued by 7GC & Co. Holdings Inc. to 7GC & Co. Holdings LLC. (2)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File

*	Filed herewith
**	Furnished herewith
(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2023.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2023.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 20, 2023	7GC & Co. Holdings Inc.

	By:	/s/ Jack Leeney
	Name:	Jack Leeney
	Title:	Chief Executive Officer