Form 10-K
period 2023-12-31
Banzai International, Inc.
filed 2024-04-01
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39826

Banzai International, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	85-3118980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
435 Ericksen Ave, Suite 250 Bainbridge Island, Washington	98110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 414-1777

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	BNZI	The Nasdaq Global Market
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	BNZIW	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the last business day of the registrant's most recently competed second fiscal quarter, was approximately $35,027,792, based on the last sales price reported for such date on The Nasdaq Stock Exchange LLC.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 22, 2024:

Class A Common Stock - 17,756,963 shares

Class B Common Stock - 2,311,134 shares

Documents Incorporated by Reference: None.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often use words such as “believe,” “may,” “will,” “estimate,” “target,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “propose,” “plan,” “project,” “forecast,” “predict,” “potential,” “seek,” “future,” “outlook,” and similar variations and expressions. Forward-looking statements are those that do not relate strictly to historical or current facts. Examples of forward-looking statements may include, among others, statements regarding the Company’s:

•
future financial, business and operating performance and goals;
•
annualized recurring revenue and customer retention;
•
ongoing, future or ability to maintain or improve its financial position, cash flows, and liquidity and its expected financial needs;
•
potential financing and ability to obtain financing;
•
acquisition strategy and proposed acquisitions and, if completed, their potential success and financial contributions;
•
strategy and strategic goals, including being able to capitalize on opportunities;
•
expectations relating to the Company’s industry, outlook and market trends;
•
total addressable market and serviceable addressable market and related projections;
•
plans, strategies and expectations for retaining existing or acquiring new customers, increasing revenue and executing growth initiatives; and
•
product areas of focus and additional products that may be sold in the future.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity and development of the industry in which the Company operates may differ materially from those made in or suggested by the forward-looking statements. Therefore, investors should not rely on any of these forward-looking statements. Factors that may cause actual results to differ materially include changes in the markets in which the Company operates, customer demand, the financial markets, economic, business and regulatory and other factors, such as the Company’s ability to execute on its strategy. More detailed information about risk factors can be found in this Annual Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q under the heading “Risk Factors,” and in other reports filed by the Company, including reports on Form 8-K. The Company does not undertake any duty to update forward-looking statements after the date they are made.

PART I

Unless the context requires otherwise, references in this annual report to “Banzai,” “Company,” “we,” “us” and “our” and similar designations refer to Banzai International, Inc. and its subsidiaries.

Item 1. Business.

Overview

Banzai International, Inc. (f/k/a 7GC & Co. Holdings Inc.) is a marketing technology (“MarTech”) company that produces data-driven marketing and sales solutions for businesses of all sizes. We were originally incorporated in Delaware in September 2020 as a blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. Upon closing our initial business combination on December 14, 2023 (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger and Reorganization, dated as of December 8, 2022, with Banzai Operating Co LLC (f/k/a Banzai International, Inc.) (“Legacy Banzai”), 7GC Merger Sub I, Inc. (“First Merger Sub”), and 7GC Merger Sub II, LLC (“Second Merger Sub”) (as amended by the Amendment to Agreement and Plan of Merger, dated as of August 4, 2023, the “Merger Agreement”), we acquired Legacy Banzai. Legacy Banzai operates under the name “Banzai Operating Co Inc.” (the “Operating Company”) and is one of our two wholly owned subsidiaries. Legacy Banzai was incorporated in Delaware in September 2015. Our business operations are currently conducted by the Operating Company.

As a MarTech company, our mission is to help our customers accomplish their mission—to enable better marketing, sales, and customer engagement outcomes by increasing the value of every customer interaction. We plan to do this by delivering software-as-a-service (“SaaS”) MarTech tools that leverage data, analytics, and artificial intelligence (“AI”) to improve all types of customer interactions and provide powerful benefits to our customers across three key areas of focus: targeting, engagement, and measurement. As part of our acquisition strategy, we also endeavor to acquire companies strategically positioned to enhance our product and service offerings, increasing the value provided to current and prospective customers.

Our platform currently includes three products. The first product we launched was Reach, a SaaS and managed services offering designed to increase registration and attendance of marketing events, followed by the acquisition of Demio, a SaaS solution for webinars designed for marketing, sales, and customer success teams in 2021. In 2023, we launched Boost, a SaaS solution for social sharing designed to increase attendance for Demio-hosted events by enabling easy social sharing by event registrants.

We sell our products using a recurring subscription license model typical in SaaS businesses, with customer contracts that vary in term length from single months to multiple years. As of December 31, 2023, our customer base included over 2,770 customers operating in over 90 countries, representing a variety of industries, including (among others) healthcare, financial services, e-commerce, technology, media and others. Our customers range in size from solo entrepreneurs and small businesses to Fortune 500 companies. No single customer represents more than 1% of our revenue.

Industry Background and Trends

The MarTech industry has experienced significant growth and transformation in recent years. As companies increasingly rely on digital channels to reach customers, the demand for MarTech solutions has grown. MarTech refers to the software and tools that enable marketers to plan, execute, and measure their campaigns across various channels.

The MarTech landscape is vast and complex, with thousands of vendors offering a wide range of solutions. There are 11,038 MarTech companies included in the 2023 Marketing Technology Landscape report published by ChiefMartec, a leading marketing technology research group. MarTech solutions can be grouped into several broad categories, including advertising and promotion, content and experience, social and relationships, commerce and sales, data management and analytics, and marketing automation.

One of the key drivers of growth in the MarTech industry is the increasing importance of data-driven marketing. As companies collect more data on their customers’ behaviors and preferences, they need more sophisticated tools to analyze this data and use it to inform and optimize their marketing strategies. This has led to a proliferation of customer data platforms, customer relationship management (“CRM”) systems, analytics tools, and other solutions that help marketers make sense of their data and utilize it more effectively.

Another trend driving growth in the MarTech industry is the rise of AI and machine learning. These technologies can be used to automate many aspects of marketing campaigns, from ad targeting to content creation. Overall, the MarTech industry is expected to continue growing rapidly in the coming years as companies invest more heavily in digital marketing channels. However, with so many vendors offering similar solutions, competition is fierce, making it essential for MarTech companies to differentiate themselves through innovation and exceptional customer service.

There are several key trends in MarTech that are shaping the industry and driving innovation:

1.
Personalization: Consumers today expect personalized experiences from the brands they interact with, and MarTech solutions are helping companies deliver on this expectation. By leveraging data and AI, marketers can create highly targeted campaigns that speak directly to individual customers’ needs and preferences.
2.
Automation: As marketing campaigns become more complex, automation is becoming increasingly important. By leveraging data and AI, MarTech solutions can automate many aspects of marketing, from ad targeting to content creation, freeing up marketers’ time to focus on strategy and creativity.
3.
Integration: With so many different MarTech solutions available, integration has become a major challenge for marketers. To address this issue, many vendors are working to create more open platforms that can easily integrate with other tools and systems. The growing trend of open platforms allows us to gather larger amounts of data as an input from an increasing variety of marketing tools and platforms to then leverage in AI systems.
4.
Data Privacy: With the increasing importance of data-driven marketing comes a greater need for data privacy and security. MarTech vendors are working to ensure that their solutions comply with regulations like the EU General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 (“CCPA”), while also providing customers with greater control over their data.
5.
Results Driven Environment: In today’s economic environment, marketers are faced with internal pressure to prove the value of every dollar spent while also maintaining results across every channel. Marketers require a complete view of performance and ROI of all marketing campaigns and investments to enable better decision making and streamline their operations.

The MarTech industry is constantly evolving, and these trends are just a few of the many factors shaping its future. As technology continues to advance, the success of any MarTech company will depend on its ability to adapt to these trends and deliver real value to marketers and their customers alike.

Market Size

We compete within the business-to-business (“B2B”) MarTech value chain, which encompasses tasks ranging from acquiring and nurturing leads, to executing and optimizing campaigns and managing and measuring content, data, and performance.

In 2023, we engaged Verista Partners Inc., also known as Winterberry Group (“Winterberry”), to conduct an analysis of our opportunity within the MarTech space. Winterberry provided a Strategic Due Diligence Assessment Report (the “Winterberry Report”) on April 14, 2023, which estimated that the size of our total addressable market (our “TAM”), which is defined to include B2B spending in the United States on demand generation, marketing automation, digital events platforms, account-based marketing, customer relationship management, engagement, content management systems, customer data platforms, measurement and attribution, and predictive and prescriptive analytics. The Winterberry Report forecasted our TAM to reach an estimated $39.42 billion by 2026, which would represent a projected compound annual growth rate (“CAGR”) of 11.80% during the 2020 to 2026 period. The Winterberry Report also estimated our Serviceable Addressable Market (our “SAM”), which is defined to include B2B spending in the United States on measurement and attribution, demand generation, and digital events platforms. The Winterberry Report forecasted our SAM to reach an estimated $8.37 billion by 2026. This would represent a projected CAGR of 16.07% during the 2020 to 2026 period.

To calculate our estimated SAM and TAM, Winterberry started with the B2B MarTech stack from acquiring and nurturing leads to executing and optimizing campaigns to managing and measuring content, data and performance. Within that value chain, Winterberry identified which components were core to the Banzai business as of the date of the Winterberry Report (i.e., measurement and attribution, demand generation, and digital events platforms) and which would be natural adjacencies and future offerings (i.e., demand generation, marketing automation, digital events platforms, account-based marketing, customer relationship management, engagement, content management systems, customer data platforms, measurement and attribution, and predictive and prescriptive analytics). The identified core components make up our SAM, and both core components and adjacent and future offerings are included in our TAM. Winterberry then sized each component individually utilizing a range of sources estimating market spending and forecasted growth rates, including Winterberry proprietary models, as well as various other market research company products and forecasts. Depending on the estimate and whether it was global or included in B2B use cases, Winterberry utilized assumptions that 25% of spend is B2B and 33% of global spend is U.S.-specific.

The models provided by Winterberry were based on economic forecasts from government and private sector analysts as well as third-party media forecasts primarily provided by marketing agencies, governing bodies and associations, trade publications, and research analysts, all of which are subject to change. There are uncertainties inherent in attempting to make such projections and forecasts, and we encourage our stockholders and investors to perform their own investigation and carefully consider such uncertainties.

Products and Services

Our platform offers three SaaS products: Demio, Boost, and Reach.

Demio

Demio is a user-friendly, browser-based webinar platform with extensive data and marketing features designed to help businesses effectively engage with their audience through live events and on-demand, interactive video content. Demio enables customers to create, host, and manage webinars with ease, providing a suite of tools and features that enhance audience interaction, generate leads, and drive sales. Demio provides the following features and benefits to customers:

1.
Easy Webinar Creation and Setup: Demio allows users to quickly create and schedule webinars with a simple, intuitive interface. Users can customize their webinar registration pages, add branding elements, and set up email reminders for attendees.
2.
Live Webinars: Customers can host live webinars, where they can interact with their audience in real-time using features like polls, question & answer sessions, featured actions, and pre-loaded content.
3.
Automated Webinars: Automated webinars run on a pre-set schedule and can run with or without participation from the host. This flexibility enables businesses to reach their audience at the most convenient times and increase engagement.
4.
Audience Interaction: Demio offers a range of engagement tools, such as polls, question & answer sessions, and real-time chat, which allow presenters to interact with their audience during the webinar and helps create a more interactive experience, leading to higher attendee engagement.
5.
Screen Sharing and Presentations: Presenters can share their screen, display slides, or play videos during the webinar, providing a seamless multimedia experience for the audience. This helps to create a more professional and polished presentation.
6.
Integration with Marketing Tools: Demio integrates with various marketing tools and platforms, such as CRM systems, email marketing services, and marketing automation software, allowing users to streamline their lead generation and follow-up processes.
7.
Analytics and Reporting: Demio provides detailed analytics and reporting features, giving users insights into attendee engagement, registration conversion, and overall webinar performance. This data can help businesses optimize their webinar strategies and improve their results.
8.
Lead Generation and Sales: With customizable registration forms, Demio enables customers to capture lead information during the registration process. Additionally, Demio’s built-in call-to-action (“CTA”) feature allows presenters to promote products or services during the webinar, driving sales and audience conversions.

In summary, Demio enables customers to create and host engaging, interactive webinars with ease, helping businesses generate leads, drive sales, and foster strong relationships with their audience.

Boost

Boost is a tool utilized by customers to enhance participation in their Demio webinars. This tool allows registered attendees to promote Demio webinars on social media platforms. Moreover, Boost offers incentives to current registrants to encourage additional signups. In this manner, registrants become promoters, with the ability to tailor promotional content for platforms such as Facebook, LinkedIn, Twitter, and email. Boost’s native integration with Demio ensures a smooth user experience. Boost offers customers a series of features and benefits, as outlined below:

1.
Email Notifications: Boost integrates with Demio to send automated notifications to all event registrants directing them to a share page.
2.
Social Sharing: Boost provides a share page that makes it easy for registrants to share Demio registration links on LinkedIn, Twitter, Facebook, and via email.
3.
Link Tracking: Boost’s seamless link tracking enables customers to identify which registrants have driven additional registrations through their links.
4.
Rewards: Boost enables offering rewards for registrants who drive additional registrations and tracking reward attainment through tracking links.

In summary, Boost enables customers to create social sharing campaigns for their events more easily, leading to increased registrations.

Reach

Customers use Reach to directly connect with their event’s target audience to increase registrations for their events. Reach’s Audience AI feature generates target lists of potential event attendees, and the email marketing feature sends personalized email invitations to those target lists. Reach provides features such as:

1.
Audience AI: Reach enables targeting of a potential audience based on customer-defined criteria such as region, job title, company size, and revenue.
2.
Automatic Event Invitations: Event invitations are automatically generated and sent to targeted customers.
3.
Event Confirmation and Reminders: Confirmations and reminders are automatically generated and sent to registrants to improve attendance rate.
4.
Opt-ins and Privacy Compliance: Reach enables customers to define customized privacy policy and opt-in language to help customers maintain compliance with privacy regulations such as GDPR.
5.
Target Lists: Account and contact lists can be specified for inclusion or exclusion, allowing customers to enact account-based marketing (“ABM”) campaigns or exclude sensitive accounts or contacts.
6.
List Scrubbing: Target lists are pre-validated to remove invalid email addresses and other invalid contacts, improving email deliverability rates.

Reach can be used to drive event attendance and reach leads that customers might be otherwise unable to engage.

Product Roadmap and Enhancements

Improving our family of products is how we create more value for our customers and our product roadmap is an essential part of delivering on our vision of improving the value of customer interactions for companies throughout the world. The role of product management at Banzai is to identify and prioritize underserved and unmet customer and market needs and to use our ability to create products and features based on data and AI to increase customer value.

1.
Strategic Vision and Alignment: We align our cross-functional objectives around a set of strategies that we update as the needs of our business change. We use these strategies to create alignment for our engineering, sales, and marketing teams. This helps us to work cohesively towards shared goals, maximizing the efficiency and effectiveness of our efforts.
2.
Customer-Centric Approach: By prioritizing innovation, we demonstrate a commitment to addressing the evolving needs and expectations of our customers. This customer-centric approach helps us maintain a competitive edge, as we continuously adapt our products and services to stay relevant and valuable to our existing and future customers.

3.
Long-Term Growth: By identifying opportunities for new features, enhancements, and market segments, we can strategically plan and execute our growth initiatives, supporting our long-term sustainability and success.
4.
Customer Expansion: We believe our strategies support increasing the average amount of revenue we earn per customer per year (our average customer value or “ACV”) through development of features that are correlated with usage by higher value customers. We also develop add-on features and products that can be sold to our existing customers.
5.
Resource Allocation: Our strategic planning process allows us to better allocate resources between projects, allowing us to advance multiple initiatives at once. This capability is essential for a multi-product company to maintain product leadership on multiple fronts.
6.
Stakeholder Communication: A product roadmap serves as a powerful communication tool, enabling us to set clear expectations with our customers. We use tools such as Product Board to accept customer feedback and share upcoming product changes.

There are several product areas that we are focused on for the foreseeable future. These may change from time to time as we learn from our customers and make changes to our strategy.

1.
Mobile Capabilities: By expanding our mobile web experience or developing future mobile apps, we believe we can increase customer value across multiple products, including Demio.
2.
Integrations: Integrations are a core feature of Demio. Over time, we will want to develop integrations with new systems, as well as improve our existing integrations.
3.
AI: We are exploring a number of additional AI-powered features such as text-to-voice, translation, transcription, and content generation.
4.
Analytics & Insights: We are embedding analytics and insights features into multiple products, including Demio. These features seek to enable our customers to see new perspectives on their data, further improve their results, and dramatically reduce their manual analysis effort.
5.
Ad Generation: We believe there may be opportunities in automating ad-creative generation (e.g., text, images, and videos) to help our customers improve their ad performance through automated testing.
6.
Content and Experience Hosting: We are expanding the content and experiences that can be hosted and deployed using Banzai products. For example, we plan to improve our automated events capability in Demio.

Research and Development Expenses

As a product-led company, we attain and maintain our competitive advantage through our investment in our products. Maintenance of existing products and development of new products are both essential to our long-term success. Therefore, our management team feels that significant investment in technology is required in the future. We plan to utilize a combination of in-house employees and development partners to maintain and improve our technology.

Our Growth Strategies

Our growth strategy is to expand our platform to make it more valuable to customers and find new ways to enhance a wider range of MarTech interactions. The key elements of our growth strategy are:

1.
Cost Efficient Customer Acquisition: Continue to acquire new customers cost effectively through organic traffic, content, affiliates, social media, partnerships, advertising, word-of-mouth, and other sources.
2.
Customer Retention and Expansion: Continue to expand our customer success and customer marketing organizations to increase customer retention and customer expansion.
3.
Implement Product Improvements: Continue to develop our family of products to create defensibly differentiated solutions that are essential to customers.
4.
Introduce New Products: Roll out new products that attract new customers and expand the ways we can serve existing customers.

5.
Acquisition Strategy: Banzai announced and has signed a non-binding LOI to acquire 4 target companies in Q1 2024. These companies are highly profitable with rapid business growth in the MarTech space that provide data analytics, innovative solutions in social media and B2B scraping across multiple platforms. Completion of these acquisitions will enhance the company’s product offerings that will lead to the next stage of growth for Banzai.

Sales and Marketing

Our primary focus is on increasing mid-market and enterprise customers for Demio. Progress towards this is reflected in our increase in multi-host Demio customers from 12 on January 1, 2021 to 116 on December 31, 2023, an approximately 10-fold increase.

As a product-led growth company, we utilize a hybrid self-service and direct sales go-to-market approach. Our self-service customers subscribe or purchase directly from our product websites or start free product trials which can lead to a later paid subscription or purchase. Our direct sales customers subscribe or purchase through sales representatives, who are compensated with a base salary and typically participate in incentive plans such as commissions or bonuses.

Trials, customers, and leads come from organic website visitors, affiliates and partners, and visitors from paid ads such as Google ads. We also utilize partner marketing, account-based marketing, lead generation and demand generation programs, webinars, and other direct and indirect marketing activities to reach our target audience and acquire leads and customers.

We sell our products using a recurring subscription license model typical in SaaS businesses. Pricing tiers for our main product, Demio, are based on the number of host-capable users, desired feature sets, and maximum audience size. Boost pricing tiers are based on the Demio plan to which the customer subscribes. Reach pricing is based on the number of event campaigns a customer has access to run simultaneously or the maximum number of registrations a customer is allowed to generate per subscription period. Our customer contracts vary in term length from single months to multiple years. It is common for our customers to purchase services to supplement their subscriptions to include additional licenses or products. For example, as of December 31, 2023, less than 8 months after the launch of the Boost product, approximately 1.0% of Demio customers had also purchased the Boost add-on product.

Competition, Strengths, and Differentiation

We compete across five distinct categories within the B2B MarTech landscape: digital events and webinars, demand generation, creative development, engagement platforms and marketing automation, and measurement and attribution.

We believe our strengths are:

1.
Brand: Our recognizable brand, and the brands of our products, especially Demio, can be leveraged to acquire customers at lower costs than reliance on paid advertising alone.
2.
Existing Customer Base: Our existing customers can be cross-sold additional products we may offer in the future. We can also cross sell our current products to existing customers.
3.
Customer Success: We have developed an operational competency in customer success, enabling us to more effectively leverage our customer base to drive expansion sales.

We seek to differentiate ourselves from the crowded MarTech market in the following ways:

1.
Data: Our products incorporate data either as a primary value proposition or an enabling feature, or by utilizing data through integrations to simplify and streamline otherwise complex business processes.
2.
AI / Machine Learning: Many of our products incorporate AI and machine learning to deliver new capabilities or improved performance for our customers.
3.
Marketing Industry Focus: Our focus exclusively on the marketing industry differentiates us from broad-market competitors such as Zoom and GoToWebinar in the digital event, analytics, and webinar product categories.
4.
Organic Customer Acquisition: The majority of our product trials and new leads come from organic customer acquisition due to our content, social media, affiliates, word-of-mouth, and brand awareness.

5.
Multi-Product Strategy: Multiple products provide opportunities to grow our customer base through expansion that single-product companies typically do not have.

Intellectual Property

To establish and protect our proprietary rights, we rely on a combination of trademarks and trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights. As of December 31, 2023, we held two registered trademark in the United States: “Banzai”, "Demio". For more information regarding risks related to our intellectual property, please see “Risk Factors-Risks Related to Business and Industry-Failure to protect or enforce our intellectual property rights could harm our business and results of operations” and “Risk Factors-Risks Related to Business and Industry-Third parties may initiate legal proceedings alleging that we are infringing or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could harm our business.”

Government Regulation

We are subject to federal, state, and foreign legal requirements on matters customary to the SaaS and MarTech industries such as data privacy and protection, employment and labor relations, immigration, taxation, anti-corruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation, and anti-competition considerations.

Regarding privacy and communications, we are subject to the following regulatory standards and laws: the GDPR, CCPA, Telephone Consumer Protection Act (TCPA), Canada’s Anti-Spam Legislation (CASL), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM), and others that may apply in the various regions in which we operate.

Violations of one or more of these diverse legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other damage to our reputation, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations. To date, we have not experienced material fines or penalties related to these regulations.

Employees and Management

As of December 31, 2023, we had 13 full-time employees, 0 part-time employees, and 54 contractors.

Our culture is unique and an important contributor to our success. Our culture allows us to scale our business by attracting and retaining great people who are aligned to our values. Having shared values enables our team members to make independent decisions, encourages accountability, and fosters collaboration. Our culture is defined by four core values:

1.
Learning. Technology and marketing are constantly changing. We value learning because adaptation is essential to delivering the best solutions for our customers. Our team members are open-minded, critical-thinkers who are willing to disagree, try new things, and change their minds when warranted.
2.
Serving Others. Nothing happens without our customers. We value Serving Others because serving customers is the reason we exist. Our team members prioritize the needs of our customers, our team, and our communities.
3.
Game Changing. To succeed in a competitive marketplace, we have to deliver impactful solutions for our customers. Our team members find creative solutions, raise the bar, take risks, and help our customers realize more successful outcomes.
4.
“10,000 Years.” To achieve long-term success, we must plan and act with the end goal in mind. We value the symbolism of the term “10,000 Years” (the literal translation of the Japanese word “Banzai”), because it reminds us that we’re building for the future—to something greater than what we see today—and that each day we’re contributing toward that vision.

Business Combination

On December 14, 2023, we consummated the Business Combination with Legacy Banzai. Pursuant to the terms of the Merger Agreement, the Business Combination was effected through (a) the merger of First Merger Sub with and into Legacy Banzai, with Legacy Banzai surviving as a wholly-owned subsidiary of 7GC (Legacy Banzai, in its capacity as the surviving corporation of the merger, the “Surviving Corporation”) (the “First Merger”) and (b) the subsequent merger of the Surviving Corporation with and into Second Merger Sub, with the Second Merger Sub being the surviving entity of the Second Merger, which ultimately resulted in Legacy Banzai becoming a wholly-owned direct subsidiary of 7GC (the “Second Merger” and, together with the First Merger, the “Mergers”). Upon closing the Business Combination, we changed our name from 7GC & Co. Holdings Inc. to Banzai International, Inc.

A description of the Business Combination and the material terms of the Merger Agreement are included in the final prospectus and definitive proxy statement, dated November 13, 2023 (the “Proxy Statement/Prospectus”), filed by the Company with the Securities and Exchange Commission (the “SEC”) in the section entitled “Stockholder Proposal No. 1—The Business Combination Proposal” beginning on page 92 of the Proxy Statement/Prospectus.

Available Information

We file with, or furnish to, the SEC reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available free of charge via EDGAR through the SEC website (www.sec.gov) and are also available free of charge on our corporate website (https://ir.banzai.io/financial-information/sec-filings) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The foregoing website addresses are provided as inactive textual references only. The information provided on our website (or any other website referred to in this report) is not part of this report and is not incorporated by reference as part of this Annual Report.

Item 1A. Risk Factors.

Investing in our securities involves risks. Before you make a decision to buy or sell our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements” above, you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Risks Factors Summary

The following is a summary of the principal risks that could materially adversely affect our business, financial condition or results of operations in future periods. The summary should be read together with the more detailed description of each risk factor described below.

Risks Related to our Business and Industry

•
We have incurred significant operating losses in the past and may never achieve or maintain profitability.
•
We have a limited operating history with our current offerings, which makes it difficult to evaluate our current and future business prospects and increases the risk of your investment.
•
Our revenue growth rate depends on existing customers renewing and maintaining or expanding their subscriptions, and if we fail to retain our customers at current or expanded subscriptions, our business will be harmed.
•
If we are unable to attract new customers on a cost-effective basis, our business will be harmed.
•
If we fail to effectively manage our growth, our business, results of operations, and financial condition may be harmed.
•
We may be unable to successfully execute on our growth initiatives, business strategies, or operating plans.
•
If the assumptions, analyses, and estimates upon which our forecasts, projections and outlook are based prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected.

•
If we fail to attract and retain qualified personnel, our business could be harmed.
•
Our management team has a limited history working together operating the Company and, as a result, our past results may not be indicative of future operating performance.
•
We may not successfully develop or introduce new and enhanced products that achieve market acceptance, or successfully integrate acquired products or services with our existing products, and our business could be harmed and our revenue could suffer as a result.
•
If we do not adequately fund our development efforts, we may not be able to compete effectively and our business and operating results may be harmed.
•
Our acquisitions of, and investments in, other businesses, products, or technologies may not yield expected benefits and our inability to successfully integrate acquisitions may negatively impact our business, financial condition, and results of operations.
•
We face significant competition from both established and new companies offering marketing, sales, and engagement software and other related applications, as well as internally developed software, which may harm our ability to add new customers, retain existing customers, and grow our business.
•
Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.
•
Because we recognize revenue from subscriptions for our product offerings over the terms of the subscriptions, our financial results in any period may not be indicative of our financial health and future performance.
•
Our sales cycle can be lengthy and unpredictable, which may cause our operating results to vary significantly.
•
Covenant restrictions in our existing or future debt instruments may limit our flexibility to operate and grow our business, and if we are not able to comply with such covenants or pay amounts when due, our lenders could accelerate our indebtedness, proceed against certain collateral or exercise other remedies, which could have a material adverse effect on us.
•
The impacts of geopolitical, macroeconomic, and market conditions, including pandemics, epidemics and other public health crises, have had, and may continue to have, a significant effect on our industry, which in turn affects how we and our customers are operating our respective businesses. Our business is susceptible to declines or disruptions in the demand for meetings and events, including those due to economic downturns, natural disasters, geopolitical upheaval, and global pandemics.
•
Cybersecurity and data security breaches and ransomware attacks may create financial liabilities for us, damage our reputation, and harm our business.
•
Privacy and data security laws and regulations could impose additional costs and reduce demand for our solutions.
•
Our product offerings, solutions, and internal systems, as well as external internet infrastructure, may be subject to disruption that could harm our reputation and future sales or result in claims against us.
•
Undetected defects in our product offerings could harm our reputation or decrease market acceptance of our product offerings, which would harm our business and results of operations.
•
We rely on internet infrastructure, bandwidth providers, data center providers, other third parties, and our own systems for providing solutions to our customers, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with customers, adversely affecting our brand and our business.
•
If we fail to effectively maintain and enhance our brands, our business may suffer.
•
Our ability to use our net operating loss to offset future taxable income may be subject to certain limitations.
•
We need to continue making significant investments in software development and equipment to improve our business.
•
Adverse litigation results could have a material adverse impact on our business.
•
Failure to protect or enforce our intellectual property rights could harm our business and results of operations.

•
Third parties may initiate legal proceedings alleging that we are infringing or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could harm our business.
•
Our use of open source software could adversely affect our ability to offer our solutions and subject us to possible litigation.

Risks Related to Ownership of Our Securities

•
In order to support the growth of our business and repay our indebtedness, we will need to seek capital through new equity or debt financings or incur additional indebtedness under our credit facilities, which sources of additional capital may not be available to us on acceptable terms or at all.
•
Future sales of shares of Class A Common Stock may depress their stock price.
•
Issuances of shares of Class A Common Stock pursuant to any Advances under the SEPA (as defined below), exercise of the GEM Warrant (as defined below) and conversion of any amounts under the Notes would result in substantial dilution of our stockholders and may have a negative impact on the market price of our Class A Common Stock.
•
Nasdaq (as defined below) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
•
If our Class A Common Stock ceases to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.
•
Our dual class common stock structure has the effect of concentrating voting power with our Chief Executive Officer and Co-Founder, Joseph Davy, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.
•
We cannot predict the impact our dual class structure will have on the market price of Class A Common Stock.
•
As a “controlled company” within the meaning of Nasdaq listing rules, we qualify for exemptions from certain corporate governance requirements and have the opportunity to elect to avail ourselves of any of the exemptions afforded a controlled company. If we elect to rely on some of these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.
•
The market price of Class A Common Stock is likely to be highly volatile, and you may lose some or all of your investment.
•
Volatility in the price of Class A Common Stock could subject us to securities class action litigation.
•
If securities or industry analysts do not publish research or reports about us, or publish negative reports, then our stock price and trading volume could decline.
•
We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.
•
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
•
Our executive officers, directors, and holders of 5% or more of the outstanding shares of Class A Common Stock collectively beneficially own approximately 69.50% of the outstanding Class A Common Stock and have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.
•
It is not currently anticipated that we will pay dividends on shares of Class A Common Stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the market price of Class A Common Stock.
•
The Delaware General Corporation Law (“DGCL”) and our Second Amended and Restated Certificate of Incorporation (“Charter”) and Second Amended and Restated Bylaws (“Bylaws”) contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

•
Our Charter designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which restricts our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
•
The exclusive forum clause set forth in the Warrant Agreement may have the effect of limiting an investor’s rights to bring legal action and could limit the investor’s ability to obtain a favorable judicial forum.
•
We are an emerging growth company and smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our shares less attractive to investors.
•
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.
•
The Warrants may never be in the money and they may expire worthless and therefore we may not receive cash proceeds from the exercise of the Warrants. The terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment.
•
We may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.
•
We may issue additional shares of Common Stock or Preferred Stock, including under our equity incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.
•
Sales of a substantial number of shares of Class A Common Stock in the public market pursuant to our effective registration statement could reduce the market price of Class A Common Stock.
•
If certain holders of the Class A Common Stock sell a significant portion of their securities, it may negatively impact the market price of the shares of the Class A Common Stock and such holders still may receive significant proceeds.

Risks Related to our Business and Industry

We have incurred significant operating losses in the past and may never achieve or maintain profitability.

We have incurred significant operating losses since our inception, including operating losses of $9.8 million, and $6.2 million, in the years ended December 31, 2023, and 2022, respectively. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and operating as a public company and as we continue to invest in increasing our customer base, expanding our operations, hiring additional sales and other personnel, developing future products, and potentially acquiring complementary technology and businesses. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity, revenue from sales, and the incurrence of indebtedness. Our cash flow from operations was negative for the year ended December 31, 2023 and December 31, 2022, respectively, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business may be harmed. Our failure to achieve or maintain profitability or positive cash flow could negatively impact the value of our Class A common stock, par value $0.0001 (“Class A Common Stock”), or Class B common stock, par value $0.0001 (“Class B Common Stock” and, collectively with the Class A Common Stock, the “Common Stock”).

There is substantial doubt about our ability to continue as a going concern, and holders of our securities could suffer a total loss of their investment. We may need to raise additional capital to continue our operations. Such capital may not be available to us or may not be available at terms we deem acceptable, either of which could reduce our ability to compete and could negatively affect our business.

Management has concluded, and the report of our auditors included in this Annual Report on Form 10-K reflect, that there is substantial doubt about our ability to continue as a going concern within 12 months after the date of this filing. The reaction of investors to the inclusion of a going concern statement by management and our auditors and our potential inability to continue as a going concern may materially adversely affect the price of our publicly traded securities and our ability to raise new capital or enter into partnerships. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to fulfill our contractual obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

There can be no assurance that we will be able to achieve our forecast or to raise additional capital in sufficient amounts or on favorable terms, or at all. If we are unable to meet or exceed our forecast or raise adequate additional capital when required or in sufficient amounts or on terms acceptable to us, we may have to significantly reduce expenses, sell assets (potentially at a loss), cease operations altogether, pursue an acquisition of our company at a price that may result in up to a total loss on investment for our shareholders, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets.

[ER(1]Please confirm.

We have a limited operating history with our current offerings, which makes it difficult to evaluate our current and future business prospects and increases the risk of your investment.

While we served our first customer in 2017 (operating as Legacy Banzai), we have significantly altered our product offerings over the past few years. Our limited operating history with respect to our current product offerings makes it difficult to effectively assess or forecast our future prospects. For example, in 2021, we acquired Demio Holding, Inc., a Delaware corporation (“Demio”), a webinar platform startup, and integrated Demio’s platform into our service offerings and in 2023, we launched Boost, a tool used by Demio customers to enhance participation in their Demio webinars. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter. These risks and difficulties include our ability to cost-effectively acquire new customers, retain existing customers, and expand the scope of the platform we sell to new and existing customers. Furthermore, in pursuit of our growth strategy, we may enter into new partnerships to further penetrate our targeted markets and adoption of our solutions, but it is uncertain whether these efforts will be successful. If we fail to address the risks and difficulties that we may face, including those associated with the challenges listed above, our business, prospects, financial condition, and operating results may be materially and adversely harmed.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

Our revenue growth rate depends on existing customers renewing and maintaining or expanding their subscriptions, and if we fail to retain our customers at current or expanded subscriptions, our business will be harmed.

Our customers have no obligation to renew their subscriptions for our product offerings after the expiration of their subscription periods. Our customers may not renew. Our renewal and reactivation rates may decline because of a number of factors, including, among other things, customer dissatisfaction, customers’ spending levels, decreased return on investment, increased competition, or pricing changes. If our customers do not renew their subscriptions or downgrade the products purchased under their subscriptions, our revenue may decline and our business may be harmed. Our future success also depends in part on existing customers expanding their subscriptions. If our efforts to sell upgrades to our customers are not successful, it may decrease our revenue growth rate.

If we are unable to attract new customers on a cost-effective basis, our business will be harmed.

To grow our business, we must continue to grow our customer base in a cost-effective manner. Increasing our customer base and achieving broader market acceptance of our product offerings will depend, to a significant extent, on our ability to effectively expand our sales and marketing activities. We may not be able to recruit qualified personnel, train them to perform, and achieve an acceptable level of sales production from them on a timely basis or at all. In addition, the cost to attract new customers may increase as we market our existing and new products to different market segments. If we are unable to maintain effective sales and marketing activities, our ability to attract new customers could be harmed, our sales and marketing expenses could increase substantially, and our business may be harmed. Further, to the extent there is a sustained general economic downturn and our customers and potential customers experience delays or reductions in general customer engagement technology spending, potential customers may be unwilling to take on the additional cost associated with adopting our product offerings as an alternative to their existing products or service providers, and if they choose to adopt our products, they may not purchase additional products and services in the future due to budget limitations.

If we fail to effectively manage our growth, our business, results of operations, and financial condition would likely be harmed.

We expect to continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our administrative, operational, and financial reporting resources. Our growth will require hiring additional employees and making significant expenditures, particularly in sales and marketing but also in our technology, professional services, finance, and administration teams. Our ability to effectively manage our growth will require the allocation of management and employee resources along with improvements to operational and financial controls and reporting procedures and systems. Our expenses may increase more than we plan, and we may fail to hire qualified personnel, expand our customer base, enhance our existing products, develop new products, integrate any acquisitions, satisfy the requirements of our existing customers, respond to competitive challenges, or otherwise execute our strategies. If we are unable to effectively manage our growth, our business, results of operations, and financial condition would likely be harmed.

We may be unable to successfully execute on our growth initiatives, business strategies, or operating plans.

We are continually executing on growth initiatives, strategies, and operating plans designed to enhance our business and extend our existing and future offerings to address evolving needs. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies, and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies, and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements, the incurrence of other unexpected costs associated with operating our business, and lack of acceptance by our customers. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies, and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business may be harmed.

Any forecasts, projections or outlook we may provide are based upon certain assumptions, analyses, and estimates. If these assumptions, analyses, or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected.

Any forecasts, projections or outlook, including projected annual recurring revenue, revenue growth, cost of goods sold, operating expense, gross margin, and anticipated organic and inorganic growth, are subject to significant uncertainty and are based on certain assumptions, analyses, and estimates, including with reference to third-party forecasts, any or all of which may prove to be incorrect or inaccurate. These may include assumptions, analyses, and estimates about future pricing, and future costs, all of which are subject to a wide variety of business, regulatory, and competitive risks and uncertainties. If these assumptions, analyses, or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected, and may adversely affect the value of our Class A Common Stock.

If we fail to attract and retain qualified personnel, our business could be harmed.

Our success depends in large part on our ability to attract, integrate, motivate, and retain highly qualified personnel at a reasonable cost on the terms we desire, particularly sales and marketing personnel, software developers, and technical and customer support. Competition for skilled personnel, particularly in the technology industry, is intense and we may not be successful in attracting, motivating, and retaining needed personnel. We also may be unable to attract or integrate into our operations qualified personnel on the schedule we desire. We have from time to time experienced, and we expect to continue to experience, difficulty in attracting, integrating, motivating, and retaining highly qualified personnel, which could harm our business. In addition, dealing with the loss of the services of our executive officers or other key personnel and the process to replace any of our executive officers or other key personnel may involve significant time and expense, take longer than anticipated, and significantly delay or prevent the achievement of our business objectives, which may harm our business.

Our management team has a limited history working together operating the Company and, as a result, our past results may not be indicative of future operating performance.

We have a limited history working together operating the Company, which makes it difficult to forecast our future results. You should not rely on our past quarterly operating results as indicators of future performance. In addition, you should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by companies in rapidly evolving markets like ours, as well as the information included in this Annual Report.

We may not successfully develop or introduce new and enhanced products that achieve market acceptance, or successfully integrate acquired products or services with our existing products, and our business could be harmed and our revenue could suffer as a result.

Our ability to attract new customers and increase revenue from existing customers will likely depend upon the successful development, introduction, and customer acceptance of new and enhanced versions of our product offerings and on our ability to integrate any products and services that we may acquire, as well as our ability to add new functionality and respond to technological advancements. Moreover, if we are unable to expand our product offerings, our customers could migrate to competitors. Our business could be harmed if we fail to deliver new versions, upgrades, or other enhancements to our existing products to meet customer needs on a timely and cost-effective basis. Unexpected delays in releasing new or enhanced versions of our product offerings, or errors following their release, could result in loss of sales, delay in market acceptance, or customer claims against us, any of which could harm our business. The success of any new product depends on several factors, including timely completion, adequate quality testing, and market acceptance. We may not be able to develop new products successfully or to introduce and gain market acceptance of new solutions in a timely manner, or at all. If we are unable to develop new applications or products that address our customers’ needs, or to enhance and improve our product offerings in a timely manner, we may not be able to maintain or increase customer use of our products.

Our ability to introduce new products and features is dependent on adequate development resources. If we do not adequately fund our development efforts, we may not be able to compete effectively and our business and operating results may be harmed.

To remain competitive, we must continue to develop new product offerings, applications, features, and enhancements to our existing product offerings. Maintaining adequate development personnel and resources to meet the demands of the market is essential. If we are unable to develop our product offerings internally due to certain constraints, such as high employee turnover, lack of management ability, or a lack of other research and development resources, we may miss market opportunities. Further, many of our competitors expend a considerably greater amount of funds on their development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ development programs. Our failure to maintain adequate development resources or to compete effectively with the development programs of our competitors could materially adversely affect our business.

Our acquisitions of, and investments in, other businesses, products, or technologies may not yield expected benefits and our inability to successfully integrate acquisitions may negatively impact our business, financial condition, and results of operations.

In the past, we have pursued acquisitions of technology and expertise to enhance the products and services we offer. For example, in 2021, we acquired webinar platform startup Demio and integrated Demio’s platform into our service offerings. We anticipate that we will continue to make acquisitions of or investments in businesses, products, and technologies in the future. We may not realize the anticipated benefits, or any benefits, from our past or future acquisitions. In addition, if we finance acquisitions by incurring debt or by issuing equity or convertible or other debt securities, our then-existing stockholders may be diluted or we could face constraints related to the repayment of indebtedness. To the extent that the acquisition consideration is paid in the form of an earnout on future financial results, the success of such an acquisition will not be fully realized by us for a period of time as it is shared with the sellers. Further, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be harmed and the value of your investment may decline. For us to realize the benefits of past and future acquisitions, we must successfully integrate the acquired businesses, products, or technologies with ours. Some of the challenges to successful integration of our acquisitions include:

•
unanticipated costs or liabilities resulting from our acquisitions;

•
retention of key employees from acquired businesses;
•
difficulties integrating acquired operations, personnel, technologies, or products;
•
diversion of management attention from existing business operations and strategy;
•
diversion of resources that are needed in other parts of our business, including integration of other acquisitions;
•
potential write-offs of acquired assets;
•
inability to maintain relationships with customers and partners of the acquired businesses;
•
difficulty of transitioning acquired technology and related infrastructures into our existing product offerings;
•
difficulty maintaining security and privacy standards of acquired technology consistent with our existing products;
•
potential financial and credit risks associated with the acquired businesses or their customers;
•
the need to implement internal controls, procedures, and policies at the acquired companies;
•
the need to comply with additional laws and regulations applicable to the acquired businesses; and
•
the income and indirect tax impacts of any such acquisitions.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments and negatively impact our business, financial condition, and results of operations.

We face significant competition from both established and new companies offering marketing, sales, and engagement software and other related applications, as well as internally developed software, which may harm our ability to add new customers, retain existing customers, and grow our business.

The marketing, sales, customer service, operations, and engagement software market is evolving, highly competitive, and significantly fragmented. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, maintain or increase renewals, and maintain our prices.

We face intense competition from other software companies that develop marketing, sales, customer service, operations, and engagement management software and from marketing services companies that provide interactive marketing services. Competition could significantly impede our ability to sell subscriptions to our products on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products less competitive or obsolete. In addition, if these competitors develop products with similar or superior functionality to our platform, we may need to decrease the prices or accept less favorable terms for our platform subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected.

Our competitors include:

•
Vimeo, Zoom, and GoToWebinar with respect to video platforms;
•
Mailchimp and Constant Contact with respect to email marketing; and
•
Marketo, Hubspot, and Braze with respect to marketing automation platforms.

We compete across five distinct categories within the B2B (as defined below) MarTech landscape: digital events and webinars, demand generation, creative development, engagement platforms and marketing automation, and measurement and attribution. Our current and potential competitors within any or all of such categories may have significantly more financial, technical, marketing, and other resources than we have, be able to devote greater resources to the development, promotion, sale, and support of their products and services, may have more extensive customer bases and broader customer relationships than we have, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may respond faster to new technologies and undertake more extensive marketing campaigns for their products. In a few cases, these vendors may also be able to offer additional software at little or no additional cost by bundling it with their existing suite of applications. To the extent any of our competitors has existing relationships with potential customers for either marketing software or other applications, those customers may be unwilling to purchase our products because of their existing relationships with our competitor. If we are unable to compete with such companies, the demand for our product offerings could substantially decline.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, our ability to compete effectively could be adversely affected. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distribution and technology partners or other parties with whom we have relationships, thereby limiting our ability to promote and implement our product offerings. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our business.

Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.

Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections, or the expectations of securities analysts because of a variety of factors, many of which are outside of our control and, as a result, should not be relied upon as an indicator of future performance. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of Class A Common Stock to fluctuate. Factors that may contribute to the variability of our operating results include:

•
our ability to attract new customers and retain existing customers;
•
the financial condition of our current and potential customers;
•
changes in our sales and implementation cycles;
•
introductions and expansions of our product offerings, offerings, or challenges with their introduction;
•
changes in our pricing or fee structures or those of our competitors;
•
the timing and success of new offering introductions by us or our competitors or any other change in the competitive landscape of our industry;
•
increases in operating expenses that we may incur to grow and expand our operations and to remain competitive;
•
our ability to successfully expand our business;
•
breaches of information security or privacy;
•
changes in stock-based compensation expenses;
•
the amount and timing of operating costs and capital expenditures related to the expansion of our business;
•
adverse litigation judgments, settlements, or other litigation-related costs;
•
the cost and potential outcomes of ongoing or future regulatory investigations or examinations, or of future litigation;
•
changes in our effective tax rate;
•
our ability to make accurate accounting estimates and appropriately recognize revenue for our existing and future offerings;
•
changes in accounting standards, policies, guidance, interpretations, or principles;
•
instability in the financial markets;
•
general economic conditions, both domestic and international;
•
volatility in the global financial markets;
•
political, economic, and social instability, including terrorist activities and outbreaks of public health threats, such as coronavirus, influenza, or other highly communicable diseases or viruses, and any disruption these events may cause to the global economy; and
•
changes in business or macroeconomic conditions.

The impact of one or more of the foregoing and other factors may cause our operating results to vary significantly. As such, we believe that quarter-to-quarter and year-to-year comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance.

Because we recognize revenue from subscriptions for our product offerings over the terms of the subscriptions, our financial results in any period may not be indicative of our financial health and future performance.

We generally recognize revenue from subscription fees paid by customers ratably over the terms of their subscription agreements. As a result, most of the subscription revenue we report in each quarter is the result of agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not be fully reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as subscription revenue from new customers must be recognized over the applicable subscription terms.

Our sales cycle can be lengthy and unpredictable, which may cause our operating results to vary significantly.

Our sales cycle, which is the time between initial contact with a potential new customer and the ultimate sale to that customer, is often lengthy and unpredictable. Potential new customers typically spend significant time and resources evaluating product offering solutions, which requires us to expend substantial time, effort, and money educating them about the value of our platform. Accordingly, it is difficult for us to forecast when or if a sale will close or the size of any specific sales to new customers. In addition, customers may delay their purchases from one quarter to another as they wait for us to develop new features, assess their budget constraints, or forecast future business activity. Any delay in closing, or failure to close, sales in a particular quarter or year could significantly harm our projected growth rates and could cause our operating results to vary significantly.

Covenant restrictions in our existing or future debt instruments may limit our flexibility to operate and grow our business, and if we are not able to comply with such covenants or pay amounts when due, our lenders could accelerate our indebtedness, proceed against certain collateral or exercise other remedies, which could have a material adverse effect on us.

On February 19, 2021, we entered into a loan agreement with CP BF Lending LLC (our “Lender” and such agreement, the “Loan Agreement”). The Loan Agreement contains a number of provisions that impose operating and financial restrictions which, subject to certain exceptions, limit our ability to, among other things: incur additional indebtedness, pay dividends or make distributions or redeem or repurchase our securities, make certain investments, grant liens on assets, sell or dispose of any material assets; and acquire the assets of, or merge or consolidate with, other companies. Additionally, the Loan Agreement contains affirmative covenants that require to us take, and have taken by certain dates, specific actions, some of which have not been satisfied. As a result, on August 24, 2023, we entered into a forbearance agreement with our Lender (the “Original Forbearance Agreement”), as amended by the First Amendment to Forbearance Agreement, dated as of December 14, 2023 (the “Forbearance Amendment” and, together with the Original Forbearance Agreement, the “Forbearance Agreement”), under which we acknowledged that we were in default of several obligations and such holder acknowledged such defaults and agreed, subject to certain conditions, not to exercise any right or remedy under the Loan Agreement, including its right to accelerate the aggregate amount outstanding under the Loan Agreement, until the date that is six months after the closing of the Business Combination (the “Closing”).

Complying with these covenants, as well as those that may be contained in any future debt agreements, may limit our ability to finance our future operations or working capital needs or to take advantage of future business opportunities. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. If we do not maintain and regain compliance with our continuing obligations or any covenants, terms and conditions of the Loan Agreement, after the expiration of the Forbearance Agreement, we could be in default and required to repay outstanding borrowings on an accelerated basis, which could subject us to decreased liquidity and other negative impacts on our business, results of operations and financial condition. In the case of an event of default, we may not have sufficient funds available to make the required payments under the Loan Agreement and may not be able to borrow sufficient funds to refinance the Loan Agreement. Even if new financing is available, it may not be on terms that are acceptable to us. If we are unable to repay amounts owed under the terms of the Loan Agreement, our Lender may choose to exercise its remedies in respect to the collateral, including a foreclosure of their lien (which may result in a sale of certain of our assets to satisfy our obligations under the Loan Agreement or ultimately in a bankruptcy or liquidation). The foregoing would materially and adversely affect the ongoing viability of our business.

The impacts of geopolitical, macroeconomic, and market conditions, including pandemics, epidemics and other public health crises, have had, and may continue to have, a significant effect on our industry, which in turn affects how we and our customers are operating our respective businesses. Our business is susceptible to declines or disruptions in the demand for meetings and events, including those due to economic downturns, natural disasters, geopolitical upheaval, and global pandemics.

The macroeconomic impacts of geopolitical events, such as pandemics, inflation, labor shortages, lack of access to capital, lack of consumer confidence, supply chain disruptions, and market volatility can pose risks to our and our customers’ business. Uncertainty about the duration of these negative macroeconomic conditions have impacted fiscal and monetary policy, including increases in interest rates, increased labor costs, and decreased corporate and consumer spending. The effects from a broadening or protracted extension of these conditions could result in a decrease in overall economic activity, hinder economic growth, or cause a recession in the United States or in the global economy. We sell our products throughout the United States, as well as in several international countries, commercial and non-profit customers. As a result, our business may be harmed by factors in the United States and other countries such as disruptions in financial markets; reductions in spending, or downturns in economic activity in specific countries or regions, or in the various industries in which we operate; social, political, or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations. Further economic weakness and uncertainty may result in significantly decreased spending on our event marketing and management solutions, which may adversely affect harm our business.

Our business depends on discretionary corporate spending. Negative macroeconomic conditions may adversely affect our customers’ businesses and reduce our customers’ operating expense budgets, which could result in reduced demand for our product offerings or cancellations, increased demands for pricing accommodations or higher rates of delays in collection of, or losses on, our accounts receivable, which could adversely affect our results of operations and financial position. During periods of economic slowdown and recession, consumers have historically reduced their discretionary spending, and our ability to sign new customers, and to upsell to and renew contracts with our existing customers may be significantly impacted. Additionally, challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, our cash flow may be negatively impacted and our allowance for credit losses and write-offs of accounts receivable may increase. If we are unable to offset any decrease in revenue by increasing sales to new or existing customers, or otherwise offset higher costs through price increases, our revenue may decline. The extent to which the ongoing impacts of these negative macroeconomic conditions will impact our business, results of operations, and financial position is uncertain and will depend on political, social, economic, and regulatory factors that are outside of our control, including actions that may be taken by regulators and businesses (including our customers) in response to the macroeconomic uncertainty. Our business and financial performance may be unfavorably impacted in future periods if a significant number of our customers are unable to continue as viable businesses or they significantly reduce their operating budgets, or if there is a reduction in business confidence and activity, a decrease in government, corporate and consumer spending, or a decrease in growth in the overall market, among other factors.

Our business and financial performance are affected by the health of the worldwide meetings and events industry. Meetings and events are sensitive to business-related discretionary spending levels and tend to grow more slowly or even decline during economic downturns. Decreased expenditures by marketers and participants could also result in decreased demand for our product offerings, thereby causing a reduction in our sales. The impact of economic slowdowns on our business is difficult to predict, but has and may continue to result in reductions in events and our ability to generate revenue.

Cybersecurity and data security breaches and ransomware attacks may create financial liabilities for us, damage our reputation, and harm our business.

Our customers provide us with information that our solutions store, some of which is confidential information. In addition, we store personal information about our employees. We have security systems and information technology infrastructure designed to protect against unauthorized access to such information and money, but we may not be successful in protecting against all security breaches and cyber-attacks. Threats to and breaches of our information technology security can take various forms, including viruses, worms, ransomware, and other malicious software programs, or actions or omissions by an employee. Significant cybersecurity or data security breaches could result in the loss of business, litigation, regulatory investigations, loss of customers, and penalties that could damage our reputation and adversely affect the growth of our business.

In some cases, we must rely on the safeguards put in place by third parties to protect against security threats. These third parties, including vendors that provide products and services for our operations and our network of business application providers, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure, whether unintentionally or through a malicious backdoor. We do not review the software code included in third-party integrations in all instances.

Because the techniques used to obtain unauthorized access, sabotage systems, or otherwise access data and/or data backups change frequently and generally are not recognized until launched against a target, we or these third parties have been and, in the future, may be unable to anticipate these techniques or to implement adequate preventative measures. With the increasing frequency of cyber-related frauds to obtain inappropriate payments, we need to ensure our internal controls related to authorizing the transfer of funds are adequate. We may also be required to expend resources to remediate cyber-related incidents or to enhance and strengthen our cyber security. Any of these occurrences could create liability for us, put our reputation in jeopardy, and harm our business.

Privacy and data security laws and regulations could impose additional costs and reduce demand for our solutions.

We store and transmit personal information relating to our employees, customers, prospective customers, and other individuals, and our customers use our technology platform to store and transmit a significant amount of personal information relating to their customers, vendors, employees, and other industry participants. Federal, state, and foreign government bodies and agencies have adopted, and are increasingly adopting, laws and regulations regarding the collection, use, processing, storage, and disclosure of personal or identifying information obtained from customers and other individuals. These obligations have and will likely continue to increase the cost and complexity of delivering our services.

In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business. As new laws, regulations, and industry standards take effect, and as we offer new services in new markets, market segments and, potentially, new industries, we will need to understand and comply with various new requirements, which may impede our plans for growth or result in significant additional costs. These laws, regulations, and industry standards have had, and will likely continue to have, negative effects on our business, including by increasing our costs and operating expenses, and/or delaying or impeding our deployment of new or existing core functionality. Failure to comply with these laws, regulations, and industry standards could result in negative publicity, subject us to fines or penalties, expose us to litigation, or result in demands that we modify or cease existing business practices. Furthermore, privacy and data security concerns may cause our customers’ customers, vendors, employees, and other industry participants to resist providing the personal information necessary to allow our customers to use our applications effectively, which could reduce overall demand for our product offerings. Any of these outcomes could harm our business.

Our product offerings, solutions, and internal systems, as well as external internet infrastructure, may be subject to disruption that could harm our reputation and future sales or result in claims against us.

Because our operations involve delivering engagement solutions to our customers through a cloud-based software platform, our continued growth depends in part on the ability of our platform and related computer equipment, third-party data centers, infrastructure, and systems to continue to support our product offerings. In addition, in delivering our products to customers, we are reliant on internet infrastructure limitations. In the past, we have experienced temporary and limited platform disruptions, outages in our product functionality, and degraded levels of performance due to human and software errors, file corruption, and first and third-party capacity constraints associated with the number of customers accessing our products simultaneously. While our past experiences have not materially impacted us, in the future we may face more extensive disruptions, outages, or performance problems. In addition, malicious third parties may also conduct attacks designed to sabotage, impede the performance, or temporarily deny customers access to, our product offerings. If an actual or perceived disruption, outage, performance problem, or attack occurs, it could harm our reputation and the market perception of our product offerings; divert the efforts of our technical and management personnel; impair our ability to operate our business; cause us to lose customer information; or harm our customers’ businesses. Any of these events may increase non-renewals, limit our ability to acquire new customers, result in delayed or withheld payments from customers, or result in claims against us.

Undetected defects in our product offerings could harm our reputation or decrease market acceptance of our product offerings, which would harm our business and results of operations.

Our product offerings may contain undetected defects, such as errors or bugs. We have experienced such defects in the past in connection with new solutions and solution upgrades, and we expect that such defects may be found from time to time in the future. Despite testing by us, defects may not be found in our product offerings until they are deployed to or used by our customers. In the past, we have discovered software defects in our product offerings after they have been deployed to customers.

Defects, disruptions in service, or other performance problems may damage our customers’ business and could hurt our reputation. We may be required, or may choose, for customer relations or other reasons, to expend additional resources to correct actual or perceived defects in our product offerings. If defects are detected or perceived to exist in our product offerings, we may experience negative publicity, loss of competitive position, or diversion of the attention of our key personnel; our customers may delay or withhold payment to us or elect not to renew their subscriptions; other significant customer relations problems may arise; or we may be subject to liability claims for damages. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our product offerings may harm our business and results of operations.

We rely on internet infrastructure, bandwidth providers, data center providers, other third parties, and our own systems for providing solutions to our customers, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with customers, adversely affecting our brand and our business.

Our ability to deliver our solutions is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. We currently host our technology platform, serve our customers and members, and support our operations primarily using third-party data centers and telecommunications solutions, including cloud infrastructure services such as Amazon Web Services (“AWS”) and Google Cloud. We do not have control over the operations of the facilities of our data center providers, AWS, or Google Cloud. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and other events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our product offerings. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with customers and harm our business and could expose us to third-party liabilities.

For some of these services, we may not maintain redundant systems or facilities. Our technology platform’s continuing and uninterrupted performance is critical to our success. Members may become dissatisfied by any system failure that interrupts our ability to provide our solutions to them. We may not be able to easily switch our AWS and Google Cloud operations to another cloud service provider if there are disruptions or interference with our use of AWS or Google Cloud. Sustained or repeated system failures would reduce the attractiveness of our technology platform to customers and members and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our existing and future offerings. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. Neither our third-party data and call center providers nor AWS or Google Cloud have an obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these providers on commercially reasonable terms, if our agreements with our providers are prematurely terminated, or if in the future we add additional data or call center providers or cloud service providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new providers. If these providers were to increase the cost of their services, we may have to increase the price of our existing and future offerings. Any such increased costs or pricing may have a negative effect on our customer relationships and may adversely affect our business and results of operations.

If we fail to effectively maintain and enhance our brands, our business may suffer.

We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our product offerings and will require continued focus on active marketing efforts. Our brand awareness efforts will require continued investment across our business, particularly as we introduce new solutions that we develop or acquire and as we continue to expand in new markets. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses incurred in building our brand. If we fail to promote and maintain our brands, or if we incur substantial expense in an unsuccessful attempt to promote and maintain our brand, our business could be harmed.

Any failure to offer high-quality customer support services could adversely affect our relationships with our customers and our operating results.

Our customers depend on our support to assist with their needs. We may be unable to accurately predict our customers’ demand for services or respond quickly enough to accommodate short-term increases in customer or member demand for services. Increased customer demand for our product offerings, without a corresponding increase in productivity or revenue, could increase costs and adversely affect our operating results. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation, our ability to sell our product offerings to existing and prospective customers, our relationships with third parties and our ability to form new partnerships, and our business and operating results.

Our ability to use our net operating loss to offset future taxable income may be subject to certain limitations.

We have incurred substantial losses during our history and do not expect to become profitable in the near future and may never achieve profitability. Under current U.S. federal income tax law, unused losses for the tax year ended December 31, 2017 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire, and unused federal losses generated after December 31, 2017 will not expire and may be carried forward indefinitely, but will be only deductible to the extent of 80% of current year taxable income in any given year. Many states have similar laws.

In addition, both current and future unused net operating loss (“NOL”) carryforwards and other tax attributes may be subject to limitation under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in equity ownership by certain stockholders over a rolling three-year period. Additional ownership changes in the future could result in additional limitations on our NOL carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

We may need to make significant investments in software development and equipment to improve our business.

To improve the scalability, security, performance, efficiency, availability, and failover aspects of our product offerings, and to support the expansion of our product offerings and stay competitive, we may need to make significant capital equipment expenditures and also invest in additional software and infrastructure development. If we experience increasing demand in subscriptions, we may not be able to augment our infrastructure quickly enough to accommodate such increasing demand. To reach the goal of supporting the increasing demand, we will need additional capital to make the investments in software development and equipment either through operations or through financing. Additionally, we are continually updating our software, creating expenses for us. We may also need to review or revise our software architecture and user experience as we grow, which may require significant resources and investments. Any of these factors could negatively impact our business and results of operations.

Adverse litigation results could have a material adverse impact on our business.

We are, have been, and may be involved in regulatory and government investigations and other proceedings, involving competition, intellectual property, data security and privacy, bankruptcy, tax and related compliance, labor and employment, commercial disputes, and other matters. Such claims, suits, actions, regulatory and government investigations, and other proceedings can impose a significant burden on management and employees, could prevent us from offering one or more of our products, services, or features to customers, could require us to change our technology or business practices, or could result in monetary damages, fines, civil or criminal penalties, reputational harm, or other adverse consequences. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Litigation and other claims are subject to inherent uncertainties and management’s view of the materiality or likely outcome of any such matters may change in the future. A material adverse impact in our consolidated financial statements could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.

Failure to protect or enforce our intellectual property rights could harm our business and results of operations.

To establish and protect our proprietary rights, we rely on a combination of trademarks and trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights. As of December 31, 2023, we held two registered trademarks in the United States: Banzai and Demio. We believe that our intellectual property is an essential asset of our business. If we do not adequately protect our intellectual property, our brand and reputation could be harmed and competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our technology, and delay or render impossible our achievement of profitability. A failure to protect our intellectual property in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete. We regard the protection of our intellectual property as critical to our success.

We strive to protect our intellectual property rights by relying on federal, state, and common law rights and other rights provided under foreign laws. These laws are subject to change at any time and could further restrict our ability to protect or enforce our intellectual property rights. In addition, the existing laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the United States.

We generally enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with other parties, with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, we may not be successful in executing these agreements with every party who has access to our confidential information or contributes to the development of our intellectual property.

The agreements that we execute may be breached, and we may not have adequate remedies for any such breach. These contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our intellectual property or deter independent development of similar intellectual property by others.

Obtaining and maintaining effective intellectual property rights is expensive, including the costs of monitoring unauthorized use of our intellectual property and defending our rights. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. We strive to protect certain of our intellectual property rights through filing applications for trademarks, patents, and domain names in a number of jurisdictions, a process that is expensive and may not be successful in all jurisdictions. However, there is no assurance that any resulting patents or other intellectual property rights will adequately protect our intellectual property, or provide us with any competitive advantages. Moreover, we cannot guarantee that any of our pending patent or trademark applications will issue or be approved. Even where we have intellectual property rights, they may later be found to be unenforceable or have a limited scope of enforceability. In addition, we may not seek to pursue such protection in every jurisdiction. The United States Patent and Trademark Office also requires compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process and after a patent has issued. Noncompliance with such requirements and processes may result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to develop and commercialize substantially similar and competing applications, which would harm our business.

We believe it is important to maintain, protect, and enhance our brands. Accordingly, we pursue the registration of domain names and our trademarks and service marks in the United States. Third parties may challenge our use of our trademarks, oppose our trademark applications, or otherwise impede our efforts to protect our intellectual property in certain jurisdictions. In the event that we are unable to register our trademarks in certain jurisdictions, we could be forced to rebrand our solutions, which would result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors and others could also attempt to capitalize on our brand recognition by using domain names or business names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring or using domain names and other trademarks that infringe on, are similar to, or otherwise decrease the value of, our brands, trademarks, or service marks. We also may incur significant costs in enforcing our trademarks against those who attempt to imitate our brand and other valuable trademarks and service marks.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. We may not be able to detect infringement or unauthorized use of our intellectual property rights, and defending or enforcing our intellectual property rights, even if successfully detected, prosecuted, enjoined, or remedied, could result in the expenditure of significant financial and managerial resources. Litigation has in the past and may be necessary in the future to enforce our intellectual property rights, protect our proprietary rights, or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could harm our business. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, countersuits, and adversarial proceedings such as oppositions, inter partes review, post-grant review, re-examination, or other post-issuance proceedings, that attack the validity and enforceability of our intellectual property rights. An adverse determination of any litigation proceeding could adversely affect our ability to protect the intellectual property associated with our product offerings. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of Class A Common Stock. If we fail to maintain, protect, and enhance our intellectual property rights, our business may be harmed and the market price of Class A Common Stock could decline.

Our competitors also may independently develop similar technology that does not infringe on or misappropriate our intellectual property rights. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our solutions or technology are developed. Further, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. The laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property. Our failure to meaningfully protect our intellectual property could result in competitors offering solutions that incorporate our most technologically advanced features, which could seriously reduce demand for existing and future offerings.

Third parties may initiate legal proceedings alleging that we are infringing or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could harm our business.

Our success depends in part on our ability to develop and commercialize our offerings and use our proprietary technology without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results, and financial condition to suffer. As the MarTech industry in the United States expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our offerings and technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our partners, our licensees, or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights, or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties.

Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. We may also face allegations that our employees have misappropriated the intellectual property or proprietary rights of their former employers or other third parties. It may in the future be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability, and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, such claims can be time-consuming, divert management’s attention and financial resources, and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our solutions or technology, obtain licenses, modify our solutions and technology while we develop non-infringing substitutes, or incur substantial damages, settlement costs, or face a temporary or permanent injunction prohibiting us from marketing or providing the affected solutions. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees, or grant cross-licenses to intellectual property rights for our solutions. We may also have to redesign our solutions so that they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology and solutions may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology, license the technology on reasonable terms, or obtain similar technology from another source, our revenue and earnings could be adversely impacted.

From time to time, we have been and may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of Class A Common Stock. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Assertions by third parties that we violate their intellectual property rights could therefore harm our business.

Our use of open source software could adversely affect our ability to offer our solutions and subject us to possible litigation.

We use open source software in connection with our existing offerings and may continue to use open source software in connection with our future offerings. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third-parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software and to make our proprietary software available under open source licenses, if we combine and/or distribute our proprietary software with open source software in certain manners. Although we monitor our use of open source software, we cannot be sure that all open source software is reviewed prior to use in our proprietary software, that our programmers have not incorporated open source software into our proprietary software, or that they will not do so in the future. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts.

There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our existing and future offerings to our customers and members. In addition, the terms of open source software licenses may require us to provide software that we develop using such open source software, to others, including our competitors, on unfavorable license terms. As a result of our current or future use of open source software, we may face claims or litigation, be required to release our proprietary source code, pay damages for breach of contract, re-engineer our technology, discontinue sales in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts, any of which could harm our business.

Risks Related to Ownership of Our Securities

In order to support the growth of our business and repay our indebtedness, we will need to seek capital through new equity or debt financings or incur additional indebtedness under our credit facilities, which sources of additional capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and solutions, enhance our existing product offerings, enhance our operating infrastructure, and acquire complementary businesses and technologies. For the years ended December 31, 2023 and 2022, Legacy Banzai's net cash used in operating activities was $1.6 million and $5.2 million, respectively. As of December 31, 2023 and 2022, Legacy Banzai had $2.1 million and $1.0 million of cash, respectively, which were held for working capital purposes. As of December 31, 2023 and 2022, Legacy Banzai had borrowings of $16.2 million and $13.7 million, respectively, outstanding under its term loans and promissory notes.

Our future capital requirements may be significantly different from previous estimates and will depend on many factors, including the need to:

•
finance unanticipated working capital requirements;
•
develop or enhance our technological infrastructure and our existing product offerings;
•
fund strategic relationships, including joint ventures and co-investments;
•
fund additional implementation engagements;
•
respond to competitive pressures; and
•
acquire complementary businesses, technologies, products, or services.

Accordingly, we may need to engage in equity or debt financings to secure additional funds. We entered into a standby equity purchase agreement (the “SEPA”), dated December 14, 2023, with an entity managed by Yorkville Advisors Global, LP (“Yorkville”) to provide liquidity to us after the Business Combination, but there can be no guarantee that we will be able to affect any advances under the SEPA or to secure additional financing on favorable terms, or at all. To the extent that cash on hand and cash generated from operations are not sufficient to fund capital requirements, or if we do not meet the conditions to sell shares to Yorkville under the SEPA, we may require proceeds from asset sales, additional debt, equity financing, or alternative financing structures. In addition, if we do not identify additional financing to refinance our existing Loan Agreement prior to the expiration of the forbearance granted by our Lender through the date that is six months following the Closing, we will be in default of our obligations under the Loan Agreement. Additional financing may not be available on favorable terms, or at all.

If we raise additional funds through further issuances of equity or convertible debt securities, including shares of Common Stock issued in connection with advances under the SEPA or upon exercise of the warrant issued in a private placement to GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, “GEM”) in connection with Closing (the “GEM Warrant”), our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of shares of our Class A Common Stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we need or want it, it could harm our business.

Future sales of shares of Class A Common Stock may depress their stock price.

Future sales of shares of Class A Common Stock in the public market, including the resale of shares pursuant to our effective registration statements or pursuant to Rule 144, could depress the stock price. See “Sales of a substantial number of shares of Class A Common Stock in the public market pursuant to our registration statements could reduce the market price of Class A Common Stock.” Subject to certain exceptions, the Amended and Restated Registration Rights Agreement executed at the time of the Closing provides for certain restrictions on transfer with respect to our securities. Such restrictions began upon such closing and end the earliest of (A) 180 days after the closing and (B) the first date on which (x) the closing price of our Class A Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the closing or (y) we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in our stockholders having the right to exchange their shares of our Class A Common Stock for cash, securities, or other property.

In connection with the execution of the Merger Agreement, we and certain stockholders of Legacy Banzai, including Legacy Banzai’s officers, directors, and certain holders of 10% or more of the outstanding shares of Legacy Banzai Common Stock as of the date of the Merger Agreement, entered into the lock-up agreements effective as of the Closing Date (the “Lock-Up Agreements”). Pursuant to the Lock-up Agreements, such stockholders agree not to, without our prior written consent (subject to certain exceptions): (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Securities Act of 1933, as amended (the “Securities Act”) and the rules and regulations of the SEC promulgated thereunder, any shares of Common Stock held by him, her, or it immediately after the Closing, any shares of Common Stock issuable upon the exercise of options to purchase shares, or any securities convertible into or exercisable or exchangeable for Common Stock held by him, her, or it immediately after such closing, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of such shares of Common Stock or securities convertible into or exercisable or exchangeable for Common Stock, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise, or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii) until 180 days after the Closing.

Additionally, Cantor is subject to a 12-month lock-up period with respect to the Class A Common Stock issued pursuant to a fee reduction agreement relating to deferred underwriting fees that were payable to Cantor upon the Closing (the “Fee Reduction Agreement”), subject to customary exceptions.

However, equityholders not subject to a lock-up and, following the expiration of the applicable lock-up periods, such equityholders referred to above will not be restricted from selling shares of our Common Stock held by them, other than by applicable securities laws, and sales could occur at any time and such sales could depress the stock price.

Issuances of shares of our Class A Common Stock pursuant to any Advances under the SEPA, exercise of the GEM Warrant and conversion of any amounts under certain promissory notes would result in substantial dilution of our stockholders and may have a negative impact on the market price of our Class A Common Stock.

At Closing, certain convertible promissory notes dated as of February 19, 2021 and October 10, 2022, issued by Legacy Banzai to the Lender (the “Senior Convertible Notes”), and the obligation to issue the GEM Warrant automatically became our obligation. On December 15, 2023, we issued the GEM Warrant in the amount of 828,533 shares of Class A Common Stock at an exercise price of $6.49 per share, which will be adjusted to 105% of the then-current exercise price if, on the one-year anniversary date of the date of issuance, the GEM Warrant has not been exercised in full and the average closing price per share of shares of Class A Common Stock for the 10 days preceding the anniversary date is less than 90% of the initial exercise price. GEM may exercise the GEM Warrant at any time and from time to time until December 14, 2026.

On February 5, 2024, we issued in a private placement to GEM a promissory note (the “GEM Promissory Note”), which is convertible upon nonpayment of and in lieu of a monthly payment in the amount of $100,000, payable for ten months on the first of the month starting on March 1, 2024. The GEM Promissory Note provides for the issuance of shares of Class A Common Stock at a conversion price equal to the VWAP of the trading day immediately preceding the applicable payment due date. As of the date of this Annual Report, we have issued an aggregate of 139,470 shares of Class A Common Stock to GEM in lieu of monthly payment obligations.

The shares of Class A Common Stock issuable pursuant to the GEM Warrant, the GEM Promissory Note, and the Senior Convertible Note (collectively, the “Notes”), to the extent exercised, converted and issued, would impose significant dilution on our stockholders. Based on the total number of shares outstanding as of March 22, 2024, and a stock price of $0.63, up to

828,533 and 2,456,861 additional shares of Class A Common Stock may be issued assuming full exercise and conversion (and no adjustments to the exercise or conversion price thereof) of each of the GEM Warrant and the Notes, respectively, which would reflect approximately 4.67% or 13.84% respectively, of the outstanding shares of our Class A Common Stock as of the date hereof after giving effect to such issuances.

Pursuant to the SEPA, subject to certain conditions and Yorkville’s right to require issuances while its promissory notes are outstanding, we have the option, but not the obligation, to sell to Yorkville, and Yorkville will subscribe for, an aggregate amount of up to $100,000,000 of shares of Class A Common Stock, at our request any time during the commitment period terminating on the 36-month anniversary of the Original SEPA; provided that any advance we request under the SEPA (notice of such request, an “Advance Notice”) may only be made if (x) no amount remains outstanding on the Yorkville Promissory Notes (as defined below), (y) there is an effective registration statement (any such registration statement, a “Resale Registration Statement”) filed with the SEC for the resale under the Securities Act, of the shares of Class A Common Stock to be issued pursuant to such Advance Notice, and (z) other customary conditions precedent. The price at which we may issue and sell shares pursuant to an Advance under the SEPA may be at either (a) 95% of the daily volume weighted average price (“VWAP”) of the Class A Common Stock for the period commencing on the receipt of the Advance Notice by Yorkville and ending on 4:00 p.m. Eastern Time on the applicable date of the Advance Notice (“Pricing Option 1”) or (b) 96% of the lowest daily VWAP of the Class A Common Stock during the three consecutive trading days commencing on the date of the Advance Notice to Yorkville (“Pricing Option 2”), provided that we are subject to certain caps on the amount of shares of Class A Common Stock that we may sell pursuant to any advance under the SEPA. Assuming that (a) we issue and sell the full $100 million of shares of Class A Common Stock under the SEPA to Yorkville, (b) no beneficial ownership limitations, and (c) the issue price for such sales is $1.00 or $3.00 per share, such additional issuances would represent in the aggregate approximately 100,000,000 or 33,333,333 additional shares of Class A Common Stock, respectively, or approximately 563% or 188% of the total number of shares of Class A Common Stock outstanding as of March 22, 2024, after giving effect to such issuance.

The Nasdaq Stock Market LLC (“Nasdaq”) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On February 5, 2024, we received a letter from the staff at Nasdaq notifying us that, for 30 consecutive business days prior to the date of the letter, our Minimum Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A). The staff at Nasdaq also noted that we were not in compliance with Nasdaq Listing Rule 5450(b)(3)(A), which requires listed companies to have total assets and total revenue of at least $50,000,000 each for the most recently completed fiscal year or for two of the three most recently completed fiscal years. We have 180 calendar days, or until August 5, 2024, to regain compliance.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for our securities;
•
reduced liquidity for our securities;
•
a determination that our common stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•
a limited amount of news and analyst coverage;
•
a decreased ability to issue additional securities or obtain additional financing in the future; and
•
being subject to regulation in each state in which we offer our securities.

If our Class A Common Stock ceases to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

If we are unable to maintain the listing of our Class A Common Stock on the Nasdaq Global Market or another national securities exchange, our Class A Common Stock could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share. The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange. The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. This means that if we are unable maintain the listing of our Class A Common Stock on a national securities exchange, the ability of stockholders to sell their common stock in the secondary market could be adversely affected. If a transaction involving a penny stock is not exempt from the SEC’s rule, a broker-dealer must deliver a disclosure schedule relating to the penny stock market to each investor prior to a transaction. The broker-dealer also must disclose the commissions payable to both the broker-dealer and its registered representative, current quotations for the penny stock, and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the customer’s account and information on the limited market in penny stocks.

Our dual class common stock structure has the effect of concentrating voting power with our Chief Executive Officer and Co-Founder, Joseph Davy, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.

Shares of our Class B Common Stock have 10 votes per share, while shares of our Class A Common Stock have one vote per share. Mr. Davy, who is our Chief Executive Officer and is Legacy Banzai’s Co-Founder, including his affiliates and permitted transferees, will hold all of the issued and outstanding shares of Class B Common Stock. Accordingly, Mr. Davy held, directly or indirectly, approximately 56.6% of our outstanding voting power as of March 22, 2024 and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Davy may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale, and might ultimately affect the market price of Class A Common Stock.

We cannot predict the impact our dual class structure will have on the market price of Class A Common Stock.

We cannot predict whether our dual class common stock structure will result in a lower or more volatile market price of Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices will not invest in Class A Common Stock. These policies are still fairly new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our dual class structure, we will likely be excluded from certain of these indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make Class A Common Stock less attractive to other investors. As a result, the market price of Class A Common Stock could be adversely affected.

As a “controlled company” within the meaning of Nasdaq listing rules, we qualify for exemptions from certain corporate governance requirements and have the opportunity to elect to avail ourselves of any of the exemptions afforded a controlled company. If we elect to rely on some of these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Because Mr. Davy controls more than a majority of our total voting power, we are a “controlled company” within the meaning of Nasdaq corporate governance listing rules. Under Nasdaq listing rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain Nasdaq rules regarding corporate governance, including the following:

•
the requirement that a majority of its board of directors consist of independent directors;
•
the requirement director nominees must be selected, or recommended for selection, by either (i) the independent directors constituting a majority of the board of directors’ independent directors in a vote in which only independent directors participate or (ii) a nominations committee comprised solely of independent directors;
•
the requirement to maintain a compensation committee with prescribed duties and a written charter comprised solely of independent directors; and

•
the requirement of an annual performance evaluation of our nominating and corporate governance and compensation committees.

As a “controlled company,” we may elect to rely on some or all of these exemptions. Despite the fact that we currently do not intend to take advantage of these exemptions, our status as a controlled company could make Common Stock less attractive to some investors or otherwise harm the stock price of Class A Common Stock. Further, if we elect to rely on some or all of these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

The market price of our Class A Common Stock is likely to be highly volatile, and you may lose some or all of your investment.

The market price of our Class A Common Stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including those factors discussed in this “Risk Factors” section and many others, such as:

•
actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in its quarterly and annual results;
•
developments involving our competitors;
•
changes in laws and regulations affecting our business;
•
variations in our operating performance and the performance of its competitors in general;
•
the public’s reaction to our press releases, its other public announcements and its filings with the SEC;
•
additions and departures of key personnel;
•
announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•
our failure to meet the estimates and projections of the investment community or that it may otherwise provide to the public;
•
publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•
changes in the market valuations of similar companies;
•
overall performance of the equity markets;
•
sales of Common Stock by us or our stockholders in the future;
•
trading volume of Class A Common Stock;
•
significant lawsuits, including stockholder litigation;
•
failure to comply with the requirements of Nasdaq;
•
the impact of any natural disasters, pandemics, epidemics or other public health emergencies;
•
general economic, industry and market conditions and other events or factors, many of which are beyond our control; and
•
changes in accounting standards, policies, guidelines, interpretations, or principles.

Volatility in the price of our Class A Common Stock could subject us to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

If securities or industry analysts do not publish research or reports about us, or publish negative reports, then our stock price and trading volume could decline.

The trading market for our Class A Common Stock will depend, in part, on the research and reports that securities or industry analysts publish about us. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our Class A Common Stock or change their opinion, then the market price of our Class A Common Stock would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the market price of our Class A Common Stock or trading volume to decline.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on its personnel, systems and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees and engaged outside consultants to assist us in complying with these requirements, we will need to hire more employees in the future or may need to engage additional outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. These factors could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors (our “Board”), particularly to serve on our audit committee and compensation committee, and qualified executive officers. As a result of disclosure of information in this Annual Report and in our other public filings, our business and financial condition will become more visible, which may result in pricing pressure from customers or an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of its management and harm our business.

We have identified material weaknesses in our internal control over financial reporting in the past. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

Prior to the Closing, Legacy Banzai was a private company with limited accounting personnel to adequately execute its accounting processes and limited supervisory resources with which to address its internal control over financial reporting. In connection with the audit of Legacy Banzai’s financial statements as of and for the year ended December 31, 2022 and continuing through year ended December 31, 2023, Legacy Banzai identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Legacy Banzai’s annual or interim financial statements will not be prevented or detected on a timely basis.

Legacy Banzai did not design or maintain an effective control environment under the rules and regulations of the SEC. Accordingly and specifically, (i) management does not have appropriate IT general control in place over change management, user access, cybersecurity, and reviews of service organizations, (ii) management does not have suitable COSO entity level controls in place, including reviews of the financial statements, and certain entity level controls were not performed by management, and (iii) pervasive transactional and account level reconciliations and analyses are not performed, or not performed with sufficient detail to prevent or detect a material weakness. These issues related to managements controls over the review of complex significant transactions, complex debt and equity, income and sales taxes, & revenue recognition.

We have taken certain steps, such as recruiting additional personnel, in addition to utilizing third-party consultants and specialists, to supplement our internal resources, to enhance our internal control environment and plans to take additional steps to remediate the material weaknesses. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take. We cannot assure you that the measures taken to date and to be taken in the future, will be sufficient to remediate the control deficiencies that led to Legacy Banzai’s material weakness in internal control over financial reporting or that it will prevent or avoid potential future material weaknesses. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

Any failure to remediate existing material weaknesses, or to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A Common Stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We will not be required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and will therefore not be required to make a formal assessment of the effectiveness of control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A Common Stock.

Our executive officers, and directors collectively beneficially own approximately 75.37% of the voting power of our outstanding Common Stock and have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our executive officers and directors, in the aggregate, beneficially own approximately 75.37% of the voting power of our outstanding shares of Common Stock as of the date of this Annual Report, based on the number of shares outstanding as of March 22, 2024. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their Class A Common Stock as part of a sale of the Company, and might ultimately affect the market price of our Class A Common Stock.

It is not currently anticipated that we will pay dividends on shares of our Class A Common Stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the market price of the Class A Common Stock.

It is currently anticipated that we will retain future earnings for the development, operation, and expansion of the business, and we do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to our stockholders will therefore be limited to the appreciation of their shares of Class A Common Stock. There is no guarantee that shares of Class A Common Stock will appreciate in value or even maintain the price at which stockholders have purchased their shares of Class A Common Stock.

The DGCL and our Charter and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our Charter, our Bylaws and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board and therefore depress the trading price of our Class A Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in our management. Among other things, our Charter and/or Bylaws include provisions regarding:

•
that shares of our Class B Common Stock are entitled to 10 votes per share;
•
the ability of our stockholders to take action by written consent in lieu of a meeting for so long as Mr. Davy and his affiliates and permitted transferees beneficially own a majority of the voting power of the then-outstanding shares of our capital stock;
•
the ability of the Board to issue shares of Preferred Stock, $0.0001 par value per share (“Preferred Stock”), including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•
the limitation of the liability of, and the indemnification of, our directors and officers;
•
the requirement that a special meeting of stockholders may be called only by a majority of the entire Board, the chairperson of the Board or the Chief Executive Officer which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•
controlling the procedures for the conduct and scheduling of Board and stockholder meetings;
•
the ability of the Board to amend the Bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and
•
advance notice procedures with which stockholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board, and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Likewise, because our principal executive offices are located in Washington, the anti-takeover provisions of the Washington Business Corporation Act (the “WBCA”) may apply to us under certain circumstances now or in the future. These provisions prohibit a “target corporation” from engaging in any of a broad range of business combinations with any stockholder constituting an “acquiring person” for a period of five years following the date on which the stockholder became an “acquiring person.”

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board or our management.

In addition, our Charter includes a provision substantially similar to Section 203 of the DGCL, which may prohibit certain stockholders holding 15% or more of our outstanding capital stock from engaging in certain business combinations with us for a specified period of time.

Our Charter designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which restricts our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our Charter provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of claims or causes of action under Delaware statutory or common law: any derivative claims or causes of action brought on our behalf; any claims or causes of action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our Charter, or our Bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. In addition, our Charter provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Such provisions are intended to benefit and may be enforced by us and our officers and directors, employees and agents.

These provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits with respect to such claims or make such lawsuits more costly for stockholders, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find either choice of forum provisions contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

The exclusive forum clause set forth in the Warrant Agreement may have the effect of limiting an investor’s rights to bring legal action and could limit the investor’s ability to obtain a favorable judicial forum.

The Warrant Agreement provides that (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York and (ii) we irrevocably submit to such jurisdiction, which jurisdiction will be exclusive. We have waived or will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. However, there is uncertainty as to whether a court would enforce these provisions and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any of the Public Warrants shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement. If any action, the subject matter of which is within the scope of the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of the Public Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of New York or the United States District Court for the Southern District of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and our Board.

We are an emerging growth company and smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our shares less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of 7GC’s initial public offering (December 22, 2025), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter; and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We are also a smaller reporting company as defined in the Exchange Act. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in this Annual Report and our other periodic reports and proxy statements. We will be able to take advantage of these scaled disclosures for so long as our voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find Common Stock less attractive as a result, there may be a less active trading market for the Common Stock and its market price may be more volatile.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We will base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our financial statements include, but are not limited to, estimates of impairment on goodwill, recognition and measurement of convertible, warrants and SAFEs, including the valuation of the bifurcated embedded derivatives liabilities, and measurement and recognition of stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A Common Stock.

Additionally, we will regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards, and changes in their interpretation, we might be required to change our accounting policies, alter our operational policies, and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial position, and profit.

The Warrants may never be in the money and they may expire worthless and therefore we may not receive cash proceeds from the exercise of the Warrants. The terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment.

As of the date of this Annual Report, we have outstanding 11,500,000 warrants originally issued in 7GC’s initial public offering (the “Public Warrants”) to purchase 11,500,000 shares of our Class A Common Stock, exercisable at an exercise price of $11.50 per share, which expire on the earlier to occur of December 14, 2028 or redemption, and the GEM Warrant to purchase 828,533 shares of our Class A Common Stock, exercisable at an exercise price of $6.49 per share, which expires on the earlier to occur of December 15, 2026 or redemption (the GEM Warrant and the Public Warrants collectively, the

“Warrants”). The exercise of Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Class A Common Stock and the spread between the exercise price of the Warrant and the price of our Class A Common Stock at the time of exercise. For example, to the extent that the price of our Class A Common Stock exceeds $11.50 per share, it is more likely that holders of our Public Warrants will exercise their Public Warrants. If the price of our Class A Common Stock is less than $11.50 per share, it is unlikely that such holders will exercise their Public Warrants. There can be no assurance that our Warrants will be in the money prior to their expiration. Our Public Warrants under certain conditions, as described in the warrant agreement, are redeemable by us at a price of $0.01 per warrant. The GEM Warrant is not redeemable and is exercisable on a cash or cashless basis; if the GEM Warrant is exercised on a “cashless basis,” whether or not the GEM Warrant is in the money, we will not receive cash for such exercise. As such, it is possible that we may never generate any cash proceeds from the exercise of our Warrants.

The Warrant Agreement, dated December 22, 2020, with Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”), provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any other change that affects the interests of the registered holders of the Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment.

Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, shorten the exercise period, or decrease the number of shares purchasable upon exercise of a Public Warrant.

We may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.

We have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of the underlying Class A Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). Redemption of the outstanding Public Warrants as described above could force you to: (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, the Company expects would be substantially less than the market value of your warrants. Shares of Class A Common Stock have never traded above $18.00 per share.

We have no obligation to notify holders of the Public Warrants that they have become eligible for redemption. However, pursuant to the Warrant Agreement, in the event we decide to redeem the Public Warrants, we are required to mail notice of such redemption to the registered warrant holders not less than 30 days prior to the redemption date. The warrants may be exercised any time after notice of redemption is given and prior to the redemption date.

We may issue additional shares of Common Stock or Preferred Stock, including under our equity incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.

We may issue a substantial number of additional shares of Common Stock or Preferred Stock, including under our 2023 equity incentive plan, which had 572,172 unissued shares authorized as of December 31, 2023. Any such issuances of additional shares of Common Stock or Preferred Stock:

•
may significantly dilute the equity interests of our investors;
•
may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded our Common Stock;
•
could cause a change in control if a substantial number of shares of our Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•
may adversely affect prevailing market prices for our Common Stock and/or Public Warrants.

Sales of a substantial number of shares of Class A Common Stock in the public market pursuant to our registration statements could reduce the market price of Class A Common Stock.

Sales of a substantial number of shares of Class A Common Stock in the public market pursuant to the registration statement on Form S-1 (File No. 276307) (the “S-1 Registration Statement”) could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of Class A Common Stock intend to sell shares, could reduce the market price of the Class A Common Stock. In particular, until such time as it is no longer effective, the S-1 Registration Statement will permit the resale of shares held by 7GC & Co. Holdings LLC, a Delaware limited liability company (the “7GC Sponsor”), who has beneficial ownership of approximately 25.2% of our outstanding shares, and Mr. Joseph Davy, who holds approximately 56.6% of our outstanding voting power, subject, in each case, to the applicable lock-up periods. The resale, or expected or potential resale, of a substantial number of shares of our Class A Common Stock in the public market could adversely affect the market price for the Class A Common Stock and make it more difficult for you to sell your holdings at times and prices that you determine are appropriate. Furthermore, we expect that, because there is a large number of shares registered pursuant to the S-1 Registration Statement, the selling securityholders will continue to offer the securities covered thereby pursuant to the S-1 Registration Statement or pursuant to Rule 144 for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the registration statement may continue for an extended period of time. We may also file additional registration statements in connection with the possible sale of other securities.

If certain holders of the Class A Common Stock sell a significant portion of their securities, it may negatively impact the market price of the shares of the Class A Common Stock and such holders still may receive significant proceeds.

As of the date of this Annual Report, the market price of our Class A Common Stock is below $10.00 per share, which was the price per unit sold in the initial public offering, the per-share value of the consideration issued to Legacy Banzai stockholders upon consummation of the Business Combination. However, certain of our stockholders hold shares of Class A Common Stock that were originally purchased by the 7GC Sponsor in a private placement prior to 7GC’s initial public offering (“Founder Shares”) and may nonetheless be inclined to sell such Founder Shares, as they were originally purchased at an effective price significantly less than $10.00 per share. The currently outstanding 4,173,499 Founder Shares, representing 23.5% of our Class A Common Stock as of March 22, 2024, were purchased at an effective price of $0.0050 per share. Accordingly, holders of the Founder Shares could sell their securities at a per-share price that is less than $10.00 and still realize a significant profit from the sale of those securities that could not be realized by our other stockholders. On March 22, 2024, the closing price of our Class A Common Stock was $0.63. Based on this closing price, the aggregate sales price of the Founder Shares would be approximately $3.2 million.

It is not possible to predict the actual number of shares we will sell under the SEPA, or the actual gross proceeds resulting from those sales. Further, we may not have access to any or the full amount available under the SEPA.

On December 14, 2023, we entered into the SEPA with Yorkville, pursuant to which Yorkville has committed to purchase up to $100 million of Class A Common Stock, pursuant to Advance Notices delivered by the Company any time during the commitment period terminating on the 36-month anniversary of the SEPA; provided that any Advance Notice may only be made if (x) no amount remains outstanding on the Yorkville Promissory Notes, (y) there is an effective Resale Registration Statement filed with the SEC for the resale under the Securities Act of the shares of Class A Common Stock to be issued pursuant to such Advance Notice, and (z) other customary conditions precedent. Additionally, at any time during the commitment period, provided there is a balance remaining outstanding under a Yorkville Promissory Note, Yorkville may deliver an Investor Notice, causing an Advance Notice to be deemed delivered to Yorkville, subject to certain conditions.

Save for the issuance of shares of Class A Common Stock following receipt of an Investor Notice (as defined in the SEPA) or pursuant to conversion of a Yorkville Promissory Note, we generally have the right to control the timing and amount of any sales of shares of Class A Common Stock to Yorkville under the SEPA. Sales of Class A Common Stock, if any, to Yorkville under the SEPA will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Yorkville all, some or none of the shares of Class A Common Stock that may be available for us to sell to Yorkville pursuant to the SEPA.

Because the purchase price per share to be paid by Yorkville for the shares of Class A Common Stock that we may elect to sell to Yorkville under the SEPA, if any, will fluctuate based on the market prices of Class A Common Stock prior to each sale made pursuant to the SEPA, if any, it is not possible for us to predict, as of the date of this Annual Report and prior to any such sales, the number of shares of Class A Common Stock that we will sell to Yorkville under the SEPA, the purchase price per share that Yorkville will pay for shares purchased from us under the SEPA, or the aggregate gross proceeds that we will receive from those purchases by Yorkville under the SEPA, if any.

Moreover, although the SEPA provides that we may issue up to an aggregate of $100 million of our Class A Common Stock to Yorkville, only 5,726,282 shares of Class A Common Stock (excluding 300,000 shares issued to Yorkville in lieu of a commitment fee at Closing) were registered for resale under the S-1 Registration Statement. If we issue to Yorkville all of the 5,726,282 shares of Class A Common Stock registered for resale under the S-1 Registration Statement, depending on the market price of our Class A Common Stock prior to each Advance made pursuant to the SEPA, the actual gross proceeds from the sale of all such shares may be substantially less than the $100 million available to us under the SEPA.

If it becomes necessary for us to issue to Yorkville under the SEPA more than the 5,726,282 shares of Class A Common Stock registered for resale under the S-1 Registration Statement in order to receive aggregate gross proceeds equal to $100 million under the SEPA, we must file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any such additional shares of Class A Common Stock we wish to issue from time to time under the SEPA, which the SEC must declare effective.

The SEPA does not obligate Yorkville to subscribe for or acquire any shares of Class A Common Stock under the SEPA if those shares of Class A Common Stock, when aggregated with all other shares of Class A Common Stock acquired by Yorkville under the SEPA, would result in Yorkville beneficially owning more than 9.99% of the then outstanding shares of Class A Common Stock.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats.

The underlying processes and controls of our cyber risk management program incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) and processes and controls supporting requirements with the General Data Protection Regulation (GDPR). We have an annual assessment performed by a third-party specialist of the our cyber risk management program against the NIST CSF. The annual risk assessment identifies, quantifies, and categorizes material cyber risks. In addition, we, in conjunction with the third-party cyber risk management specialists, develop a Risk Mitigation Plan to mitigate such risks, and where necessary, remediate potential vulnerabilities identified through the annual assessment process.

In addition, we maintain policies over areas such as information security, incident management, business continuity, IT change and configuration management, acceptable use and access on/offboarding to help govern the processes put in place by management designed to protect our IT assets, data, and services from threats and vulnerabilities. We partner with industry recognized cybersecurity providers leveraging third-party technology and expertise. We engage with these partners to monitor and maintain the performance and effectiveness of IT assets, data, and services that are deployed in our IT environment.

Our cybersecurity partners, including consultants, and other third-party service providers are a key part of our cybersecurity risk management strategy and infrastructure. These partners provide services including, but not limited to configuration management, penetration testing, network protection and monitoring, remote monitoring and management, user activity monitoring, data backups management, infrastructure maintenance, cybersecurity strategy, and cyber risk advisory, assessment, and remediation.

Our management team, in conjunction with the Chief Technology Officer and cybersecurity service providers are responsible for oversight and administration of our cyber risk management program, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. The management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes directly or via selection of strategic third-party partners. Management relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged for strategic cyber risk management, advisory and decision making.

We have implemented third-party risk management processes to manage the risks associated with reliance on vendors, critical service providers, and other third-parties that may lead to a service disruption or an adverse cybersecurity incident. This includes vendor due diligence prior to onboarding, a review of System and Organization Control (SOC) reports on an annual basis, regular review of vendor contracts, and compliance with service level agreements (SLAs).

Our Audit Committee oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity stakeholders, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes updates on our processes to prevent, detect, and mitigate cybersecurity incidents. In addition, cybersecurity risks are reviewed by our Board of Directors at least annually, as part of the Company’s corporate risk oversight processes.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We acknowledge that the risk of a cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practical through changes or updates to our internal processes and tools and changes or updates to our service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. In response to such risks, we have implemented initiatives such as the cybersecurity risk assessment process and developed an incident response plan. See Item 1A. "Risk Factors" for more information on our cybersecurity risks.

Item 2. Properties.

Our principal executive office is located at 435 Ericksen Ave NE, Suite 250, Bainbridge Island, WA 98110 and, as of December 31, 2023, consists of approximately 1,800 square feet of space under a lease that expires in September 2024. We believe this facility is adequate and suitable for our current and anticipated future needs.

Item 3. Legal Proceedings.

From time to time, we may be party to litigation and subject to claims incident to the ordinary course of our business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial position. We are not presently party to any legal proceedings that, in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock and Public Warrants are currently listed on Nasdaq under the symbols “BNZI” and “BNZIW,” respectively. Our Class B Common Stock is not publicly traded.

Holders of Record

As of March 22, 2024, there were 45 holders of record of our Class A Common Stock. one holder of our Class B Common Stock and one holder of record of our Public Warrants. These numbers do not include beneficial owners whose securities were held in street name.

Dividend Policy

As of the date of this Annual Report, we have not declared or paid any cash dividends on our Common Stock. We expect to retain future earnings, if any, for future operations, expansion and debt repayment and have no plans to declare or pay cash dividends on our Common Stock for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur.

Performance Graph

This item is not applicable as we are a smaller reporting company.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated audited financial statements and related notes included in Part II, Item 8 of this Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere particularly in the section titled “Risk Factors” and elsewhere in this Form 10-K.

Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

Overview

Banzai is a Marketing Technology (MarTech) company that produces data-driven marketing and sales solutions for businesses of all sizes. Our mission is to help our customers accomplish their mission - by enabling better marketing, sales, and customer engagement outcomes. Banzai endeavors to acquire companies strategically positioned to enhance our product and service offerings, increasing the value provided to current and prospective customers.

Banzai was founded in 2015. The first product Banzai launched was Reach, a SaaS and managed services offering designed to increase registration and attendance of marketing events, followed by the acquisition of Demio, a SaaS solution for webinars designed for marketing, sales, and customer success teams, in 2021 and the launch of Boost, a SaaS solution for social sharing designed to increase attendance for Demio-hosted events by enabling easy social sharing by event registrants, in 2023. Our customer base included over 2,700 customers as of December 31, 2023 and comes from a variety of industries, including (among others) healthcare, financial services, e-commerce, technology and media, operating in over 90 countries. Our customers range in size from solo entrepreneurs and small businesses to Fortune 500 companies. No single customer represents more than 10% of our revenue. Since 2021, we have focused on increasing mid-market and enterprise customers for Demio. Progress towards this is reflected in our increase in multi-host Demio customers from 14 on January 1, 2021 to 116 on December 31, 2023, an approximately 10-fold increase.

We sell our products using a recurring subscription license model typical in SaaS businesses. Pricing tiers for our main product, Demio, are based on the number of host-capable users, desired feature sets, and maximum audience size. Boost pricing tiers are based on the Demio plan to which the customer subscribes. Reach pricing is based on the number of event campaigns a customer has access to run simultaneously or the maximum number of registrations a customer is allowed to generate per subscription period. Banzai’s customer contracts vary in term length from single months to multiple years.

Banzai generated revenue of $4.6 million and $5.3 million in the years ended December 31, 2023 and 2022, respectively. Banzai has incurred significant net losses since inception, including net losses of $14.4 million and $15.5 million in 2023 and 2022, respectively. Banzai had an accumulated deficit of $46.8 million and of $32.4 million as of December 31, 2023 and 2022, respectively.

Summary of our Merger

On December 14, 2023, we consummated the Business Combination with Legacy Banzai. Pursuant to the terms of the Merger Agreement, the Business Combination was effected through (a) the merger of First Merger Sub with and into Legacy Banzai, with Legacy Banzai surviving as a wholly-owned subsidiary of 7GC and (b) the subsequent merger of Legacy Banzai with and into Second Merger Sub, with the Second Merger Sub being the surviving entity of the Second Merger, which ultimately resulted in Legacy Banzai becoming a wholly-owned direct subsidiary of 7GC. Upon closing the Business Combination, we changed our name from 7GC & Co. Holdings Inc. to Banzai International, Inc.

A description of the Business Combination and the material terms of the Merger Agreement are included in the Proxy Statement/Prospectus, filed by the Company with the SEC in the section entitled "Stockholder Proposal No. 1 - The Business Combination Proposal" beginning on page 92 of the Proxy Statement/Prospectus.

Operating Metrics

In the management of our businesses, we identify, measure, and evaluate a variety of operating metrics, as described below. These key performance measures and operating metrics are not prepared in accordance with GAAP and may not be comparable to or calculated in the same way as other similarly titled measures and metrics used by other companies. Measurements are specific to the group being measured, i.e. total customers, new customers, or other cohorts. We currently use these operating metrics with our Demio product. We do not track and use these operating metrics with prior products.

The following table presents the percentage of Banzai’s revenue generated from Demio for the years ended December 31, 2023 and 2022 as compared to their other SaaS products.

	Year Ended December 31,	Year Ended December 31,
Revenue %	2023	2022
Reach	4.5%	15.0%
Demio	94.9%	84.6%
Other	0.6%	0.4%
Total	100.0%	100.0%

Net Revenue Retention (“NRR”)

NRR is a metric Banzai uses to measure the revenue retention of its existing customer base. NRR calculates the change in revenue from existing customers by cohort over a period of time, after taking into account revenue lost due to customer churn and downgrades, and revenue gained due to upgrades and reactivations.

The formula for calculating NRR is: NRR = (Revenue at the beginning of a period - Revenue lost from churn, and downgrades + Revenue gained from expansion and reactivation) / Revenue at the beginning of the period.

The following table presents average monthly NRR for Demio for the years ended December 31, 2023 and 2022.

	Year Ended December 31,	Year Ended December 31,
Product: Demio	2023	2022
Average Monthly NRR	95.5%	93.7%

Average Customer Value (“ACV”)

ACV is a metric Banzai uses to calculate the total revenue that it can expect to generate from a customer in a year. ACV is commonly used in the SaaS industry to measure the value of a customer to a subscription-based company over a 12-month period. Banzai uses ACV to segment its customers and to determine whether the value of new customers is growing or shrinking relative to the existing customer base. Banzai uses this information to make strategic decisions about pricing, marketing, and customer retention.

The formula for calculating ACV is: ACV = Total Annual Recurring Revenue (ARR) / Total Number Customers, where ARR is defined as annual run-rate revenue of subscription agreements from all customers measured at a point in time.

The following table presents new customer ACV and total average ACV for Demio for the years ended December 31, 2023 and 2022.

	Year Ended December 31,	Year Ended December 31,
Product: Demio	2023	2022
New Customer ACV	$1,355	$1,453
Total Average ACV	$1,406	$1,213

Customer Acquisition Cost (“CAC”)

CAC is a financial metric Banzai uses to evaluate the average cost of acquiring a new customer. It includes marketing, sales, and other related expenses incurred while attracting and converting prospects into paying customers. CAC is a critical metric for Banzai to understand the efficiency and effectiveness of its marketing and sales efforts, as well as to ensure sustainable growth.

The formula for calculating CAC is: CAC = Total Sales & Marketing Cost / Number of Customers Acquired.

The following table presents CAC for Demio for the years ended December 31, 2023 and 2022.

	Year Ended December 31,	Year Ended December 31,
Product: Demio	2023	2022
Customer Acquisition Cost (CAC)	$1,030	$785

Customer Churn %

Customer Churn % is the rate of customers who deactivate in a given period relative to the number of active customers at the beginning of such period or end of the prior period. Understanding drivers of churn allows Banzai to take measures to reduce the number of customers who deactivate and increase the overall rate of customer retention. There are two types of Churn % measured: Revenue churn and Customer (or logo) churn.

The formula for calculating Churn % is: Churn % = [# or $ value of] Deactivations / [# or $ value of] Active Customers (Beginning of period).

The following table presents revenue Churn and new customer (or logo) Churn for Demio for the years ended December 31, 2023 and 2022.

	Year Ended December 31,	Year Ended December 31,
Product: Demio	2023	2022
Average Monthly Churn - Revenue	6.9%	7.1%
Average Monthly Churn - Customer (Logo)	7.9%	7.6%

Customer Lifetime Value (“LTV”)

LTV is a financial metric Banzai uses to estimate the total revenue it can expect to generate from a customer throughout their entire relationship. LTV helps Banzai understand the long-term value of each customer, enabling it to make informed decisions about marketing, sales, customer support, and product development strategies. It also helps Banzai allocate resources more efficiently by identifying high-value customer segments to focus on growth and retention.

The formula for calculating LTV is comprised of two metrics: Monthly Recurring Revenue (MRR) and Customer Life represented in # of months. Calculations for these metrics on a per-customer basis, as follows:

MRR = ACV / 12

Customer Life (# of months) = 1 / Churn %

LTV = MRR * Customer Life (# of months)

MRR is calculated by aggregating, for all customers from customer base or the group being measured during that month, monthly revenue from committed contractual amounts. For customers on annual contracts, this represents their ACV divided by 12.

The following table presents MRR, Customer Life, and LTV for Demio for the years ended December 31, 2023 and 2022.

	Year Ended December 31,	Year Ended December 31,
Product: Demio	2023	2022
MRR (New Customers)	$117	$121
Customer Life (months)	14.5	14.1
LTV (New Customers)	$1,635	$1,706

LTV / CAC Ratio

LTV / CAC ratio is a culminating metric measuring the efficiency of Sales and Marketing activities in terms of the dollar value of new business generated versus the amount invested in order to generate that new business. This provides a measurement of ROI for Sales and Marketing activities. A segmented view of LTV / CAC ratio gives additional insight into the profitability of various business development activities.

The formula for calculating LTV / CAC ratio is: LTV / CAC for the segment or activity being measured.

The following table presents the LTV / CAC ratio for Demio for the years ended December 31, 2023 and 2022.

	Year Ended December 31,	Year Ended December 31,
Product: Demio	2023	2022
LTV / CAC Ratio	1.6	2.2

Analysis of the Impact of Key Business Drivers on Financial Performance

Banzai strives to maximize revenue growth within a reasonable cost structure through optimizing and continuous monitoring of the key business metrics described above relative to SaaS industry benchmarks, Banzai’s direct competition, and historical company performance. This is accomplished through a combination of increased revenue per customer (higher ACVs and NRR) on an increasing customer base, generated through efficient customer acquisition (LTV / CAC ratio) and improved customer retention (lower churn, higher customer life). Other business activities contribute to improved performance and metrics, including but not limited to the following:

•
Customer Success and Onboarding, leading to maximum customer satisfaction and retention.

•
Product Development and Support, maximizing customer value, supporting usage and expansion revenue.

•
Company Initiatives, designed to improve trial experience and conversion rates, on-demand adoption, and emphasis on data to position our products as a system of automation and a system of record for our customers, supporting growth and retention.

Identification of Operational Risk Factors

There are a number of key internal and external operational risks to the successful execution of Banzai’s strategy.

Internal risks include, among others:

•
Management and leadership issues: ineffective leadership, poor decision-making, or lack of direction.

•
Operational inefficiencies: inadequate processes and poor resource allocation may lead to decreased productivity or insufficient ROI.

•
Financial mismanagement: inadequate financial planning, improper accounting practices, or excessive debt can lead to financial instability.

•
Employee-related challenges: high turnover, lack of skilled staff, or internal conflicts can impact morale and productivity.

•
Technological obsolescence: failing to develop (or adapt) to new technologies in anticipation or response to changes in market trends can lead to competitive disadvantages.

External risks include, among others:

•
Economic factors: including economic downturns, inflation, or currency fluctuations impacting business spending and overall market conditions.

•
Competition: from established industry players to new entrants, eroding market share and profitability.

•
Legal and regulatory: changes in laws or regulations that impact operations or increase compliance costs.

•
Technological disruptions: from advancements in technology leading to obsolescence of existing products.

•
Unforeseen events: including natural disasters, geo-political instability, and pandemics, potentially impacting market demand, operational or supply chain disruption.

Analysis of the Impact of Operational Risks on Financial Performance

The risk factors described above could have significant impacts on Banzai’s financial performance. These or other factors, including those risk factors summarized in the section titled “Risk Factors” could impact Banzai’s ability to generate and grow revenue, contain costs, or inhibit profitability, cash flow, and overall financial performance:

•
Revenue and Sales: Internal risks from operating inefficiency or external factors, including economic downturns or increased competition, could lead to lower sales, impaired unit economics, and reduced revenue.

•
Costs and Expenses: Internal operating mismanagement or external factors, including supplier issues, may cause increased cost relative to revenue generation, resulting in insufficient return on investment or profit margins.

By continuing to conduct comprehensive risk monitoring and analysis on financial performance, Banzai can optimize its ability to make informed decisions and improve its ability to navigate internal and external challenges. Such activities include: identification and categorization of risks, quantification and analysis of potential severity, and development of risk mitigation strategies. It is also important for Banzai to ensure financial reports and disclosures accurately reflect the potential impact of risks on financial performance, essential for transparent communication with investors and stakeholders.

The Business Combination and Public Company Costs

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, 7GC was treated as the acquired company for financial statement reporting purposes. Accordingly, for accounting purposes, the financial statements of Banzai represent a continuation of the financial statements of Legacy Banzai with the Business Combination treated as the equivalent of Legacy Banzai issuing stock for the net assets of 7GC, accompanied by a recapitalization. The net assets of 7GC were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Legacy Banzai in this and future reports of Banzai.

As a consequence of the Business Combination, we became the successor to an SEC-registered and Nasdaq-listed company, which required Banzai to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We incurred and expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees. We are qualified as an “emerging growth company.” As a result, we have been provided certain disclosure and regulatory relief. Our future results of operations and financial position may not be comparable to Legacy Banzai’s historical results of operations and financial position as a result of the Business Combination.

Results of Operations

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2023	2022	Year $	Year %
Operating income:
Revenue	$4,561	$5,333	$(772)	-14.5%
Cost of revenue	1,445	1,957	(512)	-26.2%
Gross profit	$3,116	$3,376	$(260)	-7.7%
Operating expenses:
General and administrative expenses	$12,905	$9,275	$3,630	39.1%
Depreciation expense	7	10	(3)	-30.0%
Impairment loss on operating lease	—	303	(303)	-100.0%
Total operating expenses	$12,912	$9,588	$3,324	34.7%
Operating loss	$(9,796)	$(6,212)	$(3,584)	57.7%
Other expenses (income):
SEPA commitment fee and deferred fee expense	$3,826	$-	$3,826	nm
GEM warrant expense	2,448	-	2,448	nm
GEM commitment fee expense	2,000	-	2,000	nm
Other income, net	(63)	(151)	88	-58.3%
Interest income	(1)	—	(1)	nm
Interest expense	2,631	1,651	980	59.4%
Interest expense - related party	2,923	729	2,194	301.0%
Loss (gain) on extinguishment of debt	—	57	(57)	-100.0%
Change in fair value of warrant liability	(1,807)	—	(1,807)	nm
Change in fair value of warrant liability - related party	115	—	115	nm
Loss on modification of simple agreement for future equity	—	121	(121)	-100.0%
Loss on modification of simple agreement for future equity - related party	—	1,602	(1,602)	-100.0%
Change in fair value of simple agreement for future equity	(208)	308	(516)	-167.5%
Change in fair value of simple agreement for future equity - related party	(2,752)	4,078	(6,830)	-167.5%
Change in fair value of bifurcated embedded derivative liabilities	(1,405)	254	(1,659)	-653.1%
Change in fair value of bifurcated embedded derivative liabilities - related party	(3,063)	607	(3,670)	-604.6%
Change in fair value of convertible promissory notes	(34)	—	(34)	nm
Total other (income) expenses	$4,610	$9,256	$(4,646)	-50.2%
Loss before income taxes	(14,406)	(15,468)	1,062	-6.9%
Provision for income taxes	—	—	—	nm
Net loss	$(14,406)	$(15,468)	$1,062	-6.9%

The percentage changes included in the tables herein that are not considered meaningful are presented as “nm".

Components of Results of Operations

Revenue Analysis

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2023	2022	Year $	Year %
Revenue	$4,561	$5,333	$(772)	-14.5%

For the year ended December 31, 2023, Banzai reported total revenue of $4.6 million, representing a decrease of $0.8 million, or approximately 14.5%, over 2022. This decrease is primarily attributable to lower Reach revenue which declined by approximately $0.55 million due to a shift in Banzai's focus to its Demio product and decision, which decision was reversed in 2024, to begin phasing out the Reach product. In 2024 Banzai is revitalizing its focus on the Reach product through re-engineering and expanded sales efforts. Demio revenue was lower by $0.19 million in 2023 as compared to 2022 due to churn and lower new sales year-over-year.

Cost of Revenue Analysis

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2023	2022	Year $	Year %
Cost of revenue	$1,445	$1,957	$(512)	-26.2%

For the years ended December 31, 2023 and 2022, Banzai’s cost of revenue totaled $1.4 million and $2.0 million, respectively. This represents a decrease of $0.5 million, or approximately 26.2%, in 2023 compared to 2022, due primarily to lower customer base and an approximately 5% lower cost per average customer, driven by lower contracted services and data licenses costs of approximately $0.3 million and $0.2 million, respectively.

Gross Profit Analysis

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2023	2022	Year $	Year %
Gross profit	$3,116	$3,376	$(260)	-7.7%

For the years ended December 31, 2023 and 2022, Banzai’s gross profit was $3.1 million and $3.4 million, respectively. This represents a year-over-year decrease of $0.3 million, or approximately 7.7% due to the decreases in revenue of $0.8 million and decreases in cost of revenue of $0.5 million described above.

Operating Expense Analysis

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2023	2022	Year $	Year %
Total operating expenses	$12,912	$9,588	$3,324	34.7%

Total operating expenses for the years ended December 31, 2023 and 2022, were $12.9 million and $9.6 million, respectively, signifying a year-over-year increase of approximately $3.3 million, or 34.7%. This increase was due primarily to fees associated with the Business Combination and the initial public offering of our predecessor, 7GC, including the cost associated with audit, technical accounting, legal and other professional services of approximately $3.7 million, primarily offset by the loss on impairment of lease of $0.3 million.

Other Expense Analysis

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2023	2022	Year $	Year %
Total other (income) expenses	$4,610	$9,256	$(4,646)	-50.2%

For the year ended December 31, 2023, Banzai reported total other expenses of $4.6 million. This represents a decrease of $4.6 million from the year ended December 31, 2022, when the Company reported total other expenses of $9.3 million. The change in other expenses (income), net was primarily driven by the following:

•
The cost associated with the Yorkville SEPA, of $3.8 million.

•
GEM warrants issued as a financing expense of approximately $2.4 million.

•
GEM commitment fee expense of $2.0 million.

•
Changes in fair value of the simple agreement for future equity ("SAFEs") was a gain of $3.0 million in 2023, of which $2.8 million pertained to related party SAFEs. This represents a net change of $7.3 million from the 2022 loss of $4.4 million, $4.1 million of which related to related party SAFEs.

•
Loss on modification of SAFEs was $1.7 million in 2022, $1.6 million of which was related to related party SAFEs, with no equivalent modification or resulting gain or loss in 2023.

•
Changes in fair value of warrant liability was a gain of $1.7 million in 2023, with a loss of $0.1 million related to related party warrant liabilities. These warrants, both third party and related party, were issued and assumed in 2023, and as such, there was no equivalent gain or loss on warrant liabilities in 2022.

•
Interest expense increased by $3.2 million ($2.2 million due to related party) year-over-year to $5.6 million for the year ended December 31, 2023 ($2.9 million for related party) due to the company raising additional interest bearing debt during 2023.

•
Changes in fair value of bifurcated embedded derivative liabilities was a gain of $4.5 million ($3.1 million for related party) as of December 31, 2023, relative to a loss of $0.9 million in 2022.

Provision for Income Taxes

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2023	2022	Year $	Year %
Provision for income taxes	$—	$—	$—	nm

For the years ended December 31, 2023 and 2022, Banzai’s reported provision for income tax expense was $0.0 million and $0.0 million, respectively. There was no year-over-year increase or decrease to income tax expense.

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $26,705,200 and $13,043,900, respectively. As of December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $15,325,300 and $9,175,400, respectively. Federal losses of $124,500 begin to expire in 2036 and $26,580,700 of the federal losses carryforward indefinitely. State losses of $10,666,100 begin to expire in 2031 and $2,377,800 of the state losses carryforward indefinitely. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

Banzai has determined, based upon available evidence, that it is more likely than not that all of the net deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential, and tax planning strategies in making these assessments. Banzai has determined that it had no material uncertain tax benefits for the years ended December 31, 2023 and 2022.

Banzai recognizes interest accrued for unrecognized tax benefits and penalties in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at December 31, 2023, and 2022. Banzai files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Banzai is subject to examination by federal and state jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. Our 2016 and subsequent tax years remain open to examination by the IRS. Banzai had no open tax audits with any taxing authority as of December 31, 2023.

Net Loss Analysis

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2023	2022	Year $	Year %
Net loss	$(14,406)	$(15,468)	$1,062	-6.9%

For the years ended December 31, 2023 and 2022, Banzai reported net losses of $14.4 million and $15.5 million, respectively. This improvement is primarily due to a reduction in total other expenses of $4.6 million in 2023 compared to 2022, offset by an increase in operating expenses of $3.3 million and a decrease in gross profit of $0.3 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. On a recurring basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in an estimate, if any, will be reflected in the consolidated financial statements prospectively from the date of the change in the estimate.

We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Impairment of goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in December, or more frequently if a triggering event occurs between impairment testing dates. As of December 31, 2023, the Company had one operating segment, which was deemed to be its reporting unit, for the purpose of evaluating goodwill impairment.

The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. If, based on the qualitative test, the Company determines that it is "more likely than not” that the fair value of a reporting unit is less than its carrying value, then we evaluate goodwill for impairment by comparing the fair value of our reporting unit to its respective carrying value, including its goodwill. If it is determined that it is not likely that the fair value of the reporting unit is less than its carrying value, then no further testing is required.

The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. Fair values may be determined using a combination of both income and market-based approaches.

Recognition and measurement of convertible and Simple Agreement for Future Equity (SAFE) notes, including the associated embedded derivatives

The Company accounts for Simple Agreements for Future Equity ("SAFE") at fair value in accordance with ASC 480 Distinguishing Liabilities from Equity. The SAFEs are subject to revaluation at the end of each reporting period, with changes in fair value recognized in the accompanying Consolidated Statement of Operations.

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet.

Determination of the fair value of the warrant liabilities

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

Public Warrants

The Public Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations.

The Public Warrants were initially measured at fair value using a Monte Carlo simulation model and have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Warrant liabilities are classified as current liabilities on the Company's consolidated balance sheets.

GEM Warrants

The GEM Warrants were not considered indexed to the issuer’s stock as the holder’s ability to receive one percent of the total consideration received by the Company’s stockholders in connection with a Change of Control in lieu of the Warrant, where the surviving corporation is not publicly traded, adjusts the settlement value based on items outside the Company’s control in violation of the fixed-for-fixed option pricing model. As such, the Company recorded the Warrants as liabilities initially measured at fair value with subsequent changes in fair value recognized in earnings each reporting period.

The measurement of fair value was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, exercise price, term, volatility, risk-free rate, probability of dilutive term of three years, and expected time to conversion). The Company determined the Warrants were share issuance costs associated with an aborted offering. Aborted offering costs may not be deferred and charged against proceeds of a subsequent offering. As such, the Company recorded an expense for the corresponding fair value.

Recognition and measurement of stock compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards in accordance with ASC 718, Stock Compensation. The Company accounts for forfeitures as they occur. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Non-GAAP Financial Measures

Adjusted EBITDA

In addition to our results determined in accordance with U.S. GAAP, we believe that Adjusted EBITDA, a non-GAAP measure as defined below, is useful in evaluating our operational performance distinct and apart from certain irregular, non-cash, and non-operational expenses. We use this information for ongoing evaluation of operations and for internal planning purposes. We believe that non- GAAP financial information, when taken collectively with results under GAAP, may be helpful to investors in assessing our operating performance and comparing our performance with competitors and other comparable companies.

Non-GAAP measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We endeavor to compensate for the limitation of Adjusted EBITDA, by also providing the most directly comparable GAAP measure, which is net loss, and a description of the reconciling items and adjustments to derive the non-GAAP measure. Some of these limitations are:

•
Adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or contractual commitments;

•
Adjusted EBITDA does not reflect impairment and restructuring costs;

•
Adjusted EBITDA does not reflect interest expense or other income;

•
Adjusted EBITDA does not reflect income taxes;

•
Adjusted EBITDA does not reflect audit, legal, incremental accounting and other expenses tied to M&A or the Business Combination; and

•
Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently from the way we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should only be considered alongside results prepared in accordance with GAAP, including various cash-flow metrics, net income (loss) and our other GAAP results and financial performance measures.

Adjusted EBITDA Analysis

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2023	2022	Year $	Year %
Adjusted EBITDA (Loss)	$(10,218)	$(4,826)	$(5,392)	111.7%

For the year ended December 31, 2023, Banzai’s Adjusted EBITDA (loss) was $10.2 million, reflecting an increase in the loss of $5.4 million from $4.8 million for the year ended December 31, 2022. This year-over-year increase in loss is primarily attributable to increased general and administrative expenses.

Net Income/(Loss) to Adjusted EBITDA Reconciliation

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2023	2022	Year $	Year %
Net loss	$(14,406)	$(15,468)	$1,062	-6.9%
Other income, net	(63)	(151)	88	-58.3%
Depreciation expense	7	10	(3)	-30.0%
Stock based compensation	1,246	770	476	61.8%
Interest expense	2,631	1,651	980	59.4%
Interest expense - related party	2,923	729	2,194	301.0%
Provision for income taxes	-	-	-	nm
Loss (gain) on extinguishment of debt	-	57	(57)	-100.0%
Loss on modification of simple agreement for future equity	-	121	(121)	-100.0%
Loss on modification of simple agreement for future equity - related party	-	1,602	(1,602)	-100.0%
Change in fair value of simple agreement for future equity	(208)	308	(516)	-167.5%
Change in fair value of simple agreement for future equity - related party	(2,752)	4,078	(6,830)	-167.5%
Change in fair value of bifurcated embedded derivative liabilities	(1,405)	254	(1,659)	-653.1%
Change in fair value of bifurcated embedded derivative liabilities - related party	(3,063)	607	(3,670)	-604.6%
Transaction related expenses*	4,746	304	4,442	1461.2%
Adjusted EBITDA	$(10,218)	$(4,826)	$(5,392)	111.7%

* Transaction related expenses include

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2023	2022	Year $	Year %
Professional fees - audit	$560	$-	$560	nm
Professional fees - legal	254	102	152	149.0%
Incremental accounting	2,731	202	2,529	1252.0%
Market study, M&A support	1,201	-	1,201	nm
Transaction related expenses	$4,746	$304	$4,442	1461.2%

Liquidity and Capital Resources

Going Concern

Since inception, Banzai has financed its operations primarily from the sales of redeemable convertible preferred stock and convertible promissory notes, and proceeds from senior secured loans. As of December 31, 2023, Banzai had cash and cash equivalents of $2.1 million.

Banzai has incurred losses since its inception, had a working capital deficit of $34.1 million as of December 31, 2023, and had an accumulated deficit at December 31, 2023 totaling $46.8 million. As of December 31, 2023, Banzai had $9.2 million and $7.0 million aggregate principal amount outstanding on term/ promissory notes and convertible notes, respectively. Since December 31, 2023, Banzai has raised additional capital under the SEPA through the issuance of additional convertible notes for a total of $2.5 million and issued a non-cash share payment of a total of $1.5 million in partial settlement of the Yorkville Promissory Note financing; a $0.5 million non-cash share payment to settle the deferred fee liability recognized as of December

31, 2023, and payable to Yorkville in terms of the SEPA. Banzai has historically used debt financing proceeds principally to fund operations.

Banzai’s intends to seek additional funding through the SEPA arrangement and other equity financings in 2024. If Banzai is unable to raise such funding, Banzai will have to pursue an alternative course of action to seek additional capital through other debt and equity financing.

If Banzai is unable to raise sufficient additional capital, through future debt or equity financings or through strategic and collaborative ventures with third parties, Banzai will not have sufficient cash flows and liquidity to fund its planned business for 12 months from the issuance of these financial statements. There can be no assurances that Banzai will be able to secure alternate forms of financing at terms that are acceptable to management. In that event, Banzai might be forced to limit many of its business plans and consider other means of creating value for its stockholders. Based on the factors described above, and after considering management’s plans, there is substantial doubt about Banzai’s ability to continue as a going concern within one year from the date the financial statements were available to be issued. The accompanying consolidated financial statements have been prepared assuming Banzai will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Cash Flows

The following table sets forth Banzai’s cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2023	2022	Year $	Year %
Net loss	$(14,406)	$(15,469)	$1,063	-6.9%
Adjustments to reconcile net loss to net cash used in operating activities:	12,855	10,300	2,555	24.8%
Net cash used in operating activities	(1,551)	(5,168)	3,617	-70.0%
Net cash used in investing activities	-	(11)	11	-100.0%
Net cash provided by financing activities	2,621	4,416	(1,795)	-40.6%
Net increase / (decrease) in cash	1,070	(763)	1,833	-240.2%

Cash Flows for the Year Ended December 31, 2023

Net cash used in operating activities was $1.6 million for the year ended December 31, 2023. Net cash used in operating activities consists of net loss of $14.4 million, offset by total adjustments of $12.9 million for non-cash items and the effect of changes in working capital. Non-cash adjustments included non-cash issuance of shares to Yorkville in terms of the aggregate commitment fee of $3.3 million, non-cash issuance of warrants accounted for as liabilities of $2.4 million, non-cash GEM commitment fee of $2.0 million, stock-based compensation expense of $1.2 million, non-cash interest expense of $1.2 million ($0.5 million for related party), amortization of debt discount and issuance costs of $3.4 million ($2.4 million for related party), amortization of operating lease ROU assets of $0.2 million, fair value adjustments to simple agreement for future equity gain of $3.0 million (gain of $2.8 million for related party), fair value adjustments to bifurcated embedded derivative liabilities gain of $4.5 million (gain of $3.1 million for related party), fair value adjustment for warrant liabilities gain of $1.7 million (loss of $0.1 million for related party), and net of change in operating assets and liabilities of $8.1 million.

There were no net cash investing activities for the year ended December 31, 2023.

Net cash provided by financing activities was $2.6 million for the year ended December 31, 2023, and was primarily related to proceeds from convertible debt financing of $5.8 million ($2.6 million for related party), related party note payable financing of $4.4 million, offset by the effect of the Business Combination, net of transaction costs of $7.6 million.

Cash Flows for the Year Ended December 31, 2022

Net cash used in operating activities was $5.2 million for the year ended December 31, 2022. Net cash used in operating activities consists of net loss of $15.5 million, total adjustments of $10.3 million for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense of $0.8 million, non-cash interest expense of $0.9 million ($0.1 million for related party), bad debt expense of $(0.1 million), amortization of debt discount and issuance costs of $0.7 million ($0.5 million for related party), amortization of operating lease ROU assets of $0.2 million, impairment of operating lease ROU assets of $0.3 million, loss on extinguishment of debt of $0.1 million, loss on modification of SAFE $1.7 million ($1.6 million for related party), fair value adjustments to simple agreement for future equity of $4.4 million ($4.0 million for related party), fair value adjustments to bifurcated embedded derivative liabilities of $0.9 million ($0.6 million for related party), and net of change in operating assets and liabilities of $0.5 million.

Net cash used in investing activities was $(0.01) million for the year ended December 31, 2022, and was primarily related to the purchase of equipment.

Net cash provided by financing activities was $4.4 million for the year ended December 31, 2022, and was primarily related to convertible debt financing of $5.9 million ($4.2 million for related party), net of deferred offering cost payment of $1.5 million.

Capital Expenditure Commitments and Financing Requirements

($ in Thousands)	Total	Less than 1 year	1 - 3 Years
Debt principal - 14% CB PF convertible notes	$1,821	$1,821	$-
Debt principal - 14% CB PF term notes	6,500	6,500	-
Debt principal - 8% Alco promissory notes	4,400	4,400	-
Debt principal - 7GC Convertible promissory note	2,550	2,550	-
Debt principal - Yorkville Convertible promissory note	2,000	2,000	-
Interest on debt	3,364	1,375	1,989
Operating leases	241	241	-
Total capital expenditure commitments and financing requirements at December 31, 2023	$20,876	$18,887	$1,989

Debt principal - 14% CB PF convertible and term notes

On February 19, 2021, the Company entered into a loan agreement with CP BF Lending, LLC (“CP BF”) for $8,000,000 (the "Loan Agreement"). The Loan Agreement was comprised of a Term Note for $6,500,000 and a Convertible Note for $1,500,000, with the option upon the request of the Company for Additional Loan (“Additional Loan”) principal amount of up to $7,000,000, evidenced by additional notes with 81.25% of the principal amount of such Additional Loan being evidenced by a Term Note, and 18.75% of the principal amount of such an Additional Loan being evidenced by a Convertible Note. The Term Note bears cash interest at a rate of 14% per annum paid monthly and accrued interest payable-in-kind (“PIK”) cumulatively at 1.5% per annum. The outstanding principal balance of the Term Note together with accrued and unpaid interest thereon, unpaid fees and expenses and any other Obligations then due, shall be paid on February 19, 2025 (“Loan Maturity Date”). The Convertible Note accrues PIK interest cumulatively at a rate of 15.5% per annum, and is convertible into Class A Common Stock upon Qualified Financing (as defined in the agreement), upon a Change of Control (as defined in the agreement), upon Prepayment, or at Maturity at a fixed conversion price. If not sooner converted or prepaid, the Convertible Note principal together with accrued and unpaid interest thereon, unpaid fees and expenses and any other Obligations then due, shall be paid on the Loan Maturity Date. Upon the occurrence, and during the continuance, of an Event of Default (as defined in the agreement), interest on the Term Note will bear cash interest at a per annum rate of 20% (“Default Rate”) and no PIK interest shall accrue at any time during an Event of Default and the Convertible Note will bear PIK Interest at a per annum at the Default Rate.

Additionally, the Company may voluntarily prepay the Principal of the Loans, in accordance with their terms, in whole or in part at any time. On the date of any such prepayment, the Company will owe to Lender: (i) all accrued and unpaid Cash Interest with respect to the principal amount so prepaid through the date the prepayment is made; (ii) if such prepayment is prior to the twelve-month anniversary of the Closing Date, all unpaid interest (including for the avoidance of doubt, PIK Interest and Cash Interest) with respect to the principal amount so prepaid that would have been due and payable on or prior to the twelve-month anniversary of the Closing Date had the Loans remained outstanding until such twelve-month anniversary date (the “Yield Maintenance Premium”); (iii) the Exit Fee with respect to the principal amount so prepaid, calculated as 1.0% of the outstanding principal balance of the Loans, with only the portion of the principal balance so converted counted for purposes of determining the applicable Exit Fee; and provided further, that, in the event of a partial prepayment of the Loans, the Exit Fee shall be calculated on the principal amount so repaid and not on the entire outstanding principal balance thereof, and (iv) all other Obligations, if any, that shall have become due and payable hereunder with respect to the principal amount so prepaid.

The Loan Agreement contains customary covenants, including restrictions on the Company’s ability to incur indebtedness, grant liens or security interest on assets, make acquisitions, loans, advances or investments, or sell or otherwise transfer assets, among others. The Loan Agreement also contains other financial covenants related to minimum gross profit margin, minimum ARR (Annual Recurring Revenue) growth rate, and fixed charge ratio, among other financial covenants per the terms of the Loan Agreement. The Loan Agreement is secured by a first-priority Lien (subject to Permitted Liens) on and security interest in the Collateral pursuant to the terms of the Collateral Documents. The Loan Agreement named Joseph Davy, CEO, as Guarantor, and per the term of the Loan Agreement, he is willing to guarantee the full payment, performance and collection of all of the Credit Parties’ obligations thereunder and under the Loan Agreement, all as further set forth therein.

For all respective periods presented, the Company was not in compliance with the Minimum Gross Profit Margin covenant in section 7.14.1 of the Loan Agreement, the Minimum ARR Growth covenant in section 7.14.2 of the Loan Agreement, and the Fixed Charge Coverage Ratio covenant in section 7.14.3 of the Loan Agreement. As a result of the Company's noncompliance with the financial covenants, the entire principal amount and all unpaid and accrued interest will be classified as current on the Company's consolidated balance sheets.

Upon the occurrence of an Event of Default, and at any time thereafter unless and until such Event of Default has been waived by CP BF or cured to the satisfaction of Lender, subject to the exercise of customary commercial underwriting standards in determining such satisfaction, Lender may, without notice or demand to the Credit Parties declare the unpaid principal of and any accrued interest shall be immediately due and payable. While the Company and the Lender are engaged in good faith discussions to resolve these matters, no agreement to resolve such matters has been reached and all of the Loans remain in default for the reasons stated above, and the Lender is not presently exercising remedies, which the Lender reserves the right to so do at any time.

On October 10, 2022 the Loan Agreement was amended, where CP BF waived payment by the Company of four months of cash interest with respect to the Term Note in replacement for a Convertible Note (“First Amendment Convertible Note”) in the principal amount of $321,345, which is not considered an Additional Loan as defined above. The First Amendment Convertible Note has the same features as the Convertible Note described above.

Modification of Term and Convertible Notes (CP BF)

On August 24, 2023, the Company entered into a forbearance agreement (the "Forbearance Agreement") with CP BF Lending. Under the terms of this Forbearance Agreement, and as a result of the Company's non-compliance with certain covenants of its Loan Agreement with CP BF, CP BF agreed to (i) amend certain provisions of the Loan Agreement to clarify the treatment of the Merger with 7GC under the Loan Agreement, (ii) consent to the consummation of the Merger Agreement with 7GC and (iii) forbear from exercising any of its rights and remedies under the Loan Agreement with the Company from the effective date of the Forbearance Agreement until the earlier of (a) the four-month anniversary of the closing of the Merger if the Merger is closed on or prior to December 29, 2023, (b) December 29, 2023 if the Merger is not consummated on or prior to December 29, 2023 or (c) the date on which any Termination Event (as defined within the Forbearance Agreement) shall have occurred. In connection with the Forbearance Agreement, CP BF and the Company also agreed to amend and restate CP BF’s existing convertible promissory notes (the “A&R CP BF Notes”) so that they may remain outstanding following the closing of the Merger and, at CP BF’s option, be convertible into Class A shares of the combined company.

On December 14, 2023, the Company entered into the First Amendment to the Forbearance Agreement with the Lender. In particular, the Company agreed to pay the Lender an amount in cash equal to $23,748 (the “Amendment Fee”) on the execution date to extend the forbearance period from the four-month anniversary of the closing of the Merger to the six-month anniversary of the closing of the Merger. This amendment was deemed to be a debt modification in accordance with ASC 470, Debt, which will be accounted for prospectively. Modification does not result in recognition of a gain or loss in the consolidated statement of operations but does impact interest expense recognized in the future.

Debt principal - 8% Alco promissory notes

On August 30, 2023, the Company issued a subordinate promissory note (“Alco August Promissory Note”) in the aggregate principal amount of $150,000 to Alco Investment Company, a related party. Alco held its ownership of over 10% of the issued equity of the Company, through its ownership of Series A preferred stock. The Alco August Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on April 29, 2024. The Company recorded a $3,711 debt discount upon issuance of the Alco August Promissory Note. For the year ended December 31, 2023, interest expense on the Alco August Promissory Note totaled $4,494, comprised of $4,044 of contractual accrued interest and $450 for the amortization of the discount. As of December 31, 2023, $150,000 of principal and $4,044 of accrued interest is outstanding under the Alco August Promissory Note.

On September 13, 2023, the Company issued a subordinate promissory note (“Alco September Promissory Note”) in the aggregate principal amount of up to $1,500,000 to Alco Investment Company, a related party. The Alco September Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on January 10, 2024. The Company recorded $8,588 of debt issuance costs and a $638,808 debt discount upon issuance of the Alco September Promissory Note, relating to the share transfer agreements. For the year ended December 31, 2023, interest expense on the Alco September Promissory Note totaled $478,815, comprised of $30,575 of contractual accrued interest and $448,240 for the amortization of the discount. As of December 31, 2023, $1,500,000 of principal and $30,575 of accrued interest is outstanding under the Alco September Promissory Note.

On November 16, 2023, the Company issued a subordinate promissory note ("Alco November Promissory Note") in the aggregate principal amount of up to $750,000 to Alco Investment Company, a related party. The Alco November Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on April 13, 2024. The Company recorded a $363,905 debt discount upon issuance of the Alco November Promissory Note relating to the share transfer agreements. For the year ended December 31, 2023, interest expense on the Alco November Promissory Note totaled $94,005, comprised of $7,397 of contractual accrued interest and $86,608 for the amortization of the discount. As of December 31, 2023, $750,000 of principal and $7,397 of accrued interest is outstanding under the Alco November Promissory Note.

On December 13, 2023, the Company issued a subordinate promissory note ("Alco December Promissory Note") in the aggregate principal amount of up to $2,000,000 to Alco Investment Company, a related party. The Alco December Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on December 31, 2024. The Company recorded a $1,496,252 debt discount upon issuance of the Alco December Promissory Note, relating to the share transfer agreements. For the year ended December 31, 2023, interest expense on the Alco December Promissory Note totaled $39,087, comprised of $7,890 of contractual accrued interest and $31,197 for the amortization of the discount. As of December 31, 2023, $2,000,000 of principal and $7,890 of accrued interest is outstanding under the Alco December Promissory Note.

Modification of Alco September Promissory Note

In December 2023, the September 2023 Alco Promissory Note was amended to extend the maturity date to September 30, 2024. Alco is a related party to the Company due to its ownership of over 10% of the issued equity of the Company. The Company evaluated the terms of the Amendment in accordance with ASC 470-60, Troubled Debt Restructurings, and ASC 470-50, Debt Modifications and Extinguishments. The Company determined that the Company was granted a concession by the lender based on the decrease of the effective borrowing rate resulting from the First Amendment. Accordingly, the Company accounted for the Amendment as a troubled debt restructuring. As a result, the Company accounted for the troubled debt restructuring by calculating a new effective interest rate for the Amendment based on the carrying amount of the debt and the present value of the revised future cash flow payment stream. The troubled debt restructuring did not result in recognition of a gain or loss in the consolidated statement of operations but does impact interest expense to be recognized in future periods.

Debt principal - 7GC Convertible promissory note

The Company assumed two promissory notes in connection with the Merger which remained outstanding as of December 31, 2023. The promissory notes were issued on December 21, 2022 for a principal amount of $2,300,000 (“December 2022 7GC Note”) and on October 3, 2023 for a principal amount of $250,000 (“October 2023 7G Note, together with the December 2022 7GC Note, the “7GC Promissory Notes”). The 7GC Promissory Notes were issued to the Sponsor, 7GC & Co. Holdings LLC. The 7GC Promissory Notes do not bear interest and were repayable in full upon the earlier of the consummation of a business combination or the date the Company liquidates the trust account (the “Trust Account”) established in connection with the Company’s initial public offering (the “IPO”) upon the failure of the Company to consummate a business combination within the requisite time period. Under the original terms of the 7GC Promissory Notes, the Sponsor has the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into that number of shares of Class A common stock, $0.0001 par value per share, of the Company equal to the principal amount of the Note so converted divided by $10.00. As of December 31, 2023 and the Merger date, $2,550,000 was outstanding under the 7GC Promissory Notes.

Modification of Promissory Notes - 7GC

On December 12, 2023, in connection with the Merger, the Sponsor came to a non-binding agreement (“First Amendment”) with the Company to amend the optional conversion provision of the 7GC Promissory Notes. The First Amendment provided that the holder has the right to elect to convert up to the full amount of the principal balance of the 7GC Promissory Notes, in whole or in part, 30 days after the closing of the Merger (the “Closing”) at a conversion price equal to the average daily VWAP of the Class A Common Stock for the 30 trading days following the Closing. This amendment was deemed to be a debt modification in accordance with ASC 470, Debt, which will be accounted for prospectively. Modification does not result in recognition of a gain or loss in the consolidated statement of operations but does impact interest expense recognized in the future. Pursuant to ASC 470, if the modification or exchange of a convertible debt instrument is not accounted for as an extinguishment, the accounting for the change in the fair value of the embedded conversion option which increases the value of the embedded conversion option (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) is recorded as a reduction to the carrying amount of the 7GC Promissory Notes with a corresponding increase to additional paid in capital. The 7GC Promissory Notes were converted in full and subsequently cancelled on March 6, 2024.

Debt principal - Yorkville Convertible promissory note

On December 14, 2023, in connection with and pursuant to the terms of its Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (“Yorkville”), Yorkville agreed to advance to the Company, in exchange for convertible promissory notes, an aggregate principal amount of up to $3,500,000, $2,000,000 of which was funded at the Closing in exchange for the issuance by the Company of a Convertible Promissory Note (the “Yorkville Convertible Note”).

The Company received net proceeds of $1.8 million after a non-cash original issue discount of $0.2 million.

The Yorkville Convertible Note has a maturity date of June 14, 2024, and accrues interest at 0% per annum, subject to an increase to 18% per annum upon events of default as defined in the agreement. No default on this convertible note has occurred, as of the date of this annual report.

Additionally, Yorkville has the right to convert any portion of the outstanding principal into shares of Class A common stock at any time. The number of shares issuable upon conversion is equal to the amount of principal to be converted (as specified by Yorkville) divided by the Conversion Price (as defined in the Standby Equity Purchase Agreement disclosure below). Yorkville will not have the right to convert any portion of the principal to the extent that after giving effect to such conversion, Yorkville would beneficially own in excess of 9.99% of the total number of shares of Class A common stock outstanding after giving effect to such conversion.

Additionally, the Company, at its option, shall have the right, but not the obligation, to redeem early a portion or all amounts outstanding under the Promissory Notes at a redemption amount equal to the outstanding principal balance being repaid or redeemed, plus a 10% prepayment premium, plus all accrued and unpaid interest; provided that (i) the Company provides Yorkville with no less than ten trading days’ prior written notice thereof and (ii) on the date such notice is issued, the VWAP of the Class A common stock is less than the Fixed Price.

Upon the occurrence of certain triggering events, as defined in the Yorkville Convertible Note agreement, the Company may be required to make monthly repayments of amounts outstanding under the Yorkville Convertible Note, with each monthly repayment to be in an amount equal to the sum of (x) $1,000,000, plus (y) 10% in respect of such amount, and (z) all outstanding accrued and unpaid interest as of each payment date.
As of December 31, 2023, the principal amount outstanding under the Yorkville Convertible Note is $2 million.

The foregoing description of the Yorkville Convertible Note does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Yorkville Convertible Note, a copy of which is attached hereto as Exhibit 4.8, and incorporated herein by reference.

Interest on Debt

Interest on debt totals $3.4 million, representing the aggregate interest expenses / payments obligation to be paid and to be recognized during the rest of the terms of the Loan Agreements and Senior Convertible Notes, described above.

Operating Leases

Banzai has an operating lease for its real estate for office use. The lease term expires in October 2024. Banzai adopted ASC 842 Leases by applying the guidance at adoption date, January 1, 2022. The $234,043 balance recognized as of December 31, 2023 represents the future minimum lease payments under non-cancellable leases as liabilities.

Debt Structure and Maturity Profile

($ in Thousands)	Principal	Debt Discount / Issuance Cost	Carrying Value	Accrued Interest	Carrying Value and Accrued Interest
As of December 31, 2023
Debt principal - 14% CB PF term notes	$6,500	$(130)	$6,370	$289	$6,659
Debt principal - 8% Alco promissory notes	4,400	(1,945)	2,455	50	2,505
Debt principal - 7GC Convertible promissory note	2,550	(10)	2,540	-	2,540
Debt principal - Yorkville Convertible promissory note	2,000	(234)	1,766	-	1,766
Debt principal - 14% CB PF convertible notes	1,821	(42)	1,779	914	2,693
Total debt carrying values at December 31, 2023	$17,271	$(2,361)	$14,910	$1,253	$16,163

Contractual Obligations and Commitments

Revenue

Under ASC 606, revenue is recognized throughout the life of the executed aeagreement. Banzai measures revenue based on considerations specified in terms and conditions agreed to by a customer. Furthermore, Banzai recognizes revenue in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The performance obligation is satisfied by transferring control of the service to the customer, which occurs over time.

Leases

Banzai’s existing leases contain escalation clauses and renewal options. Banzai is not reasonably certain that renewal options will be exercised upon expiration of the initial terms of its existing leases. Prior to adoption of ASU 2016-02 effective January 1, 2022, Banzai accounted for operating lease transactions by recording lease expense on a straight-line basis over the expected term of the lease.

Banzai entered into a sublease which it had identified as an operating lease prior to the adoption of ASC 842 Leases. Banzai remains the primary obligor to the head lease lessor, making rental payments directly to the lessor and separately billing the sublessee. The sublease is subordinated to the master lease, and the sublessee must comply with all applicable terms of the master lease. Banzai subleased the real estate to a third-party at a monthly rental payment amount that was less than the monthly cost that it pays on the headlease with the lessor.

In evaluating long-lived assets for recoverability, Banzai calculated the fair value of the sublease using its best estimate of future cash flows expected to result from the use of the asset. When undiscounted cash flows to be generated through the sublease is less than the carrying value of the underlying asset, the asset is deemed impaired. If it is determined that assets are impaired, an impairment loss is recognized for the amount that the asset’s book value exceeds its fair value. Based on the expected future cash flows, Banzai recognized an impairment loss upon adoption of ASC 842 Leases of $303,327. The impairment loss was recorded to impairment loss on lease on the consolidated statement of operations for the year ended December 31, 2022.

Deferred underwriting fees

On December 28, 2023, the Company and Cantor amended the Fee Reduction Agreement to provide that the Reduced Deferred Fee was payable in the form of 1,113,927 shares of Class A Common Stock and to provide that Cantor is subject to a 12-month lock-up with respect to the Cantor Fee Shares. On December 28, 2023, the Company issued the Cantor Fee Shares to Cantor, covering the Reduced Deferred Fee in accordance with the Fee Reduction Agreement. The fair value of the 1,113,927 shares of Class A Common Stock was determined to be $2,450,639 on December 28, 2023 based on the Company's opening stock price of $2.20. Although the Company issued the Cantor Fee Shares, as of December 31, 2023, the Company has not satisfied its Cantor Registration Rights Obligations. As such, the Company cannot conclude that it has settled its outstanding obligations to Cantor. Therefore, neither criteria under ASC 405 for extinguishment and derecognition of the liability were satisfied and the $4,000,000 Reduced Deferred Fee remained outstanding as a current liability on the Company’s December 31, 2023 balance sheet.

GEM commitment fee liability

In May 2022, the Company entered into a Share Purchase Agreement with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, “GEM”) (the “GEM Agreement”) pursuant to which, among other things, upon the terms and subject to the conditions of the GEM Agreement, GEM is to purchase from the Company (or its successor following a Reverse Merger Transaction (as defined in the GEM Agreement)) up to the number of duly authorized, validly issued, fully paid and non-assessable shares of common stock having an aggregate value of $100,000,000 (the “GEM Financing”). Further, in terms of the GEM Agreement, on the Public Listing Date, the Company was required to make and execute a warrant ("GEM Warrant") granting GEM the right to purchase up to the number of common shares of the Company that would be equal to 3% of the total equity interests, calculated on a fully diluted basis, and at an exercise price per share equal to the lesser of (i) the public offering price or closing bid price on the date of public listing or (ii) the quotient obtained by dividing $650 million by the total number of equity interests.

On December 13, 2023, the Company and GEM entered into a binding term sheet (the “GEM Term Sheet”) and, on December 14, 2023, a letter agreement (the “GEM Letter”), agreeing to terminate in its entirety the GEM Agreement by and between the Company and GEM, other than with respect to the Company’s obligation (as the post-combination company in the Merger) to issue the GEM Warrant granting the right to purchase Class A Common Stock in an amount equal to 3% of the total number of equity interests outstanding as of the Closing, calculated on a fully diluted basis, at an exercise price on the terms and conditions set forth therein, in exchange for issuance of a $2.0 million convertible debenture with a five-year maturity and 0% coupon. Due to the determination of the final terms of the planned $2.0 million convertible debenture having not been finalized, nor the final agreement related to the convertible debenture having been executed, as of December 31, 2023, the Company recognized, concurrent with the close of the merger, a liability for the GEM commitment fee, along with a corresponding GEM commitment fee expense, in the amount of $2.0 million.

On February 5, 2024, the Company and GEM entered into a settlement agreement (the “GEM Settlement Agreement”), pursuant to which (a) the Company and GEM agreed to (i) settle the Company’s obligations under and terminate the binding term sheet entered into between Legacy Banzai and GEM, dated December 13, 2023, and (ii) terminate the share repurchase agreement, dated May 27, 2022, by and among the Company and GEM, and (b) the Company (i) agreed to pay GEM $1.2 million in cash within three business days of the GEM Settlement Agreement and (ii) issued to GEM, on February 5, 2024, an unsecured promissory note in the amount of $1.0 million, payable in monthly installments of $100,000 beginning on March 1, 2024, with the final payment to be made on December 1, 2024 (the “GEM Promissory Note”).

The GEM Promissory Note provides that, in the event the Company fails to make a required monthly payment when due, the Company shall issue to GEM a number of shares of Class A Common Stock equal to the monthly payment amount divided by the VWAP of the Class A Common Stock for the trading day immediately preceding the applicable payment due date. In addition, the Company agreed to register on a registration statement 2,000,000 shares of Class A Common Stock that may be issuable under the terms of the GEM Promissory Note. The GEM Promissory Note contains customary events of default. If an event of default occurs, GEM may, at its option, demand from the Company immediate payment of any outstanding balance under the GEM Promissory Note. As of the date of this Annual Report, we have issued an aggregate of 139,470 shares of Class A Common Stock to GEM in lieu of monthly payment obligations.

Off-Balance Sheet Arrangements

Banzai had no off-balance sheet arrangements as of December 31, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is included at the end of this Annual Report beginning on page F-1 and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2023, our Principal Executive Officer and Principal Financial Officer have concluded that, due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that evaluation, as of December 31, 2023, our principal executive officer and principal financial officer concluded that our internal controls and procedures are not effective, and that we have material weaknesses in our IT General Controls, adherence to the COSO Integrated Framework, and period end financial close and reporting process as described below.

(1) IT General Controls - We did not maintain an effective IT control environment because we did not maintain a formal cybersecurity governance program, sufficient provisioning, deprovisioning, user access reviews, and reviews of service organizations.

(2) COSO Entity Level Controls - We did not maintain effective controls over the identification and monitoring of related party relationships and transactions and have not yet implemented a formal delegation of authority process.

(3) Period end financial close and reporting - Our assessment of internal controls has identified a material weakness whereby the CFO has unrestricted administrative access to the General Ledger (GL) system. Given the concentration of responsibility includes approval of key transactions, bank account reconciliations, and journal entries, administrative access to the G/L system should be restricted to personnel outside of Accounting and Finance function.

Remediation of Material Weaknesses

We are committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. We are in the process of taking steps to remediate the identified material weaknesses and continue to evaluate our internal controls over financial reporting, including the following:

IT General Controls:

•
We have implemented enhanced segregation of duties and workflow approvals to prevent unauthorized changes in our systems.
•
Beginning in Q1 2024, we began utilizing the services of external consultants to review our internal controls environment and make recommendations to remediate the material weaknesses in our financial reporting.
•
Beginning in Q1 2024, we began utilizing the services of external consultants to complete a formal cybersecurity assessment and subsequently identified remediation plans to address any gaps and weaknesses.
•
We utilized the services of external consultants to assist in the development of an incident response plan that will be formalized in 2024.

COSO Entity Level Controls:

•
We utilized the services of external consultants to assist in the identification and documentation of entity level controls as of December 31, 2023. Additionally, in Q1 2024 we have completed a formal COSO mapping document and remediation plans have been drafted where gaps were identified.

•
We implemented an Audit Committee, Compensation Committee, Nominating and Governance Committee and Board of Directors immediately post-merger.

Period End Financial Close and Reporting:

•
We will assess our overall security role design and privileged user access for each of our in-scope applications, including our general ledger system.

As we continue our evaluation and improve our internal control over financial reporting, management may identify and take additional measures to address control deficiencies. We cannot assure you that we will be successful in remediating the material weaknesses in a timely manner.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our independent registered public accounting firm pursuant to exemptions provided to issuers that are non-accelerated filers as defined in Section 2(a) of the Securities Act of 1933.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that the merger transaction with 7GC & Holdings Inc., is considered a significant corporate event during the quarter ended December 31, 2023.

On December 14th, 2023, our company completed a merger transaction with 7GC & Co. Holdings Inc. As a result, there have been material changes to our internal control environment. Our management has diligently assessed and adjusted our internal control processes to accommodate the integration of systems, personnel, and financial reporting functions. We have implemented additional controls to address the combined entity’s financial reporting requirements, ensuring accuracy, reliability, and compliance. While we believe these adjustments enhance our overall control framework, we continue to monitor and evaluate their effectiveness to maintain the highest standards of financial reporting integrity.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Joseph P. Davy	34	Chief Executive Officer, Chairman and Director
Mark Musburger	60	Chief Financial Officer
Simon Baumer	38	Chief Technology Officer
Ashley Levesque	37	Vice President of Marketing
Rachel Stanley	41	Vice President of Customer Experience
Jack Leeney (3)	38	Director
Mason Ward (1)(2)(3)	42	Director
Paula Boggs (1)(2)(3)	64	Director
William Bryant (1)(2)	66	Director
(1) Member of the audit committee. (2) Member of the compensation committee. (3) Member of the nominating and corporate governance committee.

Executive Officer Biographies

Joseph P. Davy serves as our Chief Executive Officer and a member of our Board and prior to the Business Combination, served as Chief Executive Officer and as a member the Board of Legacy Banzai since co-founding Legacy Banzai in 2015. Prior to co-founding Legacy Banzai, Mr. Davy served as the General Manager at Avalara from 2013 to 2016. From 2012 to 2013, he served as Chief Executive Officer of Buystand. From 2012 to 2013, he also served as Customer Advisory Board Member at Microsoft Corp. Mr. Davy founded EvoApp in 2009 and served as its Chief Executive Officer and Chief Product Officer from 2009 to 2012. Prior to his service at EvoApp, Mr. Davy was a software engineer at International Business Machines Corp (IBM). Mr. Davy also served as a member of the board of directors of Legalpad Inc. from 2019 to 2022. Prior to joining IBM, Mr. Davy attended the University of North Carolina at Chapel Hill from 2007 to 2010. We believe Mr. Davy is qualified to serve on the Board due to his extensive venture capital experience and experience as founder and chief executive officer of Legacy Banzai.

Mark Musburger serves as our Chief Financial Officer and prior to this, served as Legacy Banzai’s Vice President of Finance since 2022. Mr. Musburger previously served as the Chief Financial Officer of Corvee from 2021 to 2022, as the Senior Director of Finance at Identity Digital from 2016 to 2021, as a Director, Finance at Avalara from 2014 to 2016 and as a Director, FP&A at Solavei from 2013 to 2014. Mr. Musburger holds a bachelor’s degree in finance and economics and a masters in business administration from Seattle University.

Simon Baumer serves as our Chief Technology Officer and prior to this, served as Legacy Banzai’s Chief Technology Officer since 2021. Prior to that, Mr. Baumer worked at Verivox GmbH as Vice President of Engineering from 2018 to 2021, as Head of Software Development from 2016 to 2021, and as Teamlead for Software Development from 2015 to 2021.

Ashley Levesque serves as our Vice President of Marketing and prior to this, served as Legacy Banzai’s Vice President of Marketing since 2021 and Director of Marketing from 2020 to 2021. Ms. Levesque previously served as Marketing host at RevGenius and as a Marketing Host for The Revenue Podcast in 2020. Ms. Levesque worked at Soft Robotics as Senior Marketing Manager from 2019 to 2020, as Manager of Marketing from 2018 to 2019, and as Commercial Operations Manager from 2017 to 2018, and as Executive Assistant to the Chief Executive Officer from 2016 to 2017. Ms. Levesque began her career in numerous roles at Bad Habit Productions, Inc. and Great Hill Partners. Ms. Levesque holds a master’s degree from the Boston Conservatory at Berklee and a bachelor’s degree from Lawrence University.

Rachel Stanley serves as our Vice President of Customer Experience and prior to this, served as Legacy Banzai’s Vice President of Revenue since 2022 and previously served as Legacy Banzai’s Vice President of Customer Experience from 2021 to 2022, as Senior Director of Customer Adoption and Support in 2021, as Director of Customer Adoption from 2020 to 2021, and as Enterprise Customer Success Manager from 2019 to 2020. In 2018, she served as Marketing Manager at Amazon. Prior to that, she worked at ACS Technologies as Team Leader from 2014 to 2018, as Implementation Consultant from 2012 to 2014, and as Launch and Onboarding Coordinator in 2012. Ms. Stanley worked at CRISTA Ministries as Administrative Assistant in the President’s Office from 2011 to 2012. Ms. Stanley holds a degree from Palm Beach Atlantic University.

Non-Executive Director Biographies

Jack Leeney has served as a member of the Board since December 2023, and prior to this, served as 7GC’s Chairman and Chief Executive Officer since its inception. Since September 2016, Mr. Leeney has served as a Founding Partner of 7GC & Co Sarl and is responsible for running the firm’s operations. Mr. Leeney led the firm’s investments in Cheddar TV, Capsule Pharmacy, hims & hers, Jyve, Roofstock, The Mom Project, and Reliance Jio. Since 2020, he has served as a director for The Mom Project. From December 2020 to November 2022, he served as a director of PTIC, a SPAC that closed an initial business combination with RW National Holdings, LLC (d/b/a Appreciate), the parent holding company of Renters Warehouse, in November 2022. Between April 2011 and December 2016, Mr. Leeney served on the boards of directors of Quantenna Communications, Inc. (Nasdaq: QTNA), DoAt Media Ltd. (Private), CinePapaya (acquired by Comcast), Joyent (acquired by Samsung), BOKU, Inc. (AIM: BOKU), Eventful (acquired by CBS) and Blueliv (Private). Previously, Mr. Leeney served as the Head of U.S. Investing for Telefonica Ventures, the investment arm of Telefonica (NYSE: TEF), between June 2012 and September 2016 and as an investor at Hercules Capital (NYSE: HTGC) between May 2011 and June 2012. He began his career as a technology-focused investment banker at Morgan Stanley in 2007, where he worked on the initial public offerings for Tesla Motors, LinkedIn, and Pandora. Mr. Leeney holds a B.S. from Syracuse University. We believe Mr. Leeney is qualified to serve on the Board due to his extensive venture capital experience.

Mason Ward has served as a member of the Board since December 2023, and prior to this, has served as the Chief Financial Officer of Alco Investment Company since 2018, and served as its Controller and Finance Director from 2015 to 2018. Prior to joining Alco, Mr. Ward served as an Infantry Officer in multiple operations, logistics, risk management and fiscal operations roles during two deployments to Afghanistan with the United States Army. Mr. Ward holds a B.S. in Civil Engineering from the University of Cincinnati and a Certificate in Accounting and a Masters in Business Administration from the University of Washington, and he is also a certified public accountant (inactive). We believe Mr. Ward is qualified to serve on the Board due to his extensive finance and accounting expertise and experience.

Paula Boggs has served as a member of the Board since December 2023, and prior to this, is the founder and owner of Boggs Media, LLC, which manages Ms. Boggs’ musical, public speaking, and other creative business endeavors. A former executive at the Starbucks Coffee Company, she led the global law department of Starbucks from 2002 to 2012 and was Corporate Secretary of the Starbucks Foundation. Prior to that, Ms. Boggs was a Vice President of Legal for products, operations and information technology at Dell Computer Corporation from 1997 to 2002 and also held the role of Senior Deputy General Counsel starting in June 1997. Before joining Dell, Ms. Boggs was a partner with the law firm of Preston Gates & Ellis LLP from 1995 to 1997. Ms. Boggs is also a voting member and Pacific Northwest Chapter Governor of the Recording Academy, and serves on the Newport Festivals Foundation board, overseeing both the Newport Jazz Festival and Newport Folk Festival. She was previously on the board of Fender; a member of the Board of Premera Blue Cross and chair of its compensation and investments committees; a member of the Nominating/Trusteeship, Audit/Compliance (including six years as the chair of the audit committee) and Executive Committees of Johns Hopkins University’s board of trustees; a member of the Executive Committee of KEXP Radio, an affiliate of National Public Radio and the University of Washington; a member of the audit committee for School of Rock LLC; a member of the American Bar Association board of governors, chairing its investments committee; a member of the President’s Committee for the Arts and the Humanities from 2013 through 2017; a member of the White House Council for Community Solutions from 2010 to 2012; a member of the audit and nominating committee of the American Red Cross; and a member of the board of Sterling Financial Inc. Ms. Boggs holds a B.A. from Johns Hopkins University and a J.D. from the University of California at Berkeley. We believe Ms. Boggs is qualified to serve on the Board due to her extensive governance and Fortune 500 experience with high-growth companies.

William Bryant has served as a member of the Board since December 2023, and prior to this, has served as the general partner of Threshold Ventures, a venture capital firm, since 2007 and has been a founder, board member, advisor and investor in over twenty venture backed startups. Prior joining Threshold Ventures, Mr. Bryant served as the Chief Executive Officer of Mixxer Inc. from 2005 to 2006, as a Venture Partner with Atlas Venture from 2001 to 2002 and as Chief Executive Officer and Chairman of Qpass Inc. from 1997 until its acquisition in 2001 by Amdocs. Mr. Bryant has also served as a director for multiple public and private companies, including, recently, Remitly Global (REMY) from 2015 to 2022. Mr. Bryant holds a Ph.D. in Business Strategy and a Masters in Business Administration in Business Strategy and Entrepreneurship from the University of Washington. We believe Mr. Bryant is qualified to serve on the Board due to his extensive experience in venture capital and as a public company board member.

Director Independence

The Board has determined that each of our directors other than Mr. Davy qualify as independent directors, as defined under the listing rules of The Nasdaq Global Market (the “Nasdaq listing rules”), and that the Board consists of a majority of

“independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and beneficial owners of more than 10% of our common stock to file reports with the SEC indicating their holdings of, and transactions in, Banzai’s equity securities. Based solely on a review of copies of these reports, we believe that all of our executive officers, directors, and 10% owners timely complied with all Section 16(a) filing requirements in 2023, except for one late Form 4 for each of Rachel Stanley, Mark Musburger, Simon Baumer, Joseph Davy and Jack Leeney, in each case, filed on December 19, 2023.

Code of Business Conduct and Ethics

We have a code of business conduct and ethics (the “Code of Conduct”) that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide, without charge, a copy of our Code of Conduct upon written request mailed to the attention of our Investor Relations Department at 435 Ericksen Ave NE, Suite 250, Bainbridge Island, WA 98110. Our Code of Conduct is available under the Corporate Governance section of our website at https://ir.banzai.io/corporate-governance/governance-overview.We will post on our website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the Code of Conduct. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Board Committees and Committee Composition

The Board has three standing committees: the audit committee, the compensation committee and the nominating and corporate governance committee. Each committee operates under a written charter that has been approved by the Board and satisfies the applicable listing standards of Nasdaq. Written copies of these committee charters may be obtained by contacting our Investor Relations Department at 435 Ericksen Ave NE, Suite 250, Bainbridge Island, WA 98110. These documents are also available on the Corporate Governance section of our website at https://ir.banzai.io/corporate-governance/governance-overview.

The Chair of each committee reviews and discusses the agendas and materials for meetings with senior management in advance of distribution to the other committee members, and reports to the Board on actions taken at each committee meeting. The following table sets forth the current membership of each committee.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Joseph P. Davy	—	—	—
Jack Leeney	—	—
Mason Ward		Chair
Paula Boggs			Chair
William Bryant	Chair		—

Audit Committee

The Audit Committee consists of William Bryant, who serves as the chairperson, Mason Ward, and Paula Boggs. Each member qualifies as an independent director under the Nasdaq corporate governance standards, and that each of Ms. Boggs and Mr. Bryant qualifies as independent under the independence requirements of Rule 10A-3 of the Exchange Act. In arriving at this determination, the Board examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

The Board determined that Mr. Bryant qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of Nasdaq. In making this determination, the Board considered Mr. Bryant’s: understanding of generally accepted accounting principles and financial statements, ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience in actively supervising one or more persons engaged in preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements; understanding of internal control over financial reporting; and understanding of audit committee functions. We are relying on the phase-in exemption provided under Rule 10A-3 of the Exchange Act and the Nasdaq rules. While we believe Mr. Ward may be deemed to own in excess of 10% of our Class A Common Stock, a class of voting securities, as of the date of this Annual Report, which would leave him outside the safe harbor provision of SEC Rule 10A-3, Mr. Ward will serve on the Audit Committee under the phase-in exemption referenced above. In accordance with the phase-in exemption, we expect that a majority of the members of our Audit Committee will satisfy the independence standards under the Exchange Act and Nasdaq listing rules within 90 days of the closing of the Business Combination and all members of our Audit Committee will satisfy the independence standards under the Exchange Act and Nasdaq listing rules within 12 months of the Closing of the Business Combination.

The primary purpose of the Audit Committee is to discharge the oversight responsibilities of the Board with respect to our corporate accounting and financial reporting processes, systems of internal control over financial reporting, and financial statement audits, as well as the quality and integrity of the financial statements and reports and to oversee the qualifications, independence, and performance of our independent registered public accounting firm. The Audit Committee also provides oversight assistance in connection with legal, risk, regulatory, and ethical compliance programs established by management and the Board. Specific responsibilities of the Audit Committee include:

•
helping the Board oversee its corporate accounting and financial reporting processes;
•
reviewing and discussing with management the adequacy and effectiveness of our disclosure controls and procedures;
•
assisting with design and implementation of our risk assessment functions;
•
managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•
discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
•
developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•
reviewing related person transactions;
•
obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law; and
•
approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

The Compensation Committee consists of Mason Ward, who serves as the chairperson, Paula Boggs and William Bryant. Each member is independent under the listing standards of Nasdaq, including Nasdaq’s controlled company exemption which is discussed below, and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

The primary purpose of the Compensation Committee will be to discharge the responsibilities of the Board in overseeing the Company’s compensation policies, plans, and programs and to review, approve, and/or recommend the compensation to be paid to its executive officers, directors, and other senior management, as appropriate. Specific responsibilities of the Compensation Committee include:

•
reviewing and recommending to the Company’s Board the compensation of the Chief Executive Officer and other executive officers;
•
reviewing and recommending to the Board the compensation of the Company’s directors;
•
administering the Company’s equity incentive plans and other benefit programs;

•
reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for the Company’s executive officers and other senior management;
•
reviewing and establishing general policies relating to compensation and benefits of the Company’s employees, including the Company’s overall compensation philosophy; and
•
reviewing and evaluating with the Chief Executive Officer the succession plans for the Company’s executive officers.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Paula Boggs, who serves as the chairperson, Jack Leeney and Mason Ward. Each member is independent under the listing standards of Nasdaq, including Nasdaq’s controlled company exemption which is discussed below.

Specific responsibilities of the Nominating and Corporate Governance Committee include:

•
identifying, reviewing, and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on the Board;
•
considering and making recommendations to the Board regarding the composition and chairmanship of the committees of the Board;
•
reviewing with the Chief Executive Officer the plans for succession to the offices of the Company’s executive officers and make recommendations to the Board with respect to the selection of appropriate individuals to succeed to these positions;
•
developing and making recommendations to the Board regarding corporate governance guidelines and matters; and
•
overseeing periodic evaluations of the Board’s performance, including committees of the Board.

Controlled Company Exemption

Mr. Davy controls more than a majority of the total voting power of stockholders of the Company. As a result, the Company is a “controlled company” within the meaning of Nasdaq corporate listing rules. Under Nasdaq listing rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain Nasdaq rules regarding corporate governance, including the following:

•
the requirement that a majority of its board of directors consist of independent directors;
•
the requirement that director nominees must be selected, or recommended for selection, by either (i) the independent directors constituting a majority of the board of directors’ independent directors in a vote in which only independent directors participate or (ii) a nominations committee comprised solely of independent directors;
•
the requirement to maintain a compensation committee with prescribed duties and a written charter comprised solely of independent directors; and
•
the requirement of an annual performance evaluation of our nominating and corporate governance and compensation committees.

As a “controlled company,” the Company may elect to rely on some or all of these exemptions. However, the Company does not currently intend to take advantage of any of these exemptions.

Item 11. Executive Compensation.

Executive Officer Compensation

Our named executive officers for the fiscal year ended December 31, 2023, consisting of our principal executive officer and the next two most highly compensated executive officers, were:

Joseph P. Davy, our Chief Executive Officer;

Mark Musburger, our Chief Financial Officer;

Simon Baumer, our Chief Technology Officer; and

Ashley Levesque, our Vice President of Marketing.

2023 Summary Compensation Table

The following table presents the compensation paid or awarded to our named executive officers with respect to the fiscal years ended December 31, 2023 and, to the extent required by SEC disclosure rules, December 31, 2022.

Name and Principal Position	Year	Salary ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Joseph P. Davy	2023	$300,000	$—		$—	$18,216	$318,216
Chief Executive Officer	2022	237,500	—		—	5,500	243,000
Mark Musburger	2023	216,000	1,133,105	(1)	—	—	1,349,105
Chief Financial Officer	2022	—	—		—	—	—
Simon Baumer	2023	250,000	289,559	(1)	—	—	539,559
Chief Technology Officer	2022	250,000	38,210		—	—	288,210
Ashley Levesque	2023	180,000	621,296	(1)	—	11,594	812,890
Vice President of Marketing	2022	151,818	7,642	(2)	—	3,000	162,460

(1)

The amounts disclosed represent the (i) aggregate grant date fair value of the stock options granted to our named executive officers during the fiscal year ended December 31, 2023 under the 2016 Plan Equity Incentive Plan (the “2016 Plan”) (Mr. Musburger, $1,104,209; Mr. Baumer $262,289; Ms. Levesque, $595,294) and (ii) the incremental cost under Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC Topic 718”) associated with a reduction in the exercise price of certain outstanding options that occurred in December 2023 (Mr. Musburger, $28,896; Mr Baumer, $27,270; Ms. Levesque, $26,002), each computed in accordance ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options are set forth in Note 19 to our audited consolidated financial statements included elsewhere in this Annual Report. This amount does not reflect the actual economic value that may be realized by the named executive officer.

(2)

The amounts disclosed represent the aggregate grant date fair value of the stock options granted to our named executive officers during the fiscal year ended December 31, 2022 under the 2016 Plan computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options are set forth in Note 19 to our audited consolidated financial statements included elsewhere in this Annual Report. This amount does not reflect the actual economic value that may be realized by the named executive officer.

(3)	Consists of Company contributions to the Company’s 401(k) plan.

Narrative Disclosure to Summary Compensation Table

Non-Equity Incentive Plan Compensation

In addition to base salaries, our named executive officers are eligible to receive annual performance-based cash bonuses, which are designed to provide appropriate incentives to our employees to achieve defined performance goals. None of our named executive officers received or will receive annual performance-based cash bonuses with respect to the fiscal years ended December 31, 2022 or December 31, 2023.

Equity Grants

To further align the interests of our executive officers with the interests of our stockholders and to further focus our executive officers on our long-term performance, Legacy Banzai historically granted equity compensation in the form of stock options. Stock options allow the holder to exercise the stock option and receive shares upon exercise, with the exercise price determined based on the fair market value of a share of common stock at the time of grant.

The stock options granted to our named executive officers vested or will vest in a 25% increment on the one-year anniversary of the vesting commencement date and thereafter 1/48th of the total shares underlying the option award vests in 36 equal monthly installments, subject to the named executive officer’s continued service at each vesting date.

During 2023, Ms. Levesque received option grants with respect to 115,000 shares with an original exercise price of $7.36 per share. On December 6, 2023, the Board approved a repricing of the 2023 option awards granted to Ms. Levesque, reducing the exercise price to $5.15 per share, which, upon the closing of the Business Combination, then increased to $8.38 and at the same time the original option grants reduced to 70,685 shares.

During 2023, Mr Baumer received option grants with respect to 50,000 shares with an original exercise price of $7.36 per share. On December 6, 2023, the Board approved a repricing of the 2023 option awards granted to Mr. Baumer, reducing the exercise price to $5.15 per share, which, upon the closing of the Business Combination, then increased to $8.38 and at the same time the original option grants reduced to 30,732 shares.

During 2023, Mr. Musburger received option grants with respect to 150,000 shares with an original exercise price of $7.36 per share. On December 6, 2023, the Board approved a repricing of the 2023 option awards granted to Mr. Musburger, reducing the exercise price to $5.15 per share, which, upon the closing of the Business Combination, then increased to $8.38 and at the same time the original option grants reduced to 92,199 shares.

Outstanding Equity Awards as of December 31, 2023

The following table presents the outstanding equity incentive plan awards held by each named executive officer as of December 31, 2023.

			Option Awards (1)
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#) (2)	Option Exercise Price Per Share ($)	Option Expiration Date
Joseph P. Davy	—	—	—	—	—	—
Mark Musburger	12/3/2023	10/1/2023	—	46,099	$8.38	12/2/2033
	12/3/2023	12/9/2022	9,219	27,660	$8.38	3/1/2033
	12/3/2023	12/9/2022	13,829	41,490	$8.38	3/1/2033
Simon Baumer	12/3/2023	12/9/2022	7,683	23,049	$8.38	3/1/2033
	2/16/2022	1/31/2022	14,725	16,007	$2.77	2/15/2032
	7/14/2021	7/1/2021	18,567	12,165	$2.82	7/14/2031
Ashley Levesque	12/3/2023	6/1/2022	26,507	44,179	$8.38	3/1/2033
	2/16/2022	1/31/2022	255	3,202	$2.77	2/15/2032
	7/14/2021	2/21/2021	153	2,152	$2.82	7/14/2031
	7/14/2021	7/1/2021	1,882	3,163	$2.82	7/14/2031

(1)	Each of the equity awards was granted under the 2016 Plan.
(2)

25% of the total shares underlying the option award vest on the one-year anniversary of the vesting commencement date, thereafter 1/48th of the total shares underlying the option award vest in 36 equal monthly installments, subject to the named executive officer’s continued service at each vesting date.

Additional Narrative Disclosure

401(k) Plan

We maintain a 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain Code limits, which are updated annually. We make employer contributions under the 401(k) plan and also have the ability to make employer profit sharing contributions to the 401(k) plan. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not generally taxable to the employees until withdrawn or distributed from the 401(k) plan.

Director Compensation

The Board reviews director compensation periodically to ensure that director compensation remains competitive such that the Company is able to recruit and retain qualified directors. While none of the non-employee directors received compensation during the fiscal years ended December 31, 2023 or December 31, 2022 for services rendered to the Company, in December 2023, the Company adopted a board of directors’ compensation program that is designed to align compensation with the Company’s business objectives and the creation of stockholder value, while enabling the Company to attract, retain, incentivize, and reward directors who contribute to the long-term success of the Company. Under that program, our non-employee directors are eligible to receive the following:

•
Annual base retainer of $100,000, to be paid as determined by the compensation committee;
•
Committee Chair Retainers: Audit Committee, $10,000; Compensation Committee, $5,000; and Nominating and Corporate Governance Committee, $5,000.
•
Committee Member Retainers: Audit Committee, $5,000; Compensation Committee, $2,500; and Nominating and Corporate Governance Committee, $2,500.

Our non-employee directors are also reimbursed for their reasonable out-of-pocket travel expenses to cover in-person attendance at and participation in Board and committee meetings.

Disclosure of Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information.

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The director or executive officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with the terms of our insider trading policy. The sale of any shares under such a plan will be subject to the Lock-Up Agreements, to the extent that the selling director or executive officer is a party thereto.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we are exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our chief executive officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity securities authorized for issuance as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by shareholders	748,087	$5.87	4,148,248

Equity compensation plans not approved by shareholders	—	—	—
Total	748,087	$5.87	4,148,248

(1)	Includes 3,576,076 shares available pursuant to our 2023 Equity Incentive Plan and 572,172 shares available pursuant to our Employee Stock Purchase Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of our Class A Common Stock and Class B Common Stock as of March 22, 2024 for:

•
each person known to us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;
•
each of our named executive officers;
•
each of our directors; and
•
all directors and named executive officers as a group.

Beneficial ownership of our Common Stock is determined in accordance with the rules of the SEC and generally includes voting and investment power with respect to the securities. Except as otherwise provided by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The number of shares of Common Stock used to calculate the percentage ownership of each listed person includes the shares of Common Stock underlying options or warrants or convertible securities held by such persons that are currently exercisable or convertible within 60 days of March 22, 2024, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Beneficial ownership as set forth below is based on our review of our record stockholders list and public ownership reports filed by certain stockholders of the Company and may not include certain securities held in brokerage accounts or beneficially owned by the stockholders described below.

Percentage of beneficial ownership is based on 17,756,963 shares of Class A Common Stock and 2,311,134 shares of Class B Common Stock outstanding as of March 22, 2024.

Name and Address of Beneficial Owner†	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock %
Directors and Named Executive Officers:
Jack Leeney (1)	5,064,110	25.2%
Joseph Davy (2)	2,315,532	11.5%
Simon Baumer (3)	49,938	* %
Ashley Levesque (4)	48,976	* %
Rachel Stanley (5)	48,376	* %
Mason Ward (6)	2,421,431	12.1%
Paula Boggs	—	—
Mark Musburger (7)	32,651	* %
William Bryant	26,228	* %
All Directors and Executive Officers of the Company as a Group (9 Individuals)	10,007,242	49.9%
Five Percent or Greater Holders:
7GC & Co. Holdings LLC (1)	5,064,110	25.2%
Mason Ward / ALCO Investment Company (6)	2,421,431	12.1%
Estate of Roland A. Linteau, III (8)	1,573,538	7.8%
Entities Affiliated with DNX Partners (9)	1,251,786	6.2%
Cantor Fitzgerald & Co. (10)	1,113,927	5.6%

*	Less than 1%.
†	Unless otherwise noted, the business address of each of the following persons is c/o Banzai International, Inc., 435 Ericksen Ave NE, Suite 250, Bainbridge Island, WA 98110.

(1)

7GC Sponsor is the record holder of such shares. VII Co-Invest Sponsor LLC and HC 7GC Partners I LLC are the managing members of 7GC Sponsor. VII Co-Invest Sponsor LLC is managed by SP Global Advisors LLC, which is managed by Jack Leeney. Each of Tom Hennessy and Joseph Beck are the managing members of HC 7GC Partners I LLC. As such, each of the foregoing individuals have voting and investment discretion with respect to and may be deemed to have shared beneficial ownership of the Class A Common Stock held of record by 7GC Sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The address of 7GC Sponsor is 388 Market Street, Suite 1300, San Francisco, CA 94111.

(2)

Consists of 4,398 shares of Class B Common Stock and 2,311,134 shares of Class B Common Stock. Each share of Class B Common Stock entitles its holder to ten votes on all matters presented to our stockholders generally, which has the effect of concentrating the majority of the aggregate voting power of our Common Stock with Mr. Davy (approximately 56.6% of the aggregate voting power as of March 22, 2024).

(3)	Consists of options to purchase 49,938 shares of Class A Common Stock exercisable within 60 days of March 22, 2024.
(4)	Consists of 10,705 shares of Class A Common Stock and options to purchase 38,271 shares of Class A Common Stock exercisable within 60 days of March 22, 2024.
(5)	Consists of 5,992 shares of Class A Common Stock and options to purchase 42,384 shares of Class A Common Stock exercisable within 60 days of March 22, 2024.
(6)

Consists of 25,170 shares of Class A Common Stock held directly by Mason Ward and 2,396,261 shares of Class A Common Stock held directly by Alco Investment Company (“Alco”). Mr. Ward is the Chief Financial Officer of Alco and, in such capacity, has voting and investment control over the shares held by Alco such that Mason Ward may be deemed to indirectly beneficially own the shares owned directly by Alco. The address of Alco is 33930 Weyerhaeuser Way S., Suite 150, Federal Way, Washington 98001.

(7)	Consists of options to purchase 32,651 shares of Class A Common Stock exercisable within 60 days of March 22, 2024.
(8)	The address of Estate of Roland A. Linteau III is c/o Justin D. Williams, 7320 Six Forks Road, Suite 100, Raleigh, North Carolina 27615.
(9)

Consists of (i) 916,289 shares of Class A Common Stock held by DNX Partners III, LP (“DNX III”), (ii) 320,645 shares of Class A Common Stock held by DNX Partners Japan III, LP (“DNX Japan III”) and (iii) 14,852 shares of Class A Common Stock held by DNX Partners S-III, LP (“DNX S-III”). DNX, LLC (“DNX III LLC”) is the general partner of DNX III and DNX Japan III, and DNX Partners S3, LLC (“DNX S3”) is the general partner of DNX S-III. Mitch Kitamura is the Managing Partner of DNX Partners and a Manager of each of DNX III LLC and DNX S3 and, in such capacity, has voting and investment control over the shares held by DNX III, DNX Japan III and DNX S-III such that Mr. Kitamura may be deemed to indirectly beneficially own the shares owned directly by DNX III, DNX Japan III and DNX S-III. The address of DNX III, DNX Japan III and DNX S-III is 55 East 3rd Avenue, San Mateo, California 94401.

(10)

Based upon a Schedule 13G filed with the SEC on February 12, 2024 by Cantor Fitzgerald & Co. (“CF&CO”), Cantor Fitzgerald Securities, Cantor Fitzgerald, L.P., CF Group Management, Inc. and Howard W. Lutnick reporting shared voting and dispositive power with respect to and beneficial ownership of 1,113,927 shares of Class A Common Stock. Cantor Fitzgerald Securities (“CFS”) controls the managing general partner of CF&CO. Cantor Fitzgerald, L.P. (“CFLP”) indirectly controls each of CFS and CF&CO. CFLP is controlled by CF Group Management, Inc. (“CFGM”), its managing general partner. Mr. Howard Lutnick is the Chairman and Chief Executive Officer of CFGM and also the trustee of CFGM’s sole stockholder and therefore controls CFGM. As such, each of CFS, CFLP, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the securities directly held by CF&CO. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The address of each of the reporting persons is 110 East 59th Street, New York, New York 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Banzai International, Inc. Related Party Transactions

Amended & Restated Registration Rights Agreement

In connection with the Business Combination, on the Closing Date, the Company, the 7GC Sponsor and certain securityholders of 7GC and Legacy Banzai entered into the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”), which amended and restated that certain Registration Rights Agreement, dated December 22, 2020. The A&R Registration Rights Agreements provides these holders (and their permitted transactions) with the right to require the Company, at the Company’s expense, to register shares of Class A Common Stock that they hold on customary terms for such a Business Combination, including customary demand and piggyback registration rights. The A&R Registration Rights Agreement also provides that the Company pay certain expenses of the electing holders relating to such registrations and indemnify them against certain liabilities that may arise under the Securities Act.

In addition, subject to certain exceptions, the A&R Registration Rights Agreement provides for certain restrictions on transfer with respect to the securities of the Company. Such restrictions began upon Closing and end at the earliest of (A) 180 days after the Closing and (B) the first date on which (x) the closing price of Class A Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (y) the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in the Company’s stockholders having the right to exchange their shares of Class A Common Stock for cash, securities, or other property.

Lock-up Agreements

In connection with the Business Combination, on the Closing Date, the Company and certain stockholders and executives of Legacy Banzai, including Legacy Banzai’s officers, directors, and certain holders of 10% or more of the outstanding shares of Legacy Banzai Common Stock as of the date of the Merger Agreement, entered into Lock-Up Agreements effective as of the Closing Date (each, a “Lock-Up Agreement”). The terms of the Lock-Up Agreements provide that such signatory stockholders agree not to, without the prior written consent of the Company (subject to certain exceptions): (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Securities Act and the rules and regulations of the SEC promulgated thereunder, any shares of Common Stock held by him, her, or it immediately after the Closing, any shares of Common Stock issuable upon the exercise of options to purchase shares, or any securities convertible into or exercisable or exchangeable for Common Stock held by him, her, or it immediately after the Closing, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of such shares of Common Stock or securities convertible into or exercisable or exchangeable for Common Stock, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise, or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii) until 180 days after the Closing Date.

Share Transfer Agreements

On December 13, 2023, in connection with the Business Combination, 7GC and the 7GC Sponsor entered into a share transfer agreement (the “December Share Transfer Agreement”) with Alco, pursuant to which for each $10.00 in principal borrowed under the New Alco Note, the 7GC Sponsor agreed to forfeit three shares of 7GC Class B Common Stock held by the 7GC Sponsor, in exchange for the right of Alco to receive three shares of Class A Common Stock, in each case, at (and contingent upon) the Closing, with such forfeited and issued shares capped at an amount equal to 600,000. On October 3, 2023 and November 16, 2023, 7GC, the 7GC Sponsor, and Alco also entered into share transfer agreements, pursuant to which the 7GC Sponsor agreed to forfeit an aggregate of 225,000 shares of 7GC Class B Common Stock held by the 7GC Sponsor, in exchange for the right of Alco to receive 225,000 shares of Class A Common Stock at (and contingent upon) the Closing (such share transfer agreements together with the December Share Transfer Agreement, the “Share Transfer Agreements”). Alco is subject to a 180-day lock-up period with respect to such shares of Class A Common Stock pursuant to the Share Transfer Agreements, subject to customary exceptions. Additionally, in connection with the December Share Transfer Agreement, (a) Legacy Banzai issued the New Alco Note to Alco in the aggregate principal amount of $2.0 million, which bears interest at a rate of 8% per annum and will be due and payable on December 31, 2024, and (b) Legacy Banzai, Alco, and the Lender agreed to amend that certain Subordinated Promissory Note issued by Legacy Banzai to Alco on September 13, 2023 in the aggregate principal amount of $1.5 million to extend the maturity date from January 10, 2024 to September 30, 2024. Immediately prior to, and substantially concurrently with, the Closing, (i) the 7GC Sponsor surrendered and forfeited to 7GC for no consideration an aggregate of 825,000 shares of the class B common stock of 7GC and (ii) the Company issued to Alco 825,000 shares of Class A Common Stock pursuant to the Share Transfer Agreements.

7GC Related Party Transactions

Related Party Loans

In connection with the extension of 7GC’s deadline to consummate an initial business combination, on December 21, 2022, 7GC issued to the 7GC Sponsor an unsecured promissory note, dated as of December 21, 2022 (the “2022 Promissory Note”), which provided for borrowings from time to time of up to an aggregate of $2.3 million. On October 3, 2023, 7GC also issued to the 7GC Sponsor an unsecured promissory note, dated as of October 3, 2023 (the “2023 Promissory Note,” and together with the 2022 Promissory Note, the "7GC Promissory Notes"), which provided for borrowings from time to time of up to an aggregate of $500,000.

Upon the Closing of the Business Combination, the 7GC Promissory Notes became payable, and the 7GC Sponsor gained the option, but not the obligation, to convert the principal balance of the 7GC Promissory Notes, in whole or in part, into shares of Class A Common Stock (the “Converted Shares”) equal to the principal amount of the 7GC Promissory Notes so converted divided by $10.00. On December 12, 2023, in connection with the Business Combination, the 7GC Sponsor and 7GC amended the optional conversion provision of the 7GC Promissory Notes to provide that the 7GC Sponsor has the right to elect to convert up to the full amount of the principal balance of the 7GC Promissory Notes, in whole or in part, 30 days after the Closing at a conversion price equal to the average daily VWAP of the Class A Common Stock for the 30 trading days following the Closing. Pursuant to these amended terms, each of the 7GC Promissory Notes was converted in full on February 2, 2024, resulting in the issuance to the 7GC Sponsor of an aggregate of 890,611 shares of our Class A Common Stock.

Administrative Support Agreement

As of December 31, 2023, the Company had accrued a total of approximately $40,000 related to office space, utilities, and secretarial and administrative support services, incurred by our predecessor, 7GC.

Legacy Banzai Related Party Transactions

Convertible Note Financing

Beginning in July 2022, Legacy Banzai issued convertible promissory notes (the “2022 Notes”) to certain accredited investors in an aggregate principal amount of approximately $6.0 million (of which $4.2 million was issued to related parties). The 2022 Notes accrued interest at a rate of 8% per annum. During the year ended December 31, 2023, Legacy Banzai issued additional convertible promissory notes to certain accredited investors in an aggregate principle amount of approximately $4.0 million (of which $2.6 million was issued to related parties) under the same terms of the 2022 Notes (together with the 2022 Notes, the “Legacy Banzai Notes”). The Legacy Banzai Notes, including principal and interest, converted into shares of our Class A Common Stock in connection with the Closing of the Business Combination.

The table below sets forth the aggregate principal amount of Legacy Banzai Notes issued to Legacy Banzai’s related parties:

Stockholder	Aggregate Principal Amount
Entities Affiliated with DNX Partners (1)	$1,500,000
ALCO (2)	$5,100,538
William Bryant (3)	$33,000
Mason Ward (4)	$150,000

(1)

Consists of (i) a 2022 Note issued to DNX III in the principal amount of $717,000 (ii) a 2022 Note issued to DNX Japan III in the principal amount of $258,000, (iii) a 2022 Note issued to DNX S-III in the principal amount of $25,000, (iv) a 2022 Note issued to DNX III in the principal amount of $358,500, (v) a 2022 Note issued to DNX Japan III in the principal amount of $129,000, (vi) a 2022 Note issued to DNX S-III in the principal amount of $12,500 ((i)-(iii) together, the “2022 DNX Notes”, (iv)-(vi) together, the “2023 DNX Notes” and, the 2022 DNX Notes and the 2023 DNX Notes, together, the “DNX Notes”). The 2022 DNX Notes were issued in on July 1,2022 and the 2023 DNX Notes were issued on May 11, 2023.

(2)

Consists of (i) a 2022 Note issued to ALCO in the principal amount of $1,000,000 on July 1, 2022, (ii) a 2022 Note issued to ALCO in the principal amount of $2,100,538.22 on July 19, 2022, (iii) a 2023 Note issued to ALCO in the principal amount of $1,500,000 on March 8, 2023 and (iv) a 2023 Note issued to ALCO in the principal amount of $500,000 on May 10, 2023.

(3)	Consists of (i) a 2023 Note issued to William Bryant in the principal amount of $33,000 on June 6, 2023.

(4)

Consists of (i) a 2022 Note issued to Mason Ward in the principal amount of $50,000 on July 28, 2022, (ii) a 2022 Note issued to Mason Ward in the principal amount of $50,000 on September 2, 2022, and (iii) a 2023 Note issued to Mason Ward in the principal amount of $50,000 on June 14, 2023.

Promissory Notes

On August 30, 2023, the Company issued a subordinate promissory note (“Alco August Promissory Note”) in the aggregate principal amount of $150,000 to Alco. Alco held approximately 5% of the issued equity of the Company, through its ownership of Series A Preferred Stock, for all periods presented. The Alco August Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on April 29, 2024 as amended on December 4, 2023.

On September 13, 2023, the Company issued a subordinate promissory note (“Alco September Promissory Note” and together with the Alco August Promissory Note, the “Alco Notes”) in the aggregate principal amount of up to $1,500,000 to Alco. The Alco September Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on September 30, 2024 as amended on December 14, 2023. The Alco Notes, including principal and interest, converted into shares of our Class A Common Stock in connection with the Closing of the Business Combination.

On November 16, 2023, the Company issued a subordinate promissory note ("Alco November Promissory Note") in the aggregate principal amount of up to $750,000 to Alco. The Alco November Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on April 13, 2024. As of December 31, 2023, $750,000 of principal and $7,397 of accrued interest is outstanding under the Alco November Promissory Note recorded in note payable - related party on the consolidated balance sheets.

On December 13, 2023, the Company issued a subordinate promissory note (“Alco December Promissory Note”) in the aggregate principal amount of up to $2,000,000 to Alco. The Alco December Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on December 31, 2024. As of December 31, 2023, $2,000,000 of principal and $7,890 of accrued interest is outstanding under the Alco December Promissory Note recorded in note payable - related party on the consolidated balance sheets.

Series A Preferred Stock Financing

In February 2020, Legacy Banzai issued and sold an aggregate of 2,129,476 shares of its Series A-1 Preferred Stock at a purchase price of $2.9155 per share, for an aggregate purchase price of approximately $6.2 million, and issued an aggregate of 199,347 shares of its Series A-2 Preferred Stock upon conversion of an aggregate of $100,000 in SAFE Agreements.

The table below sets forth the number of shares of Legacy Banzai Series A Preferred Stock purchased by Legacy Banzai’s related parties, which were converted into shares of our Class A Common Stock in connection with the Closing of the Business Combination:

Stockholder	Shares of Series A-1 and Series A-2 Preferred Stock	Total Cash Purchase Price	Conversion of SAFE
Entities affiliated with DNX Partners (1)	1,371,977	$3,999,999	$-
ALCO (2)	524,219	$999,999	$100,000
William Bryant (3)	17,149	$49,998	$-

(1)

Consists of (i) 1,104,166 shares of Series A-1 Preferred Stock purchased by DNX III, (ii) 350,266 shares of Series A-1 Preferred Stock purchased by DNX Japan III, and (iii) 7,545 shares of Series A-1 Preferred Stock purchased by DNX S-III. DNX III LLC is the general partner of DNX III and DNX Japan III, and DNX S3 is the general partner of DNX S-III. Mitch Kitamura, a member of Banzai’s board of directors, is the manager of each of DNX III LLC and DNX S3.

(2)

Consists of (i) 342,994 shares of Series A-1 Preferred Stock purchased by ALCO and (ii) 181,225 shares of Series A-2 Preferred Stock purchased by ALCO in consideration of the conversion of a SAFE Agreement issued to ALCO in 2016.

(3)	Consists of 17,149 shares of Series A-1 Preferred Stock purchased by William Bryant.

SAFE Financing

In September 2021, Legacy Banzai entered into SAFE Agreements (the “2021 SAFEs”) with accredited investors in an aggregate principal amount of approximately $3.8 million.

The table below sets forth the aggregate principal amount of 2021 SAFEs issued to Legacy Banzai’s related parties, which was converted into shares of our Class A Common Stock in connection with the Closing of the Business Combination:

Stockholder (3)(4)	Aggregate Principal Amount
Entities Affiliated with DNX Partners (1)	$1,000,000
ALCO (2)	$2,500,000
William Bryan (3)	$67,000

(1)

Consists of (i) a 2021 SAFE entered into with DNX III in the principal amount of $717,000, (ii) a 2021 SAFE entered into with DNX Japan III in the principal amount of $258,000, and (iii) a 2021 SAFE entered into with DNX S-III in the principal amount of $25,000 (together, the “DNX SAFEs”). Each of the DNX SAFEs were issued on September 17, 2021. DNX III LLC is the general partner of DNX III and DNX Japan III, and DNX S3 is the general partner of DNX S-III. Mitch Kitamura, a member of Banzai’s board of directors, is the manager of each of DNX III LLC and DNX S3.

(2)	Consists of a 2021 SAFE in the principal amount of $2,500,000 issued to ALCO on September 17, 2021.
(3)	Consists of a 2021 SAFE in the principal amount of $67,000 issued to William Bryant on September 17, 2021.

Related Person Transactions Policy

The Company is in the process of formally adopting a written related person transactions policy. The Board has historically identified, reviewed and approved any transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships) in Banzai or any of its subsidiaries and related persons are, were or would be participants, including the transactions described above. Prior to approving such a transaction, the material facts as to a director or officer’s relationship or interest in the agreement or transaction were disclosed to the Board.

Under the policy, a related person is any executive officer, director, nominee to become a director or a security holder known by us to beneficially own more than 5% of any class of our voting securities (a “significant stockholder”), including any of their immediate family members and affiliates, including entities controlled by such persons or such person has a 5% or greater beneficial ownership interest.

Each director and executive officer shall identify, and we shall request each significant stockholder to identify, any related person transaction involving such director, executive officer or significant stockholder or his, her or its immediate family members and inform the Chair of our Audit Committee pursuant to this policy before such related person may engage in the transaction. Each related person transaction must be reviewed and approved in accordance with our related party transactions policy either by the Audit Committee or, if the Audit Committee determines that the approval of such related party transaction should be considered by all of the disinterested, independent members of the Board, by the disinterested, independent members of the Board by the vote of a majority thereof.

In considering related person transactions, our Audit Committee or the disinterested, independent members of the Board, as the case may be, take into account the relevant available facts and circumstances, which may include, but are not limited to:

•
the size of the transaction and the amount payable to a related party;
•
the nature of the interest of the related party in the transaction;
•
whether the transaction may involve a conflict of interest;
•
whether the transaction involves the provision of goods or services to the Company that are available from unaffiliated third parties and, if so, whether the transaction is on terms and made under circumstances that are at least as favorable to the Company as would be available in comparable transactions with or involving unaffiliated third parties; and
•
any other information regarding the related party transaction or related party that would be material to investors in light of the circumstances of the transaction.

Our Audit Committee or the disinterested, independent members of the Board, as the case may be, shall approve only those related party transactions that they determine in good faith, based on all of the relevant information available to them, are in the best interests of the Company and our stockholders.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm, Marcum LLP, for the last two fiscal years include:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Audit Fees(1)	$560,000	$—
Audit-Related Fees(2)	40,500	—
Total	$600,500	$—

(1) Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services rendered in connection with our statutory and regulatory filings.

(2)Audit-Related Fees. Audit-related services consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Pre-Approval Policy

Except as permitted under federal law and SEC rules, all audit and non-audit services performed by our auditors must be pre-approved by the Audit Committee, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). All services reflected in the foregoing table were pre-approved by the Audit Committee in 2023 and 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 688)

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the Years ended December 31, 2023 and 2022

Consolidated Statements of Stockholders’ Deficit for the Years ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the Years ended December 31, 2023 and 2022

Notes to the Consolidated Financial Statements

(2) Financial Statements Schedules:

(3) All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(4) Exhibits: The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description
2.1+

Agreement and Plan of Merger, dated December 8, 2022, by and among Banzai, 7GC, First Merger Sub and Second Merger Sub (incorporated by reference to Annex A-1 to the Registration Statement on Form S-4 filed on August 31, 2023).

2.2

Amendment to Agreement and Plan of Merger, dated August 4, 2023, by and among the Company and 7GC (incorporated by reference to Annex A-2 to the Registration Statement on Form S-4 filed on August 31, 2023).

3.1

Second Amended and Restated Certificate of Incorporation of the Company, dated December 14, 2023. (incorporated by reference to the Exhibit 3.1 to the Current Report on Form 8-K filed on December 20, 2023).

3.2	Second Amended and Restated Bylaws of the Company, dated December 14, 2023 (incorporated by reference to the Exhibit 3.2 to the Current Report on Form 8-K filed on December 20, 2023).
4.1	Specimen Class A Common Stock Certificate of the Company (incorporated by reference to the Exhibit 4.1 to the Current Report on Form 8-K filed on December 20, 2023).
4.2	Specimen Class B Common Stock Certificate of the Company (incorporated by reference to the Exhibit 4.2 to the Current Report on Form 8-K filed on December 20, 2023).
4.3	Specimen Warrant Certificate of the Company (incorporated by reference to the Exhibit 4.3 to the Current Report on Form 8-K filed on December 20, 2023).
4.4

Warrant Agreement, dated December 22, 2020, by and between 7GC and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by 7GC on December 28, 2020).

4.5

Amended and Restated Convertible Promissory Note, by and among Banzai and CP BF Lending, LLC (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 filed by 7GC on August 30, 2023).

4.6

Subordinated Promissory Note, dated December 13, 2023, issued by the Company to Alco Investment Company (incorporated by reference to the Exhibit 4.5 to the Current Report on Form 8-K filed on December 20, 2023).

4.7

Warrant to Purchase Shares of Common Stock of Banzai International, Inc., dated December 15, 2023, issued by the Company to GEM Yield Bahamas Limited (incorporated by reference to the Exhibit 4.7 to the Current Report on Form 8-K filed on December 20, 2023).

4.8

Promissory Note, dated as of December 14, 2023, issued by Banzai International, Inc. to YA II PN, LTD (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 18, 2023)

4.9

Promissory Note, dated as of February 5, 2024, issued by Banzai International, Inc. to YA II PN, LTD (incorporated by reference to the Exhibit 4.11 to the Registration Statement on Form S-1 filed on February 5, 2024).

4.10*	Promissory Note Agreement, dated as of March 26, 2024, issued by Banzai International, Inc. to YA II PN, LTD.
4.11*	Description of Securities
10.1

Letter Agreement, dated December 22, 2020, by and among 7GC, its officers, its directors and the 7GC Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by 7GC on December 28, 2020).

10.2

Private Placement Warrants Purchase Agreement, dated December 22, 2020, by and between 7GC and the 7GC Sponsor (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by 7GC on December 15, 2020).

10.3

Amended and Restated Registration Rights Agreement, dated December 14, 2023, by and among the Company, the 7GC Sponsor, certain stockholders of the Company (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on December 20, 2023).

10.4

Form of Lock-Up Agreement, by and between the Company and certain stockholders and executives of Legacy Banzai (incorporated by reference to Annex D to the Registration Statement on Form S-4 filed on August 31, 2023).

10.5#	Banzai International, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on March 25, 2024).
10.6#	Banzai International, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on March 25, 2024).

10.7

Loan Agreement, dated February 19, 2021, by and among the Company, Joseph P. Davy as an Individual Guarantor, Demio, Inc., as an Individual Guarantor and CP BF Lending, LLC, as Lender (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 filed by 7GC on August 30, 2023).

10.8

Forbearance Agreement, dated August 24, 2023, by and among the Company, the guarantors party to the Loan Agreement (as defined therein), and CP BF Lending, LLC (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 filed by 7GC on August 30, 2023).

10.9	Promissory Note, dated October 3, 2023, issued by 7GC to the 7GC Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by 7GC on October 4, 2023).
10.10

Standby Equity Purchase Agreement, dated as of December 14, 2023, by and among the Company, YA II PN, LTD., and Banzai Operating Co LLC (f/k/a Banzai International, Inc.). (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 18, 2023).

10.11

Registration Rights Agreement, dated as of December 14, 2023, by and between the Company and YA II PN, LTD. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 18, 2023).

10.12

Share Transfer Agreement, dated December 13, 2023, by and among the Company, the 7GC Sponsor and Alco Investment Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 20, 2023).

10.13#	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on December 20, 2023).
10.14

Amendment to Fee Reduction Agreement, dated December 28, 2023, by and between the Company and Cantor Fitzgerald (incorporated by reference to the Exhibit 10.26 to the Registration Statement on Form S-1 filed on February 5, 2024).

10.15

Settlement Agreement, dated February 5, 2024, by and between the Company, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to the Exhibit 10.27 of Amendment No. 1 to the Registration Statement on Form S-1 filed on February 5, 2024).

10.16

Unsecured Promissory Note, dated February 5, 2024, issued by the Company to GEM Global Yield LLC SCS (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 8 ,2024).

10.17

Supplemental Agreement, dated February 5, 2024, by and between the Company and YA II PN, LTD (incorporated by reference to Exhibit 10.29 of Amendment No. 1 to the Registration Statement on Form S-1 filed on February 5, 2024).

10.18

Addendum to Letter Agreements, dated February 5, 2024, by and between the Company and Roth Capital Partners, LLC (incorporated by reference to the Exhibit 10.30 of Amendment No. 1 to the Registration Statement on Form S-1 filed on February 5, 2024).

19.1*	Banzai International, Inc. Insider Trading Policy.
21.1*	List of Subsidiaries.
23.1*	Consent of Marcum, LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Banzai International, Inc. Policy on Recoupment of Incentive Compensation.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANZAI INTERNATIONAL, INC.

Date: April 1, 2024	By:	/s/ Joseph Davy
Joseph Davy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Davy	Chief Executive Officer and Director	April 1, 2024
Joseph Davy	(Principle Executive Officer)

/s/ Mark Musburger	Chief Financial Officer	April 1, 2024
Mark Musburger	(Principal Financial Officer and Principal Accounting Officer)

/s/ Paula Boggs	Director	April 1, 2024
Paula Boggs

/s/ William Bryant	Director	April 1, 2024
William Bryant

/s/ Jack Leeney	Director	April 1, 2024
Jack Leeney

/s/ Mason Ward	Director	April 1, 2024
Mason Ward

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Banzai International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Banzai International, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2023.

Marlton, New Jersey

April 1, 2024

BANZAI INTERNATIONAL, INC.

Consolidated Balance Sheets

as of December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$2,093,718	$1,023,499
Accounts receivable	110,797	176,276
Less: Allowance for credit losses	(5,748)	(107,860)
Accounts receivable, net	105,049	68,416
Prepaid expenses and other current assets	741,155	333,507
Total current assets	2,939,922	1,425,422

Property and equipment, net	4,644	11,803
Goodwill	2,171,526	2,171,526
Operating lease right-of-use assets	134,013	307,258
Deferred offering costs	—	1,524,934
Other assets	38,381	38,381
Total assets	5,288,486	5,479,324

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	6,439,863	1,100,249
Simple agreement for future equity	—	663,804
Simple agreement for future equity - related party	—	8,802,196
Convertible notes	1,766,000	1,408,826
Convertible notes - related party	2,540,091	3,506,508
Convertible notes (CP BF)	2,693,841	2,276,534
Bifurcated embedded derivative liabilities	—	845,473
Bifurcated embedded derivative liabilities - related party	—	1,936,827
Notes payable	6,659,787	6,494,051
Notes payable - related party	2,505,137	—
Deferred underwriting fees	4,000,000	—
Deferred fee	500,000	—
Warrant liability	641,000	—
Warrant liability - related party	575,000	—
Earnout liability	59,399	289,099
Due to related party	67,118	—
GEM commitment fee liability	2,000,000	—
Deferred revenue	1,214,096	930,436
Operating lease liabilities, current	234,043	284,963
Accrued expenses and other current liabilities	5,194,240	745,373
Total current liabilities	37,089,615	29,284,339

Operating lease liabilities, non-current	—	234,043
Other long-term liabilities	75,000	75,000
Total liabilities	37,164,615	29,593,382

Commitments and contingencies (Note 17)

Stockholders' deficit:
Common stock, $0.0001 par value, 275,000,000 shares (250,000,000 Class A common stock and 25,000,000 Class B common stock) authorized and 16,019,256 shares (13,708,122 Class A common stock and 2,311,134 Class B common stock) and 6,445,599 shares (2,560,926 Class A common stock and 3,884,673 Class B common stock) issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1,602	645
Preferred stock, $0.0001 par value, 75,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	14,888,593	8,245,359
Accumulated deficit	(46,766,324)	(32,360,062)
Total stockholders' deficit	(31,876,129)	(24,114,058)
Total liabilities and stockholders' deficit	$5,288,486	$5,479,324

The accompanying notes are an integral part of these consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Consolidated Statements of Operations

for the Years ended December 31, 2023 and 2022

	For the Years Ended December 31,
	2023	2022
Operating income:
Revenue	$4,561,300	$5,332,979
Cost of revenue	1,444,618	1,956,964
Gross profit	3,116,682	3,376,015

Operating expenses:
General and administrative expenses	12,905,073	9,275,251
Depreciation expense	7,160	9,588
Impairment loss on operating lease	—	303,327
Total operating expenses	12,912,233	9,588,166

Operating loss	(9,795,551)	(6,212,151)

Other expenses (income):
SEPA commitment fee and deferred fee expense	3,826,176	—
GEM warrant expense	2,448,000	—
GEM commitment fee expense	2,000,000	—
Other income, net	(62,985)	(150,692)
Interest income	(813)	—
Interest expense	2,631,060	1,651,141
Interest expense - related party	2,923,414	728,949
Loss on extinguishment of debt	—	56,653
Change in fair value of warrant liability	(1,807,000)	—
Change in fair value of warrant liability - related party	115,000	—
Loss on modification of simple agreement for future equity	—	120,826
Loss on modification of simple agreement for future equity - related party	—	1,602,174
Change in fair value of simple agreement for future equity	(207,570)	307,569
Change in fair value of simple agreement for future equity - related party	(2,752,430)	4,078,431
Change in fair value of bifurcated embedded derivative liabilities	(1,404,863)	254,443
Change in fair value of bifurcated embedded derivative liabilities - related party	(3,063,278)	606,857
Change in fair value of convertible promissory notes	(34,000)	—
Total other expenses (income), net	4,610,711	9,256,351
Loss before income taxes	(14,406,262)	(15,468,502)
Provision for income taxes	—	—
Net loss	$(14,406,262)	$(15,468,502)

Net loss per share
Basic and diluted	$(2.10)	$(2.40)

Weighted average common shares outstanding
Basic and diluted	6,853,733	6,441,116

The accompanying notes are an integral part of these consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Deficit

for the Years ended December 31, 2023 and 2022

	Series A Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	2,328,823	$6,318,491	8,276,972	$828	$1,151,333	$(16,891,560)	$(15,739,399)
Retroactive application of recapitalization	(2,328,823)	(6,318,491)	(1,758,003)	(176)	6,318,667	—	6,318,491
Adjusted balance, beginning of period	—	—	6,518,969	652	7,470,000	(16,891,560)	(9,420,908)
Exercise of stock options	—	—	8,538	1	5,015	—	5,016
Repurchase of shares in High Attendance sale	—	—	(81,908)	(8)	8	—	—
Stock-based compensation	—	—	—	—	770,336	—	770,336
Net loss	—	—	—	—	—	(15,468,502)	(15,468,502)
Balance December 31, 2022, after giving effect to the recapitalization	—	$—	6,445,599	$645	$8,245,359	$(32,360,062)	$(24,114,058)
Reverse recapitalization (Note 4)	—	—	5,872,210	587	(17,859,146)	—	(17,858,559)
Conversion of simple agreement for future equity	—	—	41,626	4	456,230	—	456,234
Conversion of simple agreement for future equity - related party	—	—	551,949	55	6,049,711	—	6,049,766
Conversion of convertible notes	—	—	529,867	53	3,346,179	—	3,346,232
Conversion of convertible notes - related party	—	—	1,146,435	115	7,271,253	—	7,271,368
Modification of convertible notes payable - related party	—	—	—	—	9,909	—	9,909
Shares issued to Yorkville for aggregate commitment fee	—	—	300,000	30	3,287,970	—	3,288,000
Shares issued under share transfer agreement - related party	—	—	—	—	2,498,965	—	2,498,965
Issuance of Cantor fee shares	—	—	1,113,927	111	(111)	—	—
Exercise of stock options	—	—	17,643	2	30,759	—	30,761
Stock-based compensation	—	—	—	—	1,245,796	—	1,245,796
Excise tax	—	—	—	—	305,719	—	305,719
Net loss	—	—	—	—	—	(14,406,262)	(14,406,262)
Balance December 31, 2023	—	$—	16,019,256	$1,602	$14,888,593	$(46,766,324)	$(31,876,129)

The accompanying notes are an integral part of these consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

for the Years ended December 31, 2023 and 2022

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,406,262)	$(15,468,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,160	9,588
Provision for credit losses on accounts receivable	(102,112)	92,619
Non-cash shares issued to Yorkville for aggregate commitment fee	3,288,000	—
Non-cash issuance of warrants accounted for as liabilities	2,448,000	—
Non-cash GEM commitment fee expense	2,000,000	—
Non-cash interest expense	686,016	854,379
Non-cash interest expense - related party	513,977	55,086
Amortization of debt discount and issuance costs	958,822	235,463
Amortization of debt discount and issuance costs - related party	2,410,735	485,717
Amortization of operating lease right-of-use assets	173,245	152,018
Impairment of operating lease right-of-use assets	—	303,327
Stock based compensation expense	1,245,796	770,336
Loss on extinguishment of debt	—	56,653
Excise tax	305,719	—
Change in fair value of warrant liability	(1,807,000)	—
Change in fair value of warrant liability - related party	115,000	—
Loss on modification of simple agreement for future equity	—	120,826
Loss on modification of simple agreement for future equity - related party	—	1,602,174
Change in fair value of simple agreement for future equity	(207,570)	307,569
Change in fair value of simple agreement for future equity - related party	(2,752,430)	4,078,431
Change in fair value of bifurcated embedded derivative liabilities	(1,404,863)	254,443
Change in fair value of bifurcated embedded derivative liabilities - related party	(3,063,278)	606,857
Change in fair value of convertible promissory notes	(34,000)	—
Changes in operating assets and liabilities:
Accounts receivable	65,479	(86,308)
Prepaid expenses and other current assets	(407,648)	425,011
Deferred offering costs	(1,708,163)	—
Other assets	—	52,591
Accounts payable	5,339,614	660,844
Due to related party	67,118	—
Deferred revenue	283,660	(129,604)
Accrued expenses and other current liabilities	4,448,867	384,641
Operating lease liabilities	(284,963)	(243,596)
Earnout liability	(229,700)	(710,901)
Deferred fees	500,000	—
Other liabilities	—	(37,837)
Net cash used in operating activities	(1,550,781)	(5,168,175)
Cash flows from investing activities:
Purchase of property and equipment	—	(10,806)
Net cash used in investing activities	—	(10,806)
Cash flows from financing activities:
Effect of Merger, net of transaction costs (Note 4)	(7,615,462)	—
Deferred offering costs	—	(1,524,934)
Proceeds from issuance of notes payable, net of issuance costs - related party	4,387,701	—
Proceeds from issuance of convertible notes, net of issuance costs	3,235,000	1,753,558
Proceeds from issuance of convertible notes, net of issuance costs - related party	2,583,000	4,182,290
Proceeds from issuance of common stock	30,761	5,016
Net cash provided by financing activities	2,621,000	4,415,930
Net increase / (decrease) in cash	1,070,219	(763,051)
Cash at beginning of period	1,023,499	1,786,550
Cash at end of period	$2,093,718	$1,023,499
Supplemental disclosure of cash flow information:
Cash paid for interest	955,848	630,454
Cash paid (refund) for taxes	9,862	(4,875)
Non-cash investing and financing activities
Issuance of Cantor Fee Shares	(111)	—
Modification of convertible notes payable - related party	9,909	—
Shares issued to Yorkville for aggregate commitment fee	3,288,000	—
Shares issued under share transfer agreement - related party	2,498,965	—
Issuance of warrants accounted for as a liability	2,448,000	—
GEM commitment fee	2,000,000	—
Deferred offering costs	(3,233,097)
Conversion of simple agreement for future equity	456,234	—
Conversion of simple agreement for future equity - related party	6,049,766	—
Conversion of convertible notes	3,346,232	—
Conversion of convertible notes - related party	7,271,368	—
Convertible note issued in settlement of accrued interest	—	321,345
Convertible note issued in settlement of accrued interest - related party	—	100,538
Debt issuance costs	—	25,896
Bifurcated embedded derivative liabilities at issuance	—	541,223
Bifurcated embedded derivative liabilities at issuance - related party	—	1,292,777
Right-of-use assets obtained in exchange for lease obligations	—	762,603

The accompanying notes are an integral part of these consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

1. Organization

The Business

Banzai International, Inc. (the “Company” or “Banzai”) was incorporated in Delaware on September 30, 2015. Banzai is a leading enterprise SaaS Video Engagement platform used by marketers to power webinars, trainings, virtual events, and on-demand video content.

Close of the Merger

On December 14, 2023 (the “Closing Date”), 7GC & Co. Holdings Inc. ("7GC"), our predecessor company, consummated the business combination pursuant to the Agreement and Plan of Merger and Reorganization, dated as of December 8, 2022 (the “Original Merger Agreement”), by and among 7GC, Banzai International, Inc. (“Legacy Banzai”), 7GC Merger Sub I, Inc., an indirect wholly owned subsidiary of 7GC (“First Merger Sub”), and 7GC Merger Sub II, LLC, a direct wholly owned subsidiary of 7GC (“Second Merger Sub”), as amended by the Amendment to Agreement and Plan of Merger, dated as of August 4, 2023 (the “Merger Agreement Amendment” and, together with the Original Merger Agreement, the “Merger Agreement”), by and between 7GC and Legacy Banzai.

Pursuant to the terms of the Merger Agreement, a business combination between 7GC and Legacy Banzai was effected through (a) the merger of First Merger Sub with and into Legacy Banzai, with Legacy Banzai surviving as a wholly-owned subsidiary of 7GC (Legacy Banzai, in its capacity as the surviving corporation of the merger, the “Surviving Corporation”) (the “First Merger”) and (b) the subsequent merger of the Surviving Corporation with and into Second Merger Sub, with Second Merger Sub being the surviving entity of the Second Merger, which ultimately resulted in Legacy Banzai becoming a wholly-owned direct subsidiary of 7GC (the “Second Merger” and, together with the First Merger, the “Mergers” and, collectively with the other transactions described in the Merger Agreement, the “Merger”). On the Closing Date, and in connection with the closing of the Merger (the “Closing”), 7GC changed its name to Banzai International, Inc.

Although 7GC was the legal acquirer of Legacy Banzai in the merger, Legacy Banzai is deemed to be the accounting acquirer, and the historical financial statements of Legacy Banzai became the basis for the historical financial statements of the Company upon the closing of the merger.

Furthermore, the historical financial statements of Legacy Banzai became the historical financial statements of the Company upon the consummation of the merger. As a result, the financial statements included in this Annual Report reflect (i) the historical operating results of Legacy Banzai prior to the merger; (ii) the combined results of 7GC and Legacy Banzai following the close of the merger; (iii) the assets and liabilities of Legacy Banzai at their historical cost and (iv) the Legacy Banzai’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the merger.

The aggregate consideration payable to securityholders of Legacy Banzai at the Closing consisted of a number of shares of Class A Common Stock or shares of Class B Common Stock, and cash in lieu of any fractional shares of Class A Common Stock or shares of Class B Common Stock that would otherwise have been payable to any Legacy Banzai securityholders, equal to $100,000,000. See Note 4 - Reverse Merger Capitalization with 7GC & Co. Holdings Inc. for further details of the merger.

Termination of Hyros Acquisition and Amended Merger Agreement with 7GC

In December 2022, the Company entered into an Agreement and Plan of Merger with Hyros, Inc., ("Hyros") (the "Hyros Purchase Agreement") whereby Banzai would acquire 100% of the issued share capital of Hyros for approximately $110 million in a primarily stock transaction. The acquisition was expected to enhance Banzai’s role as a full-stack marketing technology platform, expand its total addressable market, to significantly enhance the Banzai platform and accelerate its long-term revenue growth and operational efficiency.

Concurrently, in December 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Original Merger Agreement") with 7GC & Co. Holdings Inc. (“7GC”), a blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities, pending the close of the Hyros Purchase Agreement. On July 31, 2023, Banzai sent a notice of termination to Hyros. On August 1, 2023, Banzai and Hyros terminated the Hyros Purchase Agreement and the Hyros Side

Letter (the “Hyros Transaction Termination”), with immediate effect, in connection with the inability to procure the Hyros audited financial statements on the timeline contemplated by the Hyros Purchase Agreement.

On August 4, 2023, the Company entered into an Amendment to the Agreement and Plan of Merger and Reorganization (the “Amended Merger Agreement” and together with the Original Merger Agreement, the “Merger Agreement”) with 7GC (the "Merger"). As a result of the Merger Agreement, all outstanding shares of capital stock of Banzai will be canceled and converted into the right to receive newly issued shares of common stock, par value $0.0001 per share, 7GC Common Stock determined based on a pre-money enterprise valuation of Banzai of $100 million and a $10.00 price per share of 7GC Common Stock.

Emerging Growth Company

Upon closure of the Merger, the Company became an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, as amended, (the "Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the "JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. Private companies are those companies that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, it adopts the new or revised standard at the time private companies adopt the new or revised standard. Therefore, the Company’s financial statements may not be comparable to certain public companies.

2. Going Concern

As of December 31, 2023 the Company had cash of approximately $2.1 million. For the year ended December 31, 2023, the Company used approximately $1.6 million in cash for operating activities. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of December 31, 2023, the Company had an accumulated deficit of approximately $46.8 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year of the date these financial statements were issued.

The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders and debt holders. Specifically, continuation is contingent on the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales and positive operating cash flows, which is not assured.

The Company’s plans include obtaining future debt and equity financings associated with the close of the Merger described in Note 4 - Reverse Merger Capitalization with 7GC & Co. Holdings Inc.. If the Company is unsuccessful in completing these planned transactions, it may be required to reduce its spending rate to align with expected revenue levels and cash reserves, although there can be no guarantee that it will be successful in doing so. Accordingly, the Company may be required to raise additional cash through debt or equity transactions. It may not be able to secure financing in a timely manner or on favorable terms, if at all. As a result, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

These accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial reporting.

Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of Banzai and its subsidiaries. The Company consolidates all entities over which the Company has the power to govern the financial and operating policies and therefore exercises control, and upon which the Company has a controlling financial interest. The existence and effect of both current voting rights and potential voting rights that are currently exercisable or convertible are considered when assessing whether control of an entity is exercised. The subsidiary is consolidated from the date at which the Company obtains control and is de-consolidated from the date at which control ceases. All intercompany balances and transactions have been eliminated. The accounting policies of the subsidiary has been changed where necessary to ensure consistency with the policies adopted by the Company.

In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments, intercompany adjustments, reclassifications and non-recurring adjustments) have been recorded to present fairly our financial position as of December 31, 2023 and 2022, and the results of operations and cash flows for the years ended December 31, 2023 and 2022.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the audited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that estimates made as of the date of the financial statements could change in the near term due to one or more future events. Actual results could differ significantly from these estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include estimates of impairment of goodwill, recognition and measurement of convertible and Simple Agreement for Future Equity (SAFE) notes, including the associated embedded derivatives, determination of the fair value of the warrant liabilities, and recognition and measurement of stock compensation.

Certain Risks and Uncertainties

The Company’s business and operations are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the world economy. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations. In addition, the Company will compete with many companies that currently have extensive and well-funded products, marketing and sales operations. The Company may be unable to compete successfully against these companies. The Company’s industry is characterized by rapid changes in technology and market demands. As a result, the Company’s products, services, or expertise may become obsolete or unmarketable. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer and market demands, and enhance its current technology. The Company is also subject to risks which include, but are not limited to, dependence on key personnel, reliance on third parties, successful integration of business acquisitions, protection of proprietary technology, and compliance with regulatory requirements.

Cash

The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. As of December 31, 2023 and 2022, the Company does not have any cash equivalents.

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company holds cash in banks in excess of federally insured limits. However, the Company believes risk of loss is minimal as the cash is held by large highly rated financial institutions. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds cash. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. Currently, the Company is reviewing its bank relationships in order to mitigate its risk to ensure that its exposure is limited or reduced to the FDIC protection limits.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consist of balances due from customers as well as from payment service providers. Payment terms range from due upon receipt, to net 30 days. Accounts receivable are stated net of an allowance for credit losses.

The allowance for expected credit losses is based on the probability of future collection under the current expected credited loss (“CECL”) impairment model which was adopted by the Company on January 1, 2023, as discussed below within Recent Accounting Pronouncements. The adoption of ASU No. 2016-13, Financial Instruments: Credit Losses (Topic 326) ("ASU 2016-13") did not have a material impact on these consolidated financial statements. Account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible. Subsequent recoveries are credited to the allowance. Changes in the allowance are recorded as adjustments to credit losses in the period incurred.

As of December 31, 2023 and 2022, the Company determined an allowance for credit losses of $5,748 and $107,860 was required, respectively. Further, for the years ended December 31, 2023 and 2022, the Company recognized bad debt expenses for accounts receivable balances of $65,013 and $142,162, respectively.

The following table presents changes in the allowance for credit losses for the year ended December 31, 2023:

Balance - January 1, 2023	$107,860
Change in provision for credit losses	(102,112)
Balance - December 31, 2023	$5,748

Property and Equipment

Property and equipment are recorded at cost and presented net of accumulated depreciation. Major additions and betterments are capitalized while maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed. Property and equipment are depreciated on the straight-line basis over their estimated useful lives (3 years for computer equipment).

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in December, or more frequently if a triggering event occurs between impairment testing dates. As of December 31, 2023, the Company had one operating segment, which was deemed to be its reporting unit, for the purpose of evaluating goodwill impairment.

The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. If, based on the qualitative test, the Company determines that it is "more likely than not” that the fair value of a reporting unit is less than its carrying value, then we evaluate goodwill for impairment by comparing the fair value of our reporting unit to its respective carrying value, including its goodwill. If it is determined that it is not likely that the fair value of the reporting unit is less than its carrying value, then no further testing is required.

The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. Fair values may be determined using a combination of both income and market-based approaches. There were no impairments of goodwill recorded for the years ended December 31, 2023 and 2022.

Deferred Offering Costs

In 2022 and 2023, the Company capitalized fees related to the Merger Agreement (see Note 1 - Organization and Note 4 - Merger) as an asset. These fees were recognized as a reduction of equity, upon Closing of the Merger on December 14, 2023.

Capitalized deferred offering costs consisted of the following, as of December 14, 2023 and December 31, 2022:

	December 14, 2023	December 31, 2022
SPAC-related legal fees	$2,973,077	$1,264,914
Investment bank advisory services	135,000	135,000
Federal Trade Commission filing fees	125,020	125,020
Total deferred offering costs capitalized	$3,233,097	$1,524,934

The entire balance of Deferred Offering Costs capitalized as of December 14, 2023, was reclassified to Additional Paid-in- Capital, on December 14, 2023, in connection with the closing of the Merger. As a result, there was no Deferred Offering Costs balance as of December 31, 2023.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Warrant Liability - related party

The Public Warrants are recognized as derivative liabilities in accordance with ASC 815 Derivatives and Hedging ("ASC 815"). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations.

The Public Warrants were initially measured at fair value using a Monte Carlo simulation model and have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Warrant liabilities are classified as current liabilities on the Company's consolidated balance sheets.

Warrant Liability

The GEM Warrants were not considered indexed to the issuer’s stock pursuant to ASC 815, as the holder’s ability to receive one percent of the total consideration received by the Company’s stockholders in connection with a Change of Control in lieu of the Warrant, where the surviving corporation is not publicly traded, adjusts the settlement value based on items outside the Company’s control in violation of the fixed-for-fixed option pricing model. As such, the Company recorded the Warrants as liabilities initially measured at fair value with subsequent changes in fair value recognized in earnings each reporting period.

The measurement of fair value was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, exercise price, term, volatility, risk-free rate, probability of dilutive term of three years, and expected time to conversion). The Company determined the Warrants were share issuance costs associated with an aborted offering to purchase equity. Aborted offering costs may not be deferred and charged against proceeds of a subsequent offering. As such, the Company recorded an expense for the corresponding fair value.

Simple Agreements for Future Equity—SAFE

The Company accounts for Simple Agreements for Future Equity ("SAFE") at fair value in accordance with ASC 480 Distinguishing Liabilities from Equity. The SAFEs are subject to revaluation at the end of each reporting period, with changes in fair value recognized in the accompanying Consolidated Statement of Operations.

Concentration of Business and Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company has no financial instruments with off-balance sheet risk of loss.

At December 31, 2023, no customers accounted for 10% or more of accounts receivable. At December 31, 2022, three customers accounted for 10% or more of accounts receivable with concentrations of 21%, 16%, and 10% and totaling approximately 47% of the total accounts receivable balance as of December 31, 2022. Total revenues from these customers amounted to $259,635 for the year ended December 31, 2022. For the years ended December 31, 2023 and 2022, no customers accounted for 10% or more of total revenues, respectively.

At December 31, 2023 and 2022, one supplier accounted for 10% or more of accounts payable.

Loss Per Share

Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share excludes, when applicable, the potential impact of stock options and convertible preferred stock because their effect would be anti-dilutive due to the net loss. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	As of December 31,
	2023	2022
Numerator:
Net loss attributable to common stock—basic and diluted	$(14,406,262)	$(15,468,502)

Denominator:
Weighted average shares—basic and diluted	6,853,733	6,441,116
Net loss per share attributable to common stock—basic and diluted	$(2.10)	$(2.40)

Securities that were excluded from loss per share as their effect would be anti-dilutive due to the net loss position that could potentially be dilutive in future periods are as follows:

	As of December 31,
	2023	2022
Options	748,086	370,998
Public warrants	11,500,000	—
GEM warrants	828,533	—
Total	13,076,619	370,998

Leases

The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are presented as right-of-use (“ROU”) assets and the corresponding lease liabilities are included in operating lease liabilities, current and operating lease liabilities, non-current on the Company’s balance sheets. ROU assets represent the Company's right to use an underlying asset, and lease liabilities represent the Company's obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term.

ROU assets and lease liabilities are recognized at commencement date and determined using the present value of the future minimum lease payments over the lease term. The Company uses an incremental borrowing rate based on estimated rate of interest for collateralized borrowing since the Company's leases do not include an implicit interest rate. The estimated incremental borrowing rate considers market data, actual lease economic environment, and actual lease term at commencement date. The lease term may include options to extend when it is reasonably certain that the Company will exercise that option. In addition, the Company does not recognize short-term leases that have a term of twelve months or less as ROU assets or lease liabilities. The Company recognizes operating lease expense on a straight-line basis over the lease term.

The Company has lease agreements which contain both lease and non-lease components, which it has elected to account for as a single lease component when the payments are fixed. As such, variable lease payments, including those not dependent on an index or rate, such as real estate taxes, common area maintenance, and other costs that are subject to fluctuation from period to period are not included in lease measurement.

The Company evaluates long-lived assets for recoverability if there are indicators of potential impairment. Indicators of potential impairment may include subleasing a location for less than the head lease cost. If there are indicators of potential impairment, the Company will test the assets for recoverability. If the undiscounted cash flows estimated to be generated are less than the carrying value of the underlying assets, the assets are deemed impaired. If it is determined that assets are impaired, an impairment loss is calculated based on the amount that the asset’s book value exceeds its fair value.

Revenue Recognition

Revenue is generated through Banzai providing marketing and webinar platform subscription software service for a set period of time. The Statement of Work ("SOW") or Invoice, and the accompanying documents are negotiated and signed by both parties (if applicable). Alternatively, customer contracting is achieved via self service and invoicing is initiated automatically once the customer accepts the terms and conditions on the platform, based on their selection of the desired subscription product. When execution or completion of the contract occurs, the contract is valid and revenue is earned when the service is provided for each period of performance, daily. The amount is paid by the customer based on the contract terms monthly, quarterly, or annually, with the majority paid via credit card processing.

The Company recognizes revenue in an amount that reflects the consideration to which it expects to be entitled in exchange for the transfer of promised services to its customers. To determine revenue recognition for contracts with customers, the Company performs the following steps described in ASC 606: (1) identifies the contract with the customer, or Step 1, (2) identifies the performance obligations in the contract, or Step 2, (3) determines the transaction price, or Step 3, (4) allocates the transaction price to the performance obligations in the contract, or Step 4, and (5) recognizes revenue when (or as) the entity satisfies a performance obligation, or Step 5.

Revenue from contracts with customers are not recorded until the Company has the approval and commitment from the parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and collectability of the consideration is probable. The Company also evaluates the following indicators, amongst others, when determining whether it is acting as a principal in the transaction (and therefore whether to record revenue on a gross basis): (i) whether the Company is primarily responsible for fulfilling the promise to provide the specified good or service, (ii) whether the Company has the inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customerCan and (iii) whether the Company has the discretion to establish the price for the specified good or service. If the terms of a transaction do not indicate that the Company is acting as a principal in the transaction, then the Company is acting as an agent in the transaction and therefore, the associated revenue is recognized on a net basis (that is revenue net of costs).

Revenue is recognized once control passes to the customer. The following indicators are evaluated in determining when control has passed to the customer: (i) whether the Company has a right to payment for the product or service, (ii) whether the customer has legal title to the product or service, (iii) whether the Company has transferred physical possession of the product or service to the customer, (iv) whether the customer has the significant risk and rewards of ownership of the product or service and (v) whether the customer has accepted the product or service. When an arrangement contains more than one performance obligation, the Company will allocate the transaction price to each performance obligation on a relative standalone selling price basis. The Company utilizes the observable price of products and services when they are sold separately to similar customers in order to estimate standalone selling price.

Costs of Revenue

Costs of revenue consist primarily of infrastructure, streaming service, data license and contracted services costs, as well as merchant fees and payroll costs.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $941,737 and $783,764 for the years ended December 31, 2023 and 2022, respectively, which are included in general and administrative expenses on the consolidated statements of operations.

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards in accordance with ASC 718, Stock Compensation. The Company accounts for forfeitures as they occur. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

Derivative Financial Instruments

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet. Refer to Note 8 - Fair Value Measurements and Note 14 - Debt for further detail.

Fair Value of Financial Instruments

In accordance with FASB ASC 820 Fair Value Measurements and Disclosures, the Company uses a three-level hierarchy for fair value measurements of certain assets and liabilities for financial reporting purposes that distinguishes between market participant assumptions developed from market data obtained from outside sources (observable inputs) and the Company's own assumptions about market participant assumptions developed from the best information available to us in the circumstances (unobservable inputs). The fair value hierarchy is divided into three levels based on the source of inputs as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3: Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management during the years ended December 31, 2023 and 2022. The carrying amount of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue, and other current liabilities approximated their fair values as of December 31, 2023 and 2022. During 2022, the Company carried convertible notes bifurcated embedded derivatives and Simple Agreements for Future Equity ("SAFE") investments at their fair value (see Note 8 - Fair Value Measurements for fair value information).

Business Combinations

The Company accounts for business combinations in accordance with FASB ASC 805 ("ASC 805"), Business Combinations. Accordingly, identifiable tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair values, the excess of the purchase consideration over the fair values of net assets acquired is recorded as goodwill, and transaction costs are expensed as incurred.

Recent Accounting Pronouncements

Recent accounting pronouncements not yet effective

In December 2023, the FASB issued ASU 2023-09 (Topic 740), Improvements to income tax disclosures, which enhances the disclosure requirements for the income tax rate reconciliation, domestic and foreign income taxes paid, requiring disclosure of disaggregated income taxes paid by jurisdiction, unrecognized tax benefits, and modifies other income tax-related disclosures.

The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively. The Company is currently evaluating the effect of adopting this guidance on its consolidated financial statements.

4. Reverse Merger Capitalization with 7GC & Co. Holdings Inc.

On December 14, 2023 (the "Closing Date"), Banzai consummated the previously announced Merger with 7GC, as a result of which Banzai became a wholly-owned subsidiary of 7GC. While 7GC was the legal acquirer of Banzai in the merger, for accounting purposes, Legacy Banzai was deemed to be the accounting acquirer in the merger. The determination was primarily based on Legacy Banzai’s stockholders having a majority of the voting power in the combined Company, Legacy Banzai having the ability to appoint a majority of the Board of Directors of the Company, Legacy Banzai’s existing management team comprising the senior management of the combined Company, Legacy Banzai comprising the ongoing operations of the combined Company and the combined Company assumed the name “Banzai International, Inc.”. Accordingly, for accounting purposes, the merger was treated as the equivalent of Legacy Banzai issuing stock for the net assets of 7GC, accompanied by a recapitalization. The net assets of 7GC are stated at historical cost, with no goodwill or other intangible assets recorded.

Preferred Stock Conversion

Immediately prior to the First Merger (the "First Effective Time"), each share of Legacy Banzai Series A preferred stock, par value $0.0001 (the “Legacy Banzai Preferred Stock”), that was issued and outstanding was automatically converted into one share of Legacy Banzai Class A Common Stock, par value $0.0001 (the “Legacy Banzai Class A Common Stock”) in accordance with the Amended and Restated Certificate of Incorporation of Legacy Banzai, such that each converted share of Legacy Banzai Preferred Stock was no longer outstanding and ceased to exist, and each holder of shares of Legacy Banzai Preferred Stock thereafter ceased to have any rights with respect to such securities.

At the First Effective Time, by virtue of the First Merger and without any action on the part of 7GC, First Merger Sub, Legacy Banzai or the holders of any of the following securities:

(a)
each outstanding share of Legacy Banzai Class A Common Stock, including the shares of Legacy Banzai Class A Common Stock from the conversion of the Legacy Banzai Preferred Stock described above, and each outstanding share of Class B common stock of Legacy Banzai, par value $0.0001 per share (the “Legacy Banzai Class B Common Stock” and together with Legacy Banzai Class A Common Stock, “Legacy Banzai Common Stock”) (in each case, other than dissenting shares and any shares held in the treasury of Legacy Banzai), was cancelled and converted into the right to receive a number of shares of Class A Common Stock or a number of shares of Class B common stock of the Company, par value $0.0001 (“Class B Common Stock” and, collectively with the Class A Common Stock, the “Common Stock”), respectively, equal to (x) the Per Share Value (as defined below) divided by (y) $10.00 (the “Exchange Ratio”);
(b)
(1) each option to purchase Legacy Banzai Class A Common Stock (“Legacy Banzai Option”), whether vested or unvested, that was outstanding immediately prior to the First Effective Time and held by any securityholders of Legacy Banzai immediately prior to the First Effective Time (each, a “Pre-Closing Holder”) who was providing services to Legacy Banzai immediately prior to the First Effective Time (a “Pre-Closing Holder Service Provider”), was assumed and converted into an option (a “Company Option”) to purchase shares of Class A Common Stock, calculated in the manner set forth in the Merger Agreement; and (2) the vested portion of each Legacy Banzai Option that was outstanding at such time and held by a Pre-Closing Holder who was not then providing services to Legacy Banzai (a “Pre-Closing Holder Non-Service Provider”) was assumed and converted into a Company Option to purchase shares of Class A Common Stock, calculated in the manner set forth in the Merger Agreement;
(c)
each right of each SAFE investor to receive a portion of the Total Consideration (as defined below) pursuant to certain Simple Agreements for Future Equity (“each, a “SAFE Agreement”) that was outstanding immediately prior to the First Effective Time was cancelled and converted into the right (each, a “SAFE Right”) to receive a number of shares of Class A Common Stock equal to (i) the Purchase Amount as defined in the applicable SAFE Agreement that governed such SAFE Right (the “SAFE Purchase Amount”) in respect of such SAFE Right divided by the Valuation Cap Price as defined in each SAFE Agreement in respect of such SAFE Right multiplied by (ii) the Exchange Ratio; and
(d)
each Subordinated Convertible Note set forth in Section 1.1(a) of the Legacy Banzai disclosure schedules to the Merger Agreement (the “Subordinated Convertible Notes”) that was outstanding immediately prior to the First Effective Time was cancelled and converted into the right to receive a number of shares of Class A Common Stock equal to (i) all of the outstanding principal and interest in respect of such Subordinated Convertible Note, divided by the quotient obtained by dividing the Valuation Cap by the Fully Diluted Capitalization (each as defined in and determined pursuant to the terms of such Subordinated Convertible Note) in respect of such Subordinated Convertible Note, multiplied by (ii) the Exchange Ratio.
(e)
“Per Share Value” equals (i) an amount equal to $100,000,000, payable in shares of Class A Common Stock or shares of Class B Common Stock, as applicable (the “Total Consideration”), divided by (ii) (A) the total number of shares of Legacy Banzai Class A Common Stock and Legacy Banzai Class B Common Stock issued and outstanding as of immediately prior to the First Effective Time, (B) the maximum aggregate number of shares of Legacy Banzai Class A Common Stock issuable upon full exercise of Legacy Banzai Options issued, outstanding, and vested immediately prior to the First Effective Time, (C) the maximum aggregate number of shares of Legacy Banzai Class A Common Stock issuable upon conversion of certain senior convertible notes outstanding as of immediately prior to the First Effective Time at the applicable conversion price, (D) the maximum aggregate number of shares of Legacy Banzai Class A Common Stock issuable upon conversion of all of the outstanding principal and interest under the Subordinated Convertible Notes as of immediately prior to the First Effective Time at the applicable conversion price, and (E) the maximum aggregate number of shares of Legacy Banzai Class A Common Stock issuable upon conversion of the SAFE Purchase Amount under each SAFE Right as of immediately prior to the First Effective Time at the applicable SAFE Conversion Price.

At the effective time of the Second Merger (the “Second Effective Time”), by virtue of the Second Merger and without any action on the part of 7GC, Surviving Corporation, Second Merger Sub or the holders of any securities of 7GC or the Surviving Corporation or the Second Merger Sub, each share of common stock of the Surviving Corporation issued and outstanding immediately prior to the Second Effective Time was cancelled and extinguished, and no consideration was delivered therefor.

Retroactive Restatement for Conversion of Common Stock and Series A Preferred Stock by Applying Exchange Ratio

Upon the closing of the merger, holders of Legacy Banzai common stock and Series A preferred stock received shares of common stock in an amount determined by application of the Exchange Ratio. In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparable periods, prior to the merger, up to December 14, 2023, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy Banzai’s stockholders in connection with the merger. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Banzai’s outstanding Series A preferred stock and Legacy Banzai’s common stock prior to the merger have been retroactively restated as shares reflecting the exchange ratio of approximately 0.6147 established in the merger. Legacy Banzai’s Series A preferred stock previously classified as temporary equity was retroactively adjusted, converted into common stock and reclassified to permanent equity as a result of the reverse recapitalization. The consolidated assets, liabilities, and results of operations prior to the merger are those of Legacy Banzai.

The aggregate consideration payable to securityholders of Banzai at the Closing Date was equal to $100,000,000. Holders of 3,207,428 shares of 7GC's Class A common stock, par value $0.0001 per share ("7GC Class A Common Stock"), exercised their right to redeem their shares for cash at a redemption price of approximately $10.76 per share, for an aggregate redemption amount of $34,524,065. Immediately prior to the Closing Date, each share of Banzai's Preferred Stock that was issued and outstanding was automatically converted into one share of Banzai's Class A Common Stock, par value $0.0001 per share. Each share of Banzai's Class B Common Stock that was not held by the Chief Executive Officer of the Company converted to one share of Banzai's Class A Common Stock, while the Chief Executive Officer received Class B Common Stock.

On the terms and subject to the conditions set forth in the Merger Agreement, at the Second Effective Time, each share of common stock of the Surviving Corporation issued and outstanding immediately prior to the Second Effective Time was cancelled and no consideration was delivered therefore.

Treatment of Outstanding Equity Awards

In addition, as of the First Effective Time: (i) each Legacy Banzai Option, whether vested or unvested, that was outstanding immediately prior to the First Effective Time and held by a Pre-Closing Holder Service Provider, was assumed and converted into a Company Option with respect to a number of shares of Class A Common Stock calculated in the manner set forth in the Merger Agreement; and (ii) the vested portion of each Legacy Banzai Option that was outstanding at such time and held by a Pre-Closing Holder Non-Service Provider was assumed and converted into a Company Option with respect to a number of shares of Class A Common Stock calculated in the manner set forth in the Merger Agreement. See Note 19 - Stock-Based Compensation for further details related to the outstanding equity awards.

Treatment of SAFE Rights

As of the First Effective Time, each SAFE Right that was outstanding immediately prior to the First Effective Time was cancelled and converted into and became the right to receive a number of shares of Class A Common Stock equal to the SAFE Purchase Amount in respect of such SAFE Right divided by the SAFE Conversion Price in respect of such SAFE Right multiplied by (ii) the Exchange Ratio. See Note 16 - Simple Agreements for Future Equity for further details related to the SAFEs.

Treatment of Convertible Notes

As of the First Effective Time, each Subordinated Convertible Note that was outstanding immediately prior to the First Effective Time was cancelled and converted into the right to receive a number of shares of Class A Common Stock equal to (i) all of the outstanding principal and interest in respect of such Subordinated Convertible Note divided by the Subordinated Convertible Note Conversion Price in respect of such Subordinated Convertible Note, multiplied by (ii) the Exchange Ratio. In connection with the Forbearance Agreement and amended and restated Senior Convertible Notes, each Senior Convertible Note remained outstanding following the Closing (to be convertible at CP BF’s option into shares of Class A Common Stock after the Merger).

On December 14, 2023, Legacy Banzai entered into the Forbearance Amendment, pursuant to which CP BF agreed not to exercise any right or remedy under the Loan Agreement with CP BF entered into on February 19, 2021 (the “CP BF Loan Agreement”), including its right to accelerate the aggregate amount outstanding under the CP BF Loan Agreement, until (a) the date that is the earlier of the date that all Yorkville Promissory Notes to be issued under the SEPA (See below for further detail) have been repaid (and/or converted) in full, or (b) six months after the Closing of the Merger. See below and Note 14 - Debt for further details.

Material Agreements Related to the Close of the Merger

In connection with the close of the merger, the following material agreements and transactions were entered into by 7GC and Legacy Banzai:

•
Sponsor Forfeiture Agreement - On August 4, 2023, 7GC, 7GC & Co. Holdings LLC, a Delaware limited liability company (the “Sponsor”), and Legacy Banzai entered into a Sponsor Forfeiture Agreement (the “Sponsor Forfeiture Agreement”), pursuant to which, contingent upon Closing, the Sponsor agreed to forfeit all 7,350,000 of its private placement warrants to purchase shares of 7GC Class A Common Stock, exercisable at $11.50 per share (the “Forfeited Private Placement Warrants”), acquired by the Sponsor in December 2020 in connection with the IPO. At the Closing, the Forfeited Private Placement Warrants were transferred from the Sponsor to 7GC for cancellation in exchange for no consideration, and 7GC retired and cancelled all of the Forfeited Private Placement Warrants.
•
Yorkville Standby Equity Purchase Agreement ("SEPA") - On December 14, 2023, the Company entered into the Original SEPA with Legacy Banzai and Yorkville. Additionally, Yorkville agreed to advance to the Company the principal amount of $3.5 million, which was subsequently increased pursuant to the SEPA Supplemental Agreement by $1.0 million to an aggregate principal amount of $4.5 million (the “Pre-Paid Advance”). The Pre-Paid Advance is evidenced by promissory notes convertible into shares of Class A Common Stock (each, a “Yorkville Promissory Note”). See Note 14 - Debt and Note 18 - Equity for further details of these transactions.
•
Share Transfer Agreements and Alco Promissory Notes - In connection with the Merger, Legacy Banzai issued the Alco September 2023 Promissory Note and the Alco November 2023 Promissory Note and entered into certain share transfer agreements (the “Prior Transfer Agreements”), dated October 3, 2023 and November 16, 2023, with Alco, 7GC and Sponsor, pursuant to which the parties agreed, concurrently with and contingent upon the Closing, that the Sponsor would forfeit 150,000 and 75,000 shares of 7GC Class B Common Stock and the Company would issue to Alco 150,000 and 75,000 shares of Class A Common Stock.

On December 13, 2023, in connection with the Merger, 7GC and the Sponsor entered into a share transfer agreement (the “December Share Transfer Agreement”) with Alco, pursuant to which for each $10.00 in principal borrowed under the New Alco Note, the Sponsor agreed to forfeit three shares of 7GC Class B Common Stock held by the Sponsor, in exchange for the right of Alco to receive three shares of Class A Common Stock, in each case, at (and contingent upon) the Closing, with such forfeited and issued shares capped at an amount equal to 600,000. Additionally, in connection with the December Share Transfer Agreement, (a) Legacy Banzai issued the New Alco Note to Alco in the aggregate principal amount of $2.0 million, which bears interest at a rate of 8% per annum and will be due and payable on December 31, 2024, and (b) Legacy Banzai, Alco, and CP BF Lending, LLC agreed to amend that certain Subordinated Promissory Note issued by Legacy Banzai to Alco on September 13, 2023 in the aggregate principal amount of $1.5 million to extend the maturity date from January 10, 2024 to

September 30, 2024 (the “Alco Note Amendment”). Immediately prior to, and substantially concurrently with, the Closing, (i) the Sponsor surrendered and forfeited to 7GC for no consideration an aggregate of 825,000 shares of 7GC Class B Common Stock and (ii) the Company issued to Alco 825,000 shares of Class A Common Stock pursuant to the Share Transfer Agreements. See Note 14 - Debt for further details of these transactions.

•
GEM Agreements - On May 27, 2022, Legacy Banzai entered into a certain share purchase agreement with GEM (the “GEM Agreement”), pursuant to which, among other things, upon the terms and subject to the conditions of the GEM Agreement, GEM was to purchase from Legacy Banzai (or its successor per the GEM Agreement) up to the number of duly authorized, validly issued, fully paid and non-assessable shares of common stock having an aggregate value of $100,000,000. Further, in terms of the GEM Agreement, on the date of public listing of Legacy Banzai, Legacy Banzai was required to make and execute a warrant granting GEM the right to purchase up to the number of common shares of Legacy Banzai that would be equal to 3% of the total equity interests, calculated on a fully diluted basis, and at an exercise price per share equal to the lesser of (i) the public offering price or closing bid price on the date of public listing or (ii) the quotient obtained by dividing $650 million by the total number of equity interests.

On December 13, 2023, Legacy Banzai and GEM entered into that certain binding term sheet (the “GEM Term Sheet”) and, on December 14, 2023, a letter agreement (the “GEM Letter”), agreeing to terminate in its entirety the GEM Agreement by and between Legacy Banzai and GEM, other than with respect to the Company’s obligation (as the post-combination company in the Merger) to issue to GEM a warrant (the “GEM Warrant”) granting the right to purchase Class A Common Stock in an amount equal to 3% of the total number of equity interests outstanding as of the Closing, calculated on a fully diluted basis, at an exercise price on the terms and conditions set forth therein, in exchange for issuance of a $2.0 million convertible debenture with a five-year maturity and 0% coupon, with the documentation of such debenture to be agreed upon and finalized promptly following the Closing. See Note 15 - Warrant Liabilities for further details of these transactions, and Note 21 - Subsequent Events for details related to the subsequent settlement agreement entered into with GEM, in 2024.

•
7GC Promissory Notes - On December 12, 2023, in connection with the Merger, the Sponsor came to a non-binding agreement with 7GC to amend the optional conversion provision of the 7GC Promissory Notes, consisting of (i) the 7GC 2022 Promissory Note, issued by 7GC to the Sponsor, pursuant to which 7GC may borrow up to $2,300,000 from the Sponsor, and (ii) the 2023 Promissory Note, to provide that the Sponsor has the right to elect to convert up to the full amount of the principal balance of the 7GC Promissory Notes, in whole or in part, 30 days after the Closing at a conversion price equal to the average daily VWAP of the Class A Common Stock for the 30 trading days following the Closing (equal to approximately $2.86 per share). See Note 14 - Debt and Note 6 - Related Party Transactions for further details of this transaction, and Note 21 - Subsequent Events for details related to the subsequent conversion of the 7GC Promissory Notes, in 2024.
•
CP BF Senior Convertible Notes - On February 19, 2021, Legacy Banzai issued the First Senior Convertible Note in an aggregate principal amount of $1,500,000 to CP BF in connection with the Loan Agreement. On October 10, 2022, the Loan Agreement was amended, whereby CP BF waived payment by Banzai of four months of cash interest with respect to the term loan under the Loan Agreement in replacement for the Second Senior Convertible Note in an aggregate principal amount of $321,345. On August 24, 2023, Legacy Banzai and CP BF entered into the Forbearance Agreement, in connection with which they agreed to amend and restate the Senior Convertible Notes so that they would not convert at the Closing of the Merger as a “Change of Control.” After Closing, the Senior Convertible Notes became convertible, at CP BF’s option on 5 days’ written notice to the Company, into shares of Class A Common Stock. The Senior Convertible Notes provide that, at all times after a SPAC Transaction (as defined in the Senior Convertible Notes), the conversion price for any such conversion is approximately $4.35 per share (subject to adjustment as set forth therein). See Note 14 - Debt for further details of this transaction.
•
Cantor Fee Agreement - On November 8, 2023, Cantor Fitzgerald & Co. (“Cantor”) and 7GC entered into the Fee Reduction Agreement, pursuant to which Cantor agreed to forfeit $4,050,000 of the aggregate of $8,050,000 of deferred underwriting fees payable (“Original Deferred Fee”), with the remaining $4,000,000 payable by 7GC to Cantor (the “Reduced Deferred Fee”) following the Closing of the Merger. Pursuant to the Fee Reduction Agreement, the Reduced Deferred Fee was payable in the form of the Cantor Fee Shares, calculated as a number of shares of Class A Common Stock equal to the greater of (a) 400,000 or (b) the quotient obtained by dividing (x) the Reduced Deferred Fee by (y) the dollar volume-weighted average price for the shares of Class A Common Stock on Nasdaq, over the five trading days immediately preceding the date of filing of this resale registration statement on Form S-1, as reported by Bloomberg through its “AQR” function (as adjusted for any stock dividend, split, combination, recapitalization or other similar transaction). 7GC and Cantor amended the Fee Reduction Agreement on December 28, 2023 to provide that the Reduced Deferred Fee was payable in the form of 1,113,927 shares of Class A Common Stock and to provide that Cantor is subject to a 12-month lock-up with respect to the Cantor Fee Shares. On December 28, 2023, the Company issued the Cantor Fee Shares to Cantor, covering the Reduced Deferred Fee in accordance with the Fee Reduction Agreement. Pursuant to the Fee Reduction Agreement, the Company also agreed to use its reasonable best efforts to have the registration statement declared effective by the SEC by the 120th calendar day after December 29, 2023, the date of the initial filing thereof, and to maintain the effectiveness of such registration statement until the earliest to occur of (i) the second anniversary of the date of the effectiveness thereof, (ii) the Cantor Fee Shares shall have been sold, transferred, disposed of or exchanged by Cantor, and (iii) the Cantor Fee Shares issued to Cantor may be sold without registration pursuant to Rule 144 under the Securities Act (such obligations, the “Cantor Registration Rights Obligations”). See Note 17 - Commitments and Contingencies for further details of this transaction.

Upon the closing of the merger, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 350,000,000 shares, consisting of 250,000,000 shares of Class A Common Stock, 25,000,000 shares of Class B Common Stock, and 75,000,000 shares of Preferred Stock, all having a par value of $0.0001 per share. As of December 31, 2023, there were 16,019,256 shares of Common Stock and no shares of Preferred Stock outstanding.

Reconciliation of the Merger to the Company's Consolidated Financial Statements

The following table reconciles the elements of the Merger to the consolidated statements of cash flows:

Recapitalization
Deferred underwriting fees assumed	$4,000,000
Convertible notes payable assumed	2,550,000
Warrant liabilities assumed	460,000
Less: effect on equity	(14,625,462)
Effect of reverse recapitalization, net of transaction costs	$(7,615,462)

The following table reconciles the elements of the Merger to the consolidated statements of changes in stockholders' deficit:

Recapitalization
Cash	$197,166
Non-cash net working capital assumed	(7,812,628)
Deferred underwriting fees assumed	(4,000,000)
Convertible notes payable assumed	(2,550,000)
Fair value of assumed warrant liabilities	(460,000)
Transaction costs	(3,233,097)
Effect of reverse recapitalization	$(17,858,559)

The effect of the reverse recapitalization above differs from the effect of equity on the consolidated statements of cash flows, due to the transaction costs.

Effect of Merger on Class A and Class B Common Stock

Upon the Close of the Merger, holders of Legacy Banzai common stock and Series A preferred stock were converted into shares of common stock in an amount determined by application of the Exchange Ratio. As noted above, the equity structure has been restated in all comparable periods, prior to the Merger, up to December 14, 2023, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy Banzai’s stockholders in connection with the Merger. At January 1, 2022, the Company had 8,276,972 shares of common stock issued and outstanding, consisting of 1,956,972 shares of Class A common stock and 6,320,000 shares of Class B common stock. Additionally, the company had 2,328,823 shares of Series A preferred stock outstanding. The retrospective impact of the recapitalization to the Class A common stock and Class B common stock was a decrease of 754,119 and 2,435,327, respectively. The retrospective impact of the Series A preferred stock outstanding was a decrease of 897,380 shares. The total impact to common stock was 1,758,003 which was determined by the decrease in the Class A and Class B common stock of 754,119 and 2,435,327, respectively, offset by the increase of reclassification of the Series A preferred stock into common stock of 1,431,443.

The total shares of common stock issued and outstanding at December 31, 2022, after giving effect to the recapitalization and activity during the year, was 6,445,599, consisting of 2,560,926 shares of Class A common stock and 3,884,673 shares of Class B common stock. At December 31, 2023, the Company had 16,019,256 shares of common stock issued and outstanding, consisting of 13,708,122 shares of Class A common stock and 2,311,134 shares of Class B common stock.

5. Asset Disposal

Disposal of High Attendance Assets

On July 1, 2022, the Company sold the assets and liabilities of High Attendance, a subsidiary of the Company, back to its former owner (the “Buyer”), from whom the assets were originally purchased during the year ended December 31, 2020 pursuant to an Asset Purchase Agreement. At the time of the sale, the Buyer was employed by and a shareholder of the Company. The sale was accounted for as a nonmonetary transaction as the Company determined the sale of the High Attendance asset group represents the rescission of the prior acquisition of these assets in the asset acquisition which occurred during the year ended December 31, 2020.

The assets and liabilities of High Attendance were exchanged for the cancellation of 81,908 shares of restricted Class A Common Stock of the Company, par value $0.0001 per share, held by the former owner of High Attendance, and which were previously granted to the Buyer as consideration for the acquisition of High Attendance during the year ended December 31, 2020. As additional consideration for the Buyer’s assumption of liabilities relating to the purchased assets of High Attendance, the Company paid $17,500 to the Buyer at closing. The shares of restricted Class A Common Stock had vesting terms over 24 months of continuous service from the date of the initial purchase during the year ended December 31, 2020.

In accordance with the provisions of ASC 845 Nonmonetary Transactions, the Company recorded the cancellation of 81,908 shares of restricted Class A Common Stock as a reduction of additional paid in capital, and no gain or loss was recorded in this transaction.

6. Related Party Transactions

7GC Related Party Promissory Notes

On December 21, 2022, 7GC issued an unsecured promissory note (the "December 2022 7GC Note") to the Sponsor, 7GC & Co. Holdings LLC, which provides for borrowings from time to time of up to an aggregate of $2,300,000. Up to $500,000 of the December 2022 7GC Note may be drawn and used for Working Capital Drawdowns and up to $1,800,000 of the December 2022 7GC Note may be drawn and used for Extension Drawdowns. 7GC borrowed $1,100,000 under the December 2022 7GC Note on December 21, 2022, $900,000 of which was an Extension Drawdown and $200,000 of which was a Working Capital Drawdown. The December 2022 7GC Note does not bear interest and is repayable in full upon the earlier of the consummation of a Business Combination or the date 7GC liquidates the Trust Account upon the failure to consummate a Business Combination within the requisite time period. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the December 2022 7GC Note, in whole or in part, into that number of shares of Class A common stock, $0.0001 par value per share, of 7GC (the “Converted Shares”) equal to the principal amount of the December 2022 7GC Note so converted divided by $10.00. The terms of the Converted Shares, if issued, will be identical to the terms of 7GC’s Public Shares, except that the Converted Shares (x) will not be registered under the Securities Act, and (y) will be subject to the terms of that certain letter agreement, dated as of December 22, 2020, among 7GC, the Sponsor, and certain other parties thereto. The December 2022 7GC Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the December 2022 7GC Note and all other sums payable with regard to the December 2022 7GC Note becoming immediately due and payable. On February 9, 2023, 7GC borrowed an additional $177,500 under the December 2022 7GC Note which was a Working Capital Drawdown. During the three months ended June 30, 2023 an additional $122,500 was borrowed under the Working Capital Drawdown, for a total outstanding of $500,000. During the three months ended June 30, 2023 an additional $900,000 was borrowed as an Extensions drawdown, for a total outstanding of $1,800,000.

On October 3, 2023, 7GC issued an additional unsecured promissory note (the "October 2023 7GC Note", together with the December 2022 7GC Note, the " 7GC Promissory Notes") to the Sponsor, which provides for borrowings from time to time of up to an aggregate of $500,000 for working capital purposes. The October 2023 7GC Note does not bear interest and is repayable in full upon the earlier of the consummation of a Business Combination or the date 7GC liquidates the Trust Account established in connection with 7GC’s Initial Public Offering upon the failure of 7GC to consummate a Business Combination within the requisite time period. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the October 2023 7GC Note, in whole or in part, into that number of the Converted Shares, equal to the principal amount of the October 2023 7GC Note so converted divided by $10.00.

Upon Closing of the Merger, Banzai assumed the 7GC Promissory Notes which remained outstanding as of December 31, 2023. As of December 31, 2023, $2,540,091 was outstanding on the loans. See Note 14 - Debt for further details of these transactions and associated balances and Note 21 - Subsequent Events for details related to the subsequent conversion of the 7GC Promissory Notes, in 2024.

Due to Related Party of 7GC

During the year ended December 31, 2023, the Sponsor paid certain expenses on behalf of 7GC. Upon Closing of the Merger, Banzai assumed the $67,118 liability. As of December 31, 2023, the entire balance remained outstanding and is included within due to related party under current liabilities on the accompanying consolidated balance sheet.

Legacy Banzai Related Party Transactions

During 2022 and 2023, Legacy Banzai issued Promissory Notes and Convertible Notes to related parties. See Note 14 - Debt for further details related to these transactions and associated balances. Legacy Banzai also entered into Simple Agreements for Future Equity (SAFE) arrangements with related parties during 2021. See Note 16 - Simple Agreements for Future Equity for further details of these transactions and associated balances.

7. Revenue

Under ASC 606, revenue is recognized throughout the life of the executed agreement. The Company measures revenue based on considerations specified in terms and conditions agreed to by a customer. Furthermore, the Company recognizes revenue when a performance obligation is satisfied by transferring control of the service to the customer, which occurs over time.

The Company’s services include providing end-to-end video engagement solutions that provide a fast, intuitive and powerful platform of marketing tools that create more intent-driven videos, webinars, virtual events and other digital and in-person marketing campaigns.

As noted within the SOW’s and invoices, agreements range from monthly to annual and Banzai generally provides for net 30-day payment terms with the payment made directly through check or electronic means.

Banzai’s Management believes its exposure to credit risk is sufficiently mitigated by collection through credit card sales or direct payment from established clients.

The Company follows the provisions of ASC 606, under which the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognize revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

Nature of Products and Services

The following is a description of the Company’s products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each, as applicable:

Demio

The Demio product is a full-stack technology that marketers can leverage live and automated for video marketing content such as webinars and virtual events. Software products are provided to Demio customers for a range of attendees and hosts within a specified time frame at a specified established price. The performance obligations identified include access to the suite and platform, within the parameters established, and within the standards established in the agreement. Contracts include a standalone selling price for the number of webinars and hosts as a performance obligation. There are no financing components and payments are typically net 30 of date or receipt of invoice. It is nearly 100% certain that a significant revenue reversal will not occur. The Company recognizes revenue for its sale of Demio services over time which corresponds with the period of time that access to the service is provided.

Reach

While the Reach product is in the process of being phased out, the Company continues to generate revenues from the product. The Reach product provides a multi-channel targeted audience acquisition (via Reach) to bolster engagement and Return on Investment (ROI). Banzai enables marketing teams to create winning webinars and virtual and in-person events that increase marketing efficiency and drive additional revenue. Software products are provided to Reach customers for a range of simultaneous events and registrations within a specified time frame at a specified established price. The performance obligations identified include access to the suite and platform, within the parameters established, and within the standards established in the agreement. Contracts include a standalone selling price for the number of simultaneous published events as a performance obligation. There are no financing components and payments are typically net 30 of date or receipt of invoice. It is nearly 100% certain that a significant revenue reversal will not occur. The Company recognizes revenue for its sale of Reach services over time which corresponds with the timing the service is rendered.

Service Trade Revenue

The Company has one customer for which the customer is also a vendor. For this one customer, the Company exchanged services for approximately $375,000 and $293,500, during the years ended December 31, 2023 and 2022, respectively.

Disaggregation of Revenue

The following table summarizes revenue by region based on the billing address of customers:

	Year Ended December 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas	$2,677,050	59%	$3,307,129	62%
Europe, Middle East and Africa (EMEA)	1,511,886	33%	1,588,539	30%
Asia Pacific	372,364	8%	437,311	8%
Total	$4,561,300	100%	$5,332,979	100%

Contract Balances

Accounts Receivable, Net

A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. The Company receives payments from customers based upon agreed-upon contractual terms, typically within 30 days of invoicing the customer. The timing of revenue recognition may differ from the timing of invoicing to customers.

	For The Years Ended December 31,
	2023		2022
	Opening Balance	Closing Balance	Opening Balance	Closing Balance
Accounts receivable, net	$68,416	$105,049	$74,727	$68,416

Costs to Obtain a Contract

Sales commissions, the principal costs incurred to obtain a contract, are earned when the contract is executed. Management has capitalized these costs and amortized the commission expense over time in accordance with the related contract's term. For the years ended December 31, 2023 and 2022, commission expenses were $299,450 and $434,446, respectively. Capitalized commissions at the years ended December 31, 2023 and 2022 were $51,472 and $69,737, respectively, and are included within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

The following summarizes the Costs to obtain a contract activity during the years ended December 31, 2023 and 2022:

Balance - December 31, 2021	$90,662
Commissions Incurred	343,003
Deferred Commissions Recognized	(363,928)
Balance - December 31, 2022	69,737
Commissions Incurred	242,810
Deferred Commissions Recognized	(261,075)
Balance - December 31, 2023	$51,472

8. Fair Value Measurements

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2023 and 2022. The carrying amount of accounts payable approximated fair value as they are short term in nature.

Fair Value on a Non-recurring Basis

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on using market-based approaches, or estimates of discounted expected future cash flows.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 Fair Value Measurements and Disclosures for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the Public Warrants liabilities represent Level 2 measurements. The estimated fair value of the convertible notes bifurcated embedded derivative liabilities, GEM warrant liabilities, Yorkville convertible note, and SAFE represent Level 3 measurements.

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023	December 31, 2022
Liabilities:
Warrant liabilities - public	2	$575,000	$-
GEM warrant liabilities	3	$641,000	$-
Yorkville convertible note	3	$1,766,000	$-
Bifurcated embedded derivative liabilities	3	$-	$845,473
Bifurcated embedded derivative liabilities - related party	3	$-	$1,936,827
SAFE	3	$-	$663,804
SAFE - related party	3	$-	$8,802,196

Warrant Liability - Public Warrants

The Company assumed 11,500,000 Public Warrants in the Merger which remained outstanding as of December 31, 2023. The fair values of the Public Warrants are measured based on the listed market price of such warrants through December 31, 2023. See Note 15 - Warrant Liabilities for further details.

For the period from December 14, 2023 through December 31, 2023, the Company recognized a benefit of approximately $115,000 resulting from changes in the fair value of the derivative warrant liabilities, presented as change in fair value of warrant liabilities in the accompanying condensed consolidated statements of operations.

The estimated fair values of the Public Warrants prior to being separately listed and traded, were initially determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following tables set forth a summary of the changes in the fair value of the Public Warrants liability which are Level 2 financial liabilities that are measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2022	$-
Merger date assumption of public warrants	460,000
Change in fair value	115,000
Balance at December 31, 2023	$575,000

Warrant Liability - GEM Warrants

The measurement of fair value of the GEM Warrants were determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, exercise price, term, volatility, risk-free rate, probability of dilutive term of three years, and expected time to conversion). Refer to Note 15 - Warrant Liabilities for further details.

As of December 31, 2023, the Company recognized a benefit (loss) of approximately $1,807,000, resulting from changes in the fair value of the derivative warrant liabilities, presented as change in fair value of warrant liabilities in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the GEM Warrants liability which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2022	$-
Issuance of GEM warrants	2,448,000
Change in fair value	(1,807,000)
Balance at December 31, 2023	$641,000

Yorkville Convertible Note

The measurement of fair value of the Yorkville convertible note were determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, term, volatility, risk-free rate, and probability of optional redemption). Refer to Note 14 - Debt for further details.

Issuance of yorkville convertible note

As of December 31, 2023, the Company recognized a benefit (loss) of approximately $(34,000) resulting from changes in the fair value of the Yorkville convertible note, presented as change in fair value of convertible promissory notes in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the Yorkville convertible note which is a Level 3 financial liability measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2022	$-
Issuance of yorkville convertible note	1,800,000
Change in fair value	(34,000)
Balance at December 31, 2023	$1,766,000

Bifurcated Embedded Derivative Liability

The fair value of the embedded put option was determined using a Black Scholes option pricing model. Estimating fair values of embedded conversion features requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Because the embedded conversion features are initially and subsequently carried at fair values, the Company’s consolidated statements of operations will reflect the volatility in these estimate and assumption changes. On December 14, 2023, all outstanding principal and accrued interest, including the carrying value of any related embedded derivative, related to the Related Party Convertible Notes and Third Party Convertible Notes converted into the Company’s Class A Common Stock pursuant to the close of the Merger Agreement. Refer to Note 14 - Debt for further details.

The following tables set forth a summary of the changes in the fair value of the bifurcated embedded derivative liability, related to the Related Party and Third Party Convertible Debt, respectively, which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Fair Value
	Related Party	Third Party
Balance at December 31, 2021	$—	$4,000
Issuance of convertible notes with bifurcated embedded derivatives	1,398,595	586,405
Issuance of CP BF convertible notes with bifurcated embedded derivative	1,375	625
Extinguishment of Old Alco Note derivative	(70,000)	—
Change in fair value	606,857	254,443
Balance at December 31, 2022	1,936,827	845,473
Issuance of convertible notes with bifurcated embedded derivative	1,126,451	559,390
Change in fair value	(3,063,278)	(1,404,863)
Balance at December 31, 2023	$—	$—

Simple Agreements for Future Equity (SAFE)

During 2021, the Company entered into Simple Agreements for Future Equity (SAFE) arrangements (the "SAFEs"). In the event of an Equity Financing (as defined in the SAFEs agreements), the SAFEs will automatically convert into shares of the Company’s common or preferred stock at a discount of 15% of the per share price of the shares offered in the Equity Financing (the “Discount Price”). In the event of a Liquidity Event, SPAC Transaction or Dissolution Event (all terms as defined in the SAFEs agreements), the holders of the SAFEs will be entitled to receive cash or shares of the Company’s common or preferred stock. The number of shares required to be issued to settle the SAFEs at the equity financing is variable, because that number will be determined by the discounted fair value of the Company's equity shares on the date of settlement (i.e., Discount Price). Regardless of the fair value of the shares on the date of settlement, the holder will receive a fixed monetary value based on the Purchase Amount of the SAFE. If there is a Liquidity Event or SPAC Transaction before the settlement or termination of the SAFEs, the SAFEs will automatically be entitled to receive a portion of Proceeds, due and payable immediately prior to, or concurrent with, the consummation of such Liquidity Event or SPAC Transaction, equal to the greater of (i) two times (2x) the Purchase Amount (the “Cash-Out Amount”) or (ii) the amount payable on the number of shares of Common Stock equal to the Purchase Amount divided by the Liquidity Price (as defined in the SAFEs agreements). Refer to Note 16 - Simple Agreements for Future Equity for additional information related to the Company's SAFEs.

The fair value of the SAFEs was determined using a scenario-based method for the pre-modification SAFE's and a Monte Carlo simulation method for the post-modification SAFEs. The value of the SAFE liability as of December 31, 2023 and 2022 is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the SAFEs on the date of issuance was determined to be $3,836,000. On December 14, 2023, all outstanding principal related to the Third Party SAFEs and Related Party SAFEs converted into the Company’s Class A Common Stock pursuant to the close of the Merger Agreement. Refer to Note 16 - Simple Agreements for Future Equity for further details.

The following tables set forth a summary of the activity of the Related Party and Third Party SAFE liabilities, respectively (See Note 16 - Simple Agreements for Future Equity for further detail), which represents a recurring fair value measurement at the end of each reporting period:

	Fair Value
	Related Party	Third Party
Balance at December 31, 2021	$3,121,591	$235,409
Change in fair value	4,078,431	307,569
Loss on modification	1,602,174	120,826
Balance at December 31, 2022	8,802,196	663,804
Change in fair value	(2,752,430)	(207,570)
Conversion of SAFEs	(6,049,766)	(456,234)
Balance at December 31, 2023	$—	$—

9. Property and Equipment

Property and equipment, net consisted of the following at the dates indicated:

	December 31,
	2023	2022
Computers and equipment	$30,867	$30,866
Less: accumulated depreciation	(26,223)	(19,063)
Property and equipment, net	$4,644	$11,803

Depreciation expense for the years ended December 31, 2023 and 2022 was $7,160 and $9,588, respectively.

10. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at the dates indicated:

	December 31,
	2023	2022
Prepaid expenses and other current assets:
Service Trade	$364,384	$97,875
Prepaid consulting costs	120,332	3,124
Prepaid data license and subscription costs	53,124	40,000
Prepaid commissions	51,472	69,737
Prepaid software costs	29,887	10,255
Prepaid merchant fees	26,224	26,401
Prepaid insurance costs	17,661	15,430
Prepaid advertising and marketing costs	11,074	32,178
Other current assets	66,997	38,507
Total prepaid expenses and other current assets	$741,155	$333,507

11. Goodwill

The following summarizes our goodwill activity during the years ended December 31, 2023 and 2022:

Total
Goodwill - December 31, 2021	$2,171,526
Impairment	-
Goodwill - December 31, 2022	2,171,526
Impairment	-
Goodwill - December 31, 2023	$2,171,526

As the Company has one operating segment which was deemed to be its only reporting unit, goodwill is allocated to that one reporting unit and the carrying value is determined based on the equity of the entire company for purposes of evaluating goodwill impairment. The last quantitative goodwill impairment analysis was performed on December 31, 2022 where the Company determined that the carrying value of the Company's reporting unit was negative. As of December 31, 2023, the date of the last goodwill impairment analysis, the reporting unit had a negative carrying value. No impairment of goodwill was identified as of December 31, 2023 or 2022, respectively.

12. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at the dates indicated:

	December 31, 2023	December 31, 2022
Accrued and other current liabilities:
Accrued legal costs	$2,694,439	$31,355
Accrued accounting and professional services costs	1,511,889	94,573
Sales tax payable	314,873	230,617
Excise tax payable	223,717	—
Accrued payroll and benefit costs	185,504	95,947
Deposits	54,102	—
Accrued streaming service costs	37,765	—
Accrued subscription costs	22,110	28,774
Accrued offering costs	—	261,090
Other current liabilities	149,841	3,017
Total accrued and other current liabilities	$5,194,240	$745,373

13. Deferred Revenue

Deferred revenue represents amounts that have been collected in advance of revenue recognition and is recognized as revenue when transfer of control to customers has occurred or services have been provided. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable revenue agreements. Differences between the revenue recognized per the below schedule, and the revenue recognized per the consolidated statement of operations, reflect amounts not recognized through the deferred revenue process, and which have been determined to be insignificant. For the year ended December 31, 2023, the Company recognized $930,436 in revenue that was included in the prior year deferred revenue balance.

The change in deferred revenue was as follows for the periods indicated:

	December 31,
	2023	2022
Deferred revenue, beginning of period	$930,436	$1,060,040
Billings	4,781,924	5,040,665
Revenue recognized (prior year deferred revenue)	(930,436)	(1,004,697)
Revenue recognized (current year deferred revenue)	(3,567,828)	(4,165,572)
Deferred revenue, end of period	$1,214,096	$930,436

14. Debt

Convertible Notes

Convertible Notes - Related Party

On March 21, 2022, the Company issued a subordinated convertible promissory note (“Old Alco Note”) for a principal sum of $2,000,000 to Alco Investment Company (“Alco”), a related party. Alco held approximately 5% of the issued equity of the Company, through its ownership of Series A preferred stock. The Old Alco Note bore interest at a rate of 15% per annum until exchanged. The outstanding principal and accrued interest were due and payable on December 31, 2023 (“Original Maturity Date”), provided that, Alco could elect to extend the Original Maturity Date up to two times by additional 12-month increments by delivering written notice to the Company prior to the Original Maturity Date of such election. The outstanding principal and interest under the Old Alco Note was, at the Holder’s election, either (i) effective upon the closing of an Equity Financing (as defined in the agreement), to be converted into shares of the same series of preferred stock of the Company issued to other investors in the Equity Financing (the “Equity Financing Securities”) at a conversion price equal to 85% of the price per share of Equity Financing Securities paid by the other investors in the Equity Financing, with any resulting fraction of a share rounded to the nearest whole share (with 0.5 being rounded up) (the “Conversion Option”) or (ii) immediately prior to the closing of an Equity Financing, become due and payable in cash.

The embedded redemption put feature upon an Equity Financing is not clearly and closely related to the debt host instrument, was separated from the debt host and initially measured at fair value. Subsequent changes in fair value of the feature are recognized in the Consolidated Statement of Operations. The fair value (see Note 8 - Fair Value Measurements) of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

Discounts to the principal amounts were included in the carrying value of the Old Alco Note and amortized to interest expense over the remaining term of the underlying debt. During 2022, the Company recorded a $151,000 debt discount upon issuance of the Old Alco Note. For the year ended December 31, 2022, interest expense on the Old Alco Note totaled $124,621, comprised of $100,274 of contractual interest and $24,347 for the amortization of the discount. The effective interest rate was 20% prior to the exchange of the Old Alco Note as noted below.

On July 19, 2022, the Company and Alco entered into an exchange agreement whereby Alco and the Company agreed to the cancellation of the Old Alco Note in exchange for the issuance of a new subordinated convertible promissory note in the principal amount of $2,101,744 (representing the principal amount plus accrued interest under the Old Alco Note) (the "New Alco Note”). In accordance with ASC 470 Debt, the Company treated the Old Alco Note as extinguished and recognized a loss on debt extinguishment of $56,653, determined by the sum of the fair value of the New Alco Note in excess of the carrying value of the Old Alco Note less the bifurcated embedded derivative liability at the time of the modification.

Between July and September 2022, the Company issued additional subordinated convertible notes (together with the New Alco Note, the “2022 Related Party Convertible Notes”) for an aggregate amount of $4,200,538 to related parties Alco, Mason Ward and DNX. Between March and September 2023, the Company issued additional subordinate convertible notes (together with the 2022 Related Party Convertible Notes, the "Related Party Convertible Notes”) for an aggregate amount of $2,583,000 to related parties Alco, Mason Ward, DNX and William Bryant. DNX held in excess of 5% of the issued equity of the Company, through its ownership of Series A preferred stock. William Bryant will become a member of the Board of Directors upon completion of the Merger. The Related Party Convertible Notes bear interest at a rate of 8% per annum, and are convertible into the same series of capital stock of the Company to be issued to other investors upon a Qualified Financing (as defined in the agreement) at a conversion price equal to the lesser of (i) 80% of the per share price paid by the cash purchasers of such Qualified Financing Securities (as defined in the agreement) in the Qualified Financing, or (ii) the conversion price obtained by dividing $50,000,000 by the Fully Diluted Capitalization (as defined in the agreement). If not sooner converted or prepaid, the Convertible Notes are payable no later than the earlier of (a) the written demand by the holders of a majority-in-interest of the Notes then outstanding on or after September 1, 2023, (b) consummation of a Liquidity Event (as defined in the agreement), or (c) the written demand by the Majority Holders (as defined in the agreement) after an Event of Default (as defined in the agreement) has occurred. In the event of a Liquidity Event (as defined below) while this Note is outstanding, immediately prior to the closing of such Liquidity Event and in full satisfaction of this Note, an amount equal to the greater of (a) the Outstanding Amount, or (b) two times (2x) the principal amount of this Note then outstanding shall become immediately due and payable in cash.

The embedded redemption put feature upon an Equity Financing and the optional redemption upon a Liquidity Event at a substantial premium are not clearly and closely related to the debt host instrument, were separated and bundled together, assigned probabilities of being affected and initially measured at fair value. Subsequent changes in fair value of the feature will be recognized in the Consolidated Statement of Operations. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative (see Note 8 - Fair Value Measurements).

Discounts to the principal amounts are included in the carrying value of the Related Party Convertible Notes and amortized to interest expense over the contractual term of the underlying debt. During 2022, the Company recorded a $1,311,025 debt discount upon issuance of the above described Related Party Convertible Notes, which is comprised of $1,292,777 related to the bifurcated derivative and $18,248 of debt issuance costs. During the year ended December 31, 2023, the Company recorded a $1,126,451 debt discount upon issuance of additional Related Party Convertible Notes. For the year ended December 31, 2023, interest expense on the Related Party Convertible Notes totaled $2,307,013, comprised of $464,071 of contractual interest and $1,842,942 for the amortization of the discount.

March 2023 Amendment

In March 2023, the 2022 Related Party Convertible Notes were amended to extend the maturity to December 31, 2023. The Company evaluated the terms of the First Amendment in accordance with ASC 470-60, Troubled Debt Restructurings, and ASC 470-50, Debt Modifications and Extinguishments. The Company determined that the Company was granted a concession by the lender based on the decrease of the effective borrowing rate on the First Amendment. Accordingly, the Company accounted for the First Amendment as a troubled debt restructuring. As a result, the Company accounted for the troubled debt restructuring by calculating a new effective interest rate for the First Amendment based on the carrying amount of the debt and the present value of the revised future cash flow payment stream. The troubled debt restructuring did not result in recognition of a gain or loss in the consolidated statement of operations but does impact interest expense recognized in the future.

Conversion of Related Party Convertible Notes

On December 14, 2023, all outstanding principal and accrued interest, net of the remaining debt discount, related to the Related Party Convertible Notes, totaling $7,271,368 converted into 1,146,435 shares the Company’s Class A Common Stock pursuant to the close of the Merger Agreement and application of the exchange ratio.

Convertible Notes - Third Party

Between July and September 2022, the Company issued additional subordinated convertible notes (the “2022 Third Party Convertible Notes”) for an aggregate amount of $1,761,206 to third-party creditors. Between March and September 2023, the Company issued additional subordinate convertible notes (together with the 2022 Third Party Convertible Notes, the "Third Party Convertible Notes”) for an aggregate amount of $1,435,000 to third-party creditors. The Third Party Convertible Notes bear interest at a rate of 8% per annum, and are convertible into the same series of capital stock of the Company to be issued to other investors upon a Qualified Financing (as defined in the agreement) at a conversion price equal to the lesser of (i) 80% of the per share price paid by the cash purchasers of such Qualified Financing Securities (as defined in the agreement) in the Qualified Financing, or (ii) the conversion price obtained by dividing $50,000,000 by the Fully Diluted Capitalization (as defined in the agreement). If not sooner converted or prepaid, the Convertible Notes are payable no later than the earlier of (a) the written demand by the holders of a majority-in-interest of the Notes then outstanding on or after September 1, 2023, (b) consummation of a Liquidity Event (as defined in the agreement), or (c) the written demand by the Majority Holders (as defined in the agreement) after an Event of Default (as defined in the agreement) has occurred. In the event of a Liquidity Event (as defined below) while this Note is outstanding, immediately prior to the closing of such Liquidity Event and in full satisfaction of this Note, an amount equal to the greater of (a) the Outstanding Amount, or (b) two times (2x) the principal amount of this Note then outstanding shall become immediately due and payable in cash.

The embedded redemption put feature upon an Equity Financing and the optional redemption upon a Liquidity Event at a substantial premium are not clearly and closely related to the debt host instrument, were separated and bundled together, assigned probabilities of being affected and initially measured at fair value. Subsequent changes in fair value of the feature will be recognized in the Consolidated Statement of Operations. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative (see Note 8 - Fair Value Measurements).

Discounts to the principal amounts are included in the carrying value of the Third Party Convertible Notes and amortized to interest expense over the contractual term of the underlying debt. During 2022, the Company recorded a $548,871 debt discount upon issuance of the Third Party Convertible Notes, which is comprised of $541,223 related to the bifurcated derivative and $7,648 of debt issuance costs. During the year ended December 31, 2023, the Company recorded a $559,390 debt discount upon issuance of additional Third Party Convertible Notes. For the year ended December 31, 2023, interest expense on the Third Party Convertible Notes totaled $1,063,093, comprised of $188,059 of contractual interest and $875,034 for the amortization of the discount.

March 2023 Amendment

In March 2023, the 2022 Related Party Convertible Notes were amended to extend the maturity to December 31, 2023. The Company evaluated the terms of the First Amendment in accordance with ASC 470-60, Troubled Debt Restructurings, and ASC 470-50, Debt Modifications and Extinguishments. The Company determined that the Company was granted a concession by the lender based on the decrease of the effective borrowing rate on the First Amendment. Accordingly, the Company accounted for the First Amendment as a troubled debt restructuring. As a result, the Company accounted for the troubled debt restructuring by calculating a new effective interest rate for the First Amendment based on the carrying amount of the debt and the present value of the revised future cash flow payment stream. The troubled debt restructuring did not result in recognition of a gain or loss in the consolidated statement of operations but does impact interest expense recognized in the future.

Conversion of Third Party Convertible Notes

On December 14, 2023, all outstanding principal and accrued interest, net of the remaining debt discount, related to the Third Party Convertible Notes, totaling $3,346,232 converted into 529,867 shares the Company’s Class A Common Stock pursuant to the close of the Merger Agreement and application of the exchange ratio.

The following table presents the Related Party and Third Party Convertible Notes, respectively, as of December 31, 2023:

	Related Party	Third Party
Face value of the convertible notes	$6,783,538	$3,196,206
Debt discount, net	(131,867)	(83,688)
Carrying value of the convertible notes	6,651,671	3,112,518
Accrued interest	619,697	233,714
Conversion of convertible notes	(7,271,368)	(3,346,232)
Total convertible notes and accrued interest	$—	$—

The following table presents the Related Party and Third Party Convertible Notes, respectively, as of December 31, 2022:

	Related Party	Third Party
Face value of the convertible notes	$4,200,538	$1,761,206
Debt discount, net	(849,656)	(398,034)
Carrying value of the convertible notes	3,350,882	1,363,172
Accrued interest	155,626	45,654
Total convertible notes and accrued interest	$3,506,508	$1,408,826

Promissory Notes

Promissory Notes - Related Party

On August 30, 2023, the Company issued a subordinate promissory note (“Alco August Promissory Note”) in the aggregate principal amount of $150,000 to Alco Investment Company, a related party. Alco held its ownership of over 10% of the issued equity of the Company, through its ownership of Series A preferred stock. The Alco August Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on April 29, 2024. The Company recorded a $3,711 debt discount upon issuance of the Alco August Promissory Note. For the year ended December 31, 2023, interest expense on the Alco August Promissory Note totaled $4,494, comprised of $4,044 of contractual accrued interest and $450 for the amortization of the discount. As of December 31, 2023, $150,000 of principal and $4,044 of accrued interest is outstanding under the Alco August Promissory Note recorded in note payable - related party on the balance sheets.

On September 13, 2023, the Company issued a subordinate promissory note (“Alco September Promissory Note”) in the aggregate principal amount of up to $1,500,000 to Alco Investment Company, a related party. The Alco September Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on January 10, 2024. The Company recorded $8,588 of debt issuance costs and a $638,808 debt discount upon issuance of the Alco September Promissory Note, relating to the share transfer agreements, see below. For the year ended December 31, 2023, interest expense on the Alco September Promissory Note totaled $478,815, comprised of $30,575 of contractual accrued interest and $448,240 for the amortization of the discount. As of December 31, 2023, $1,500,000 of principal and $30,575 of accrued interest is outstanding under the Alco September Promissory Note recorded in note payable - related party on the balance sheets.

In connection with the issuance of the Alco September Promissory Note, the Company, 7GC and the Sponsor entered into a share transfer agreement (the “Alco October Share Transfer Agreement”) with Alco Investment Company, pursuant to which for each $10.00 in principal borrowed under the Alco September Promissory Note, the Sponsor agreed to forfeit one share of 7GC Class B Common Stock held by the Sponsor, in exchange for the right of Alco to receive one New Banzai Class A Share, in each case, at (and contingent upon) the Closing, with such forfeited and issued shares capped at an amount equal to 150,000. Pursuant to the Alco October Share Transfer Agreement, the shares are subject to an 180-day lock-up period upon issuance of the shares.

On November 16, 2023, the Company issued a subordinate promissory note (“Alco November Promissory Note”) in the aggregate principal amount of up to $750,000 to Alco Investment Company, a related party. The Alco November Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on April 13, 2024. The Company recorded a $363,905 debt discount upon issuance of the Alco November Promissory Note relating to the share transfer agreements, see below. For the year ended December 31, 2023, interest expense on the Alco November Promissory Note totaled $94,005, comprised of $7,397 of contractual accrued interest and $86,608 for the amortization of the discount. As of December 31, 2023, $750,000 of principal and $7,397 of accrued interest is outstanding under the Alco November Promissory Note recorded in note payable - related party on the consolidated balance sheets.

In connection with the issuance of the Alco November Promissory Note, the Company, 7GC and the Sponsor entered into a share transfer agreement (the “November 2023 Share Transfer Agreement”) with Alco Investment Company, pursuant to which for each $10.00 in principal borrowed under the Alco November Promissory Note, the Sponsor agreed to forfeit one share of 7GC Class B Common Stock held by the Sponsor, in exchange for the right of Alco to receive one New Banzai Class A Share, in each case, at (and contingent upon) the Closing, with such forfeited and issued shares capped at an amount equal to 75,000. Pursuant to the November 2023 Transfer Agreement, the shares are subject to an 180-day lock-up period upon issuance of the shares.

On December 13, 2023, the Company issued a subordinate promissory note (“Alco December Promissory Note”) in the aggregate principal amount of up to $2,000,000 to Alco Investment Company, a related party. The Alco December Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on December 31, 2024. The Company recorded a $1,496,252 debt discount upon issuance of the Alco December Promissory Note, relating to the share transfer agreements, see below. For the year ended December 31, 2023, interest expense on the Alco December Promissory Note totaled $39,087, comprised of $7,890 of contractual accrued interest and $31,197 for the amortization of the discount. As of December 31, 2023, $2,000,000 of principal and $7,890 of accrued interest is outstanding under the Alco December Promissory Note recorded in note payable – related party on the consolidated balance sheets.

In connection with the issuance of the Alco December Promissory Note, the Company, 7GC and the Sponsor entered into a share transfer agreement (the “December 2023 Share Transfer Agreement”, together with the November 2023 Share Transfer Agreement and Alco October Share Transfer Agreement, the “Alco Share Transfer Agreements”) with Alco Investment Company, pursuant to which for each $10.00 in principal borrowed under the December 2023 Note, the Sponsor agreed to forfeit three shares of 7GC Class B Common Stock held by the Sponsor, in exchange for the right of Alco to receive three New Banzai Class A Shares, in each case, at (and contingent upon) the Closing, with such forfeited and issued shares capped at an amount equal to 600,000. Pursuant to the December Share 2023 Transfer Agreement, the shares are subject to an 180-day lock-up period upon issuance of the shares.

For the Alco Share Transfer Agreements, the Company considered the guidance under ASC 815, Derivatives and Hedging, and determined that the Investor Shares underlying each of the Share Transfer Agreements described above, met the definition of a freestanding financial instrument and are not precluded from being considered indexed to the Company’s common stock. The Company determined that these shares represent a freestanding equity contract issued to the lender, resulting in a discount recorded on the notes when they are issued.

Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized if the contracts continue to be classified in equity. The measurement of fair value was determined utilizing various put option models in estimating the discount lack of marketability (the “DLOM”) applied to the public share price as the shares underlying each of the Share Transfer Agreements are subject to a lock-up period pursuant to each agreement, to estimate the fair value of the shares transferred. Option pricing models assume that the cost to purchase a stock option relates directly to the measurement of the DLOM. The logic behind these models is that investors may be able to quantify this price risk, due to lack of marketability, over a particular holding period where price volatility is usually estimated as a proxy for risk. The inputs and assumptions utilized in the fair value estimation included the Company’s stock price on the measurement date, a DLOM as described above, the number of shares pursuant to each Share Transfer Agreement, and a probability weighted factor for the Company’s expected percentage of completing its Business Combination, at each Share Transfer Agreement date.

For the Alco September Promissory Note, of which $1,000,000 was drawn on September 13, 2023, the DLOM was estimated using the put option models described above and the following assumptions: a holding period for the shares of 272 days (approximately 0.77 years) measured from the date of issuance of the $1,000,000 of proceeds under the September Note through the issuance of the shares under the Alco October Share Transfer Agreement on December 14, 2023 at which time the 180-day lock-up period commenced; a re-levered equity volatility estimated using guideline public companies of 54.0%; and a risk-free rate commensurate with the term of 5.3%. The put option models provided a DLOM range of 10.7% to 16.0% and the concluded DLOM was estimated to be 12.5%. The Company’s expected percentage of completing the Merger on this date was 80%.

For the remaining $500,000 drawn on the Alco September Promissory Note on October 3, 2023, the DLOM was estimated using the put option models described above and the following assumptions: a holding period for the shares of 252 days (approximately 0.72 years) measured from the date of issuance of the remaining $500,000 of proceeds under the September

Note through the issuance of the shares under the Alco October Share Transfer Agreement on December 14, 2023 at which time the 180-day lock-up period commenced; a re-levered equity volatility estimated using guideline public companies of 52.0%; and a risk-free rate commensurate with the term of 5.4%. The put option models provided a DLOM range of 10.0% to 15.0% and the concluded DLOM was estimated to be 11.5%. The Company’s expected percentage of completing the Merger on this date was 80%.

For the Alco November Promissory Note, the DLOM was estimated using the put option models described above and the following assumptions: a holding period for the shares of 208 days (approximately 0.60 years) measured from the issuance date of the November Note through the issuance of the shares under the November 2023 Share Transfer Agreement on December 14, 2023 at which time the 180-day lock-up period commenced; a re-levered equity volatility estimated using guideline public companies of 54.0%; and a risk-free rate commensurate with the term of 5.2%. The put option models provided a DLOM range of 9.5% to 15.0% and the concluded DLOM was estimated to be 11.5%. The Company’s expected percentage of completing the Merger on this date was 100%.

For the Alco December Promissory Note, the DLOM was estimated using the put option models described above and the following assumptions: a holding period for the shares of 180 days (approximately 0.49 years) measured from the issuance date of the December Note through the issuance of the shares under the December 2023 Share Transfer Agreement on December 14, 2023 at which time the 180-day lock-up period commenced; a re-levered equity volatility estimated using guideline public companies of 47.0%; and a risk-free rate commensurate with the term of 5.2%. The put option models provided a DLOM range of 7.5% to 12.0% and the concluded DLOM was estimated to be 9.0%. The Company’s expected percentage of completing its Business Combination on this date was 100%.

Modification of Alco September Promissory Note

In December 2023, the September 2023 Alco Promissory Note was amended to extend the maturity date to September 30, 2024. Alco is a related party to the Company due to its ownership of over 10% of the issued equity of the Company. The Company evaluated the terms of the Amendment in accordance with ASC 470-60, Troubled Debt Restructurings, and ASC 470-50, Debt Modifications and Extinguishments. The Company determined that the Company was granted a concession by the lender based on the decrease of the effective borrowing rate resulting from the First Amendment. Accordingly, the Company accounted for the Amendment as a troubled debt restructuring. As a result, the Company accounted for the troubled debt restructuring by calculating a new effective interest rate for the Amendment based on the carrying amount of the debt and the present value of the revised future cash flow payment stream. The troubled debt restructuring did not result in recognition of a gain or loss in the consolidated statement of operations but does impact interest expense to be recognized in future periods.

Promissory Notes - 7GC

The Company assumed two promissory notes in connection with the Merger which remained outstanding as of December 31, 2023. The promissory notes were issued on December 21, 2022 for a principal amount of $2,300,000 (“December 2022 7GC Note”) and on October 3, 2023 for a principal amount of $250,000 (“October 2023 7G Note, together with the December 2022 7GC Note, the “7GC Promissory Notes”). The 7GC Promissory Notes were issued to the Sponsor, 7GC & Co. Holdings LLC. The 7GC Promissory Notes do not bear interest and were repayable in full upon the earlier of the consummation of a business combination or the date the Company liquidates the trust account (the “Trust Account”) established in connection with the Company’s initial public offering (the “IPO”) upon the failure of the Company to consummate a business combination within the requisite time period. Under the original terms of the 7GC Promissory Notes, the Sponsor has the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into that number of shares of Class A common stock, $0.0001 par value per share, of the Company equal to the principal amount of the Note so converted divided by $10.00. As of December 31, 2023 and the Merger date, $2,550,000 was outstanding under the 7GC Promissory Notes. The combined balance of the outstanding amount of $2,550,000 offset by the effect of the modification as discussed below of $9,909 results in the $2,540,091 balance recorded on Consolidated Balance Sheets in Convertible notes - related party. See Note 6 - Related Party Transactions for further details of these transactions and associated balances and Note 21 - Subsequent Events for details related to the subsequent conversion of the 7GC Promissory Notes, in 2024.

Modification of Promissory Notes - 7GC

On December 12, 2023, in connection with the Merger, the Sponsor came to a non-binding agreement (“First Amendment”) with the Company to amend the optional conversion provision of the 7GC Promissory Notes. The First Amendment provided that the holder has the right to elect to convert up to the full amount of the principal balance of the 7GC Promissory Notes, in whole or in part, 30 days after the closing of the Merger (the “Closing”) at a conversion price equal to the average daily VWAP of the Class A Common Stock for the 30 trading days following the Closing. This amendment was deemed to be a debt modification in accordance with ASC 470, Debt, which will be accounted for prospectively. Modification does not result in recognition of a gain or loss in the consolidated statement of operations but does impact interest expense recognized in the future. Pursuant to ASC 470, if the modification or exchange of a convertible debt instrument is not accounted for as an extinguishment, the accounting for the change in the fair value of the embedded conversion option which increases the value of the embedded conversion option (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) is recorded as a reduction to the carrying amount of the 7GC Promissory Notes with a corresponding increase to additional paid in capital. At the time of modification, it was determined the embedded conversion option value increased by $9,909 and was recorded as a reduction to the carrying amount of the 7GC Promissory Notes which are recorded on the Consolidated Balance Sheets in Convertible notes - related party.

Convertible Promissory Notes (Yorkville)

On December 14, 2023, in connection with and pursuant to the terms of its Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (“Yorkville”), (refer to Note 18 - Equity for further details), Yorkville agreed to advance to the Company, in exchange for convertible promissory notes, an aggregate principal amount of up to $3,500,000, $2,000,000 of which was funded at the Closing in exchange for the issuance by the Company of a Convertible Promissory Note (the “Yorkville Convertible Note”) and $1,500,000 of which (the “Second Tranche”) will be funded upon the effectiveness of a registration statement for the resale under the Securities Act by Yorkville of the shares of Class A common stock issued under the SEPA pursuant to an Advance requested to be included in such registration statement; provided that if at the time of the initial filing of the registration statement, shares issuable under the Exchange Cap multiplied by the closing price on the day prior to such filing is less than $7,000,000, the Second Tranche will be further conditioned upon the Company obtaining stockholder approval to exceed the Exchange Cap. The registration statement was declared effective on February 14, 2024, and the value of shares issuable upon the initial filing of the registration statement was less than $7,000,000. On March 25, 2024 the Company obtained stockholder approval to exceed the Exchange Cap and the Second Tranche was funded.

The Company received net proceeds of $1,800,000 million after a non-cash original issue discount of $.2 million.

The Yorkville Convertible Note has a maturity date of June 14, 2024, and accrues interest at 0% per annum, subject to an increase to 18% per annum upon events of default as defined in the agreement. As of December 31, 2023, no events of default have occurred.

Additionally, Yorkville has the right to convert any portion of the outstanding principal into shares of Class A common stock at any time. The number of shares issuable upon conversion is equal to the amount of principal to be converted (as specified by Yorkville) divided by the Conversion Price (as defined in the Standby Equity Purchase Agreement disclosure below). Yorkville will not have the right to convert any portion of the principal to the extent that after giving effect to such conversion, Yorkville would beneficially own in excess of 9.99% of the total number of shares of Class A common stock outstanding after giving effect to such conversion.

Additionally, the Company, at its option, shall have the right, but not the obligation, to redeem early a portion or all amounts outstanding under the Promissory Notes at a redemption amount equal to the outstanding principal balance being repaid or redeemed, plus a 10% prepayment premium, plus all accrued and unpaid interest; provided that (i) the Company provides Yorkville with no less than ten trading days’ prior written notice thereof and (ii) on the date such notice is issued, the VWAP of the Class A common stock is less than the Fixed Price.

Upon the occurrence of certain triggering events, as defined in the Yorkville Convertible Note agreement (each an "Amortization Event"), the Company may be required to make monthly repayments of amounts outstanding under the Yorkville Convertible Note, with each monthly repayment to be in an amount equal to the sum of (x) $1,000,000, plus (y) 10% in respect of such amount, and (z) all outstanding accrued and unpaid interest as of each payment date. See Note 21 - Subsequent Events for details related to the receipt by the Company of a an amortization event waiver, from Yorkville, in January, 2024.

As of December 31, 2023, the principal amount outstanding under the Yorkville Convertible Note is $2 million. During the year ended December 31, 2023, the Company recorded interest expense of $0 in connection with the Yorkville Convertible Note.

The Yorkville Convertible Note is required to be measured at fair value pursuant to ASC 480 Distinguishing Liabilities from Equity ("ASC 480") at the date of issuance, December 14, 2023, and in subsequent reporting periods, due to the variable share-settled feature described above in which, if converted, the value to be received by Yorkville fluctuates based on something other than the fair value of the Company’s common stock. The fair value of the Yorkville Convertible Note as of December

14, 2023 and December 31, 2023 was $1,800,000 and $1,766,000, respectively. The Company used a Monte Carlo simulation model in order to determine the Yorkville Convertible Note’s fair value at December 14, 2023, with the following inputs: the fair value of the Company's common stock of $10.96 on the issuance date, estimated equity volatility of 43%, the time to maturity of 0.5 years, a discounted market interest rate of 14.9%, a risk free rate of 5.30%, and probability of optional redemption 10.0%.

During the year ended December 31, 2023, the Company recorded a gain of $34,000 related to the change in fair value of the Yorkville Convertible Note liability. The Company used a Monte Carlo simulation model in order to determine the Yorkville Convertible Note’s fair value at December 31, 2023, with the following inputs: the fair value of the Company's common stock of $1.88 on December 31, 2023, estimated equity volatility of 71%, the time to maturity of 0.46 years, a discounted market interest rate of 14%, a risk free rate of 5.28%, and probability of optional redemption 10.0%.

Term and Convertible Notes (CP BF)

On February 19, 2021, the Company entered into a loan agreement with CP BF Lending, LLC (“CP BF”) for $8,000,000 (the "Loan Agreement"). The Loan Agreement was comprised of a Term Note for $6,500,000 and a Convertible Note for $1,500,000, with the option upon the request of the Company for Additional Loan (“Additional Loan”) principal amount of up to $7,000,000, evidenced by additional notes with 81.25% of the principal amount of such Additional Loan being evidenced by a Term Note, and 18.75% of the principal amount of such an Additional Loan being evidenced by a Convertible Note. The Term Note bears cash interest at a rate of 14% per annum paid monthly and accrued interest payable-in-kind (“PIK”) cumulatively at 1.5% per annum. The outstanding principal balance of the Term Note together with accrued and unpaid interest thereon, unpaid fees and expenses and any other Obligations then due, shall be paid on February 19, 2025 (“Loan Maturity Date”). The Convertible Note accrues PIK interest cumulatively at a rate of 15.5% per annum, and is convertible into Class A Common Stock upon Qualified Financing (as defined in the agreement), upon a Change of Control (as defined in the agreement), upon Prepayment, or at Maturity at a fixed conversion price. If not sooner converted or prepaid, the Convertible Note principal together with accrued and unpaid interest thereon, unpaid fees and expenses and any other Obligations then due, shall be paid on the Loan Maturity Date. Upon the occurrence, and during the continuance, of an Event of Default (as defined in the agreement), interest on the Term Note will bear cash interest at a per annum rate of 20% (“Default Rate”) and no PIK interest shall accrue at any time during an Event of Default and the Convertible Note will bear PIK Interest at a per annum at the Default Rate.

Additionally, the Company may voluntarily prepay the Principal of the Loans, in accordance with their terms, in whole or in part at any time. On the date of any such prepayment, the Company will owe to Lender: (i) all accrued and unpaid Cash Interest with respect to the principal amount so prepaid through the date the prepayment is made; (ii) if such prepayment is prior to the twelve-month anniversary of the Closing Date, all unpaid interest (including for the avoidance of doubt, PIK Interest and Cash Interest) with respect to the principal amount so prepaid that would have been due and payable on or prior to the twelve-month anniversary of the Closing Date had the Loans remained outstanding until such twelve-month anniversary date (the “Yield Maintenance Premium”); (iii) the Exit Fee with respect to the principal amount so prepaid, calculated as 1.0% of the outstanding principal balance of the Loans, with only the portion of the principal balance so converted counted for purposes of determining the applicable Exit Fee; and provided further, that, in the event of a partial prepayment of the Loans, the Exit Fee shall be calculated on the principal amount so repaid and not on the entire outstanding principal balance thereof, and (iv) all other Obligations, if any, that shall have become due and payable hereunder with respect to the principal amount so prepaid.

The Loan Agreement contains customary covenants, including restrictions on the Company’s ability to incur indebtedness, grant liens or security interest on assets, make acquisitions, loans, advances or investments, or sell or otherwise transfer assets, among others. The Loan Agreement also contains other financial covenants related to minimum gross profit margin, minimum ARR (Annual Recurring Revenue) growth rate, and fixed charge ratio, among other financial covenants per the terms of the Loan Agreement. The Loan Agreement is secured by a first-priority Lien (subject to Permitted Liens) on and security interest in the Collateral pursuant to the terms of the Collateral Documents. The Loan Agreement named Joseph Davy, CEO, as Guarantor, and per the term of the Loan Agreement, he is willing to guarantee the full payment, performance and collection of all of the Credit Parties’ obligations thereunder and under the Loan Agreement, all as further set forth therein.

For all respective periods presented, the Company was not in compliance with the Minimum Gross Profit Margin covenant in section 7.14.1 of the Loan Agreement, the Minimum ARR Growth covenant in section 7.14.2 of the Loan Agreement, and the Fixed Charge Coverage Ratio covenant in section 7.14.3 of the Loan Agreement. As a result of the Company's noncompliance with the financial covenants, the entire principal amount and all unpaid and accrued interest will be classified as current on the Company's consolidated balance sheets.

Upon the occurrence of an Event of Default, and at any time thereafter unless and until such Event of Default has been waived by CP BF or cured to the satisfaction of Lender, subject to the exercise of customary commercial underwriting standards in determining such satisfaction, Lender may, without notice or demand to the Credit Parties declare the unpaid principal of and any accrued interest shall be immediately due and payable. While the Company and the Lender are engaged in good faith discussions to resolve these matters, no agreement to resolve such matters has been reached and all of the Loans remain in default for the reasons stated above, and the Lender is not presently exercising remedies, which the Lender reserves the right to so do at any time.

On February 19, 2021, the Company capitalized $310,589 and $71,674 of costs associated with the issuance of the Term Note and Convertible Notes, respectively, and amortizes these costs to interest expense over the term of the debt, using the effective interest method. The capitalized debt issuance costs are presented as a reduction of the carrying value of the Term Note and Convertible Notes.

The embedded redemption put feature upon a Prepayment and Default Interest triggering events that are unrelated to the creditworthiness of the Company are not clearly and closely related to the debt host instrument, were separated and bundled together, as a derivative and assigned probabilities of being affected and initially measured at fair value in the amount of $3,000. Subsequent changes in fair value of the feature will be recognized as a gain or loss in the Consolidated Statement of Operations. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative (See Note 8 - Fair Value Measurements).

On October 10, 2022 the Loan Agreement was amended, where CP BF waived payment by the Company of four months of cash interest with respect to the Term Note in replacement for a Convertible Note (“First Amendment Convertible Note”) in the principal amount of $321,345, which is not considered an Additional Loan as defined above. The First Amendment Convertible Note has the same features as the Convertible Note described above.

Discounts to the principal amounts, relating to the debt issuance costs and embedded features, are included in the carrying value of the Convertible Notes and amortized to interest expense over the remaining term of the underlying debt. During 2022, the Company recorded a $2,000 debt discount upon issuance of the Convertible Notes. For the year ended December 31, 2023, interest expense on the Term Note totaled $1,140,106, comprised of $1,058,230 of contractual interest and $81,876 for the amortization of the discount. The effective interest rate for the Term Note was 16% for years ended December 31, 2023 and 2022. For the year ended December 31, 2023, interest expense on the Convertible Notes totaled $422,507, comprised of $395,575 of contractual interest and $26,932 for the amortization of the discount. The effective interest rate for the CP BF Convertible Note and First Amendment Convertible Note was 16% for the years ended December 31, 2023 and 2022. For the year ended December 31, 2022, interest expense on the Term Note totaled $1,110,296, comprised of $1,042,291 of contractual interest and $68,006 for the amortization of the discount. For the year ended December 31, 2022, interest expense on the Convertible Notes totaled $319,743, comprised of $303,121 of contractual interest and $16,622 for the amortization of the discount.

The Company utilizes a combination of scenario-based methods and Black-Scholes option pricing models to determine the average share count outstanding at conversion and the simulated price per share for the Company as of the valuation date. Key inputs into these models included the timing and probability of the identified scenarios, and for Black-Scholes option pricing models used for notes that included a valuation cap, equity values, risk-free rate and volatility.

Modification of Term and Convertible Notes (CP BF)

On August 24, 2023, the Company entered into a forbearance agreement (the "Forbearance Agreement") with CP BF Lending. Under the terms of this Forbearance Agreement, and as a result of the Company's non-compliance with certain covenants of its Loan Agreement with CP BF, CP BF agreed to (i) amend certain provisions of the Loan Agreement to clarify the treatment of the Merger with 7GC under the Loan Agreement, (ii) consent to the consummation of the Merger Agreement with 7GC and (iii) forbear from exercising any of its rights and remedies under the Loan Agreement with the Company from the effective date of the Forbearance Agreement until the earlier of (a) the four-month anniversary of the closing of the Merger if the Merger is closed on or prior to December 29, 2023, (b) December 29, 2023 if the Merger is not consummated on or prior to December 29, 2023 or (c) the date on which any Termination Event (as defined within the Forbearance Agreement) shall have occurred.

In connection with the Forbearance Agreement, CP BF and the Company also agreed to amend and restate CP BF’s existing convertible promissory notes (the “A&R CP BF Notes”) so that they may remain outstanding following the closing of the Merger and, at CP BF’s option, be convertible into Class A shares of the combined company.

On December 14, 2023, the Company entered into the First Amendment to the Forbearance Agreement with the Lender. In particular, the Company agreed to pay the Lender an amount in cash equal to $23,748 (the “Amendment Fee”) on the execution date to extend the forbearance period from the four-month anniversary of the closing of the Merger to the six-month anniversary of the closing of the Merger. This amendment was deemed to be a debt modification in accordance with ASC 470, Debt, which will be accounted for prospectively. Modification does not result in recognition of a gain or loss in the consolidated statement of operations but does impact interest expense recognized in the future.

The following table presents the CP BF convertible notes as of December 31, 2023:

Face value of the CB BF convertible notes	$1,821,345
Debt discount, net	(41,983)
Carrying value of the CB BF convertible notes	1,779,362
Accrued interest	914,479
Total CB BF convertible notes and accrued interest	$2,693,841

The following table presents the CP BF convertible notes as of December 31, 2022:

Face value of the CB BF convertible notes	$1,821,345
Debt discount, net	(63,715)
Carrying value of the CB BF convertible notes	1,757,630
Accrued interest	518,904
Total CB BF convertible notes and accrued interest	$2,276,534

The following table presents the CP BF term note as of December 31, 2023:

Face value of the CB BF term note	$6,500,000
Debt discount, net	(129,586)
Carrying value of the CB BF term note	6,370,414
Accrued interest	289,373
Total CB BF term note and accrued interest	$6,659,787

The following table presents the CP BF term note as of December 31, 2022:

Face value of the CB BF term note	$6,500,000
Debt discount, net	(192,911)
Carrying value of the CB BF term note	6,307,089
Accrued interest	186,962
Total CB BF term note and accrued interest	$6,494,051

15. Warrant Liabilities

Public Warrants

The Company assumed 11,500,000 Public Warrants in the Merger which remained outstanding as of December 31, 2023. The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years from the Merger Closing Date. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation.

The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A Common Stock underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration, or a valid exemption from registration is available. No Public Warrant will be exercisable and the Company will not be obligated to issue a share of Class A Common Stock upon exercise of a Public Warrant unless the shares of Class A Common Stock issuable upon such Public Warrant exercise has been registered, qualified, or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Public Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Public Warrant, the holder of such Public Warrant will not be entitled to exercise such Public Warrant and such Public Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Public Warrant. The Resale Registration statement went effective on February 14, 2024.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Merger, it will its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Merger, the warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the Public Warrants for that number of shares of Class A Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A Common Stock underlying the Public Warrants, multiplied by the excess of the “fair market value” (as defined below) less the exercise price of the Public Warrants by (y) the fair market value. The “fair market value” as used in this paragraph shall mean the average last sale price of the Class A Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the warrant holders.

Redemption of Public Warrants When the price per Share of Class A Common Stock Equals or Exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•
in whole and not in part;
•
at a price of $0.01 per Warrant;
•
upon a minimum of 30 days' prior written notice of redemption (the "30-day redemption period"); and
•
if, and only if, the closing price per share of Class A Common Stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant as described under the heading “- Warrants—Public Stockholder Warrants—Anti-dilution Adjustments”) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the issuance of shares of Class A Common Stock issuable upon exercise of the Public Warrants is then effective and a current prospectus relating to those shares of Class A Common Stock is available throughout the 30-day redemption period. If and when the Public Warrants become redeemable by the Company, the Company may not exercise its redemption right if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the Public Warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants, each warrant holder will be entitled to exercise his, her or its Public Warrant prior to the scheduled redemption date. However, the price per share of Class A Common Stock may fall below the $18.00 redemption trigger price (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant as described under the heading “-Warrants—Public Stockholder Warrants—Anti-dilution Adjustments”) as well as the $11.50 (for whole shares) Public Warrant exercise price after the redemption notice is issued.

No fractional shares of Class A Common Stock will be issued upon exercise. If, upon exercise, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of shares of Class A Common Stock to be issued to the holder.

GEM Financing Arrangement

In May 2022, the Company entered into a Share Purchase Agreement with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, “GEM”) (the “GEM Agreement”) pursuant to which, among other things, upon the terms and subject to the conditions of the GEM Agreement, GEM is to purchase from the Company (or its successor following a Reverse Merger Transaction (as defined in the GEM Agreement)) up to the number of duly authorized, validly issued, fully paid and non-assessable shares of common stock having an aggregate value of $100,000,000 (the “GEM Financing”). Further, in terms of the GEM Agreement, on the Public Listing Date, the Company was required to make and execute a warrant ("GEM Warrant") granting GEM the right to purchase up to the number of common shares of the Company that would be equal to 3% of the total equity interests, calculated on a fully diluted basis, and at an exercise price per share equal to the lesser of (i) the public offering price or closing bid price on the date of public listing or (ii) the quotient obtained by dividing $650 million by the total number of equity interests.

On December 13, 2023, the Company and GEM entered into a binding term sheet (the “GEM Term Sheet”) and, on December 14, 2023, a letter agreement (the “GEM Letter”), agreeing to terminate in its entirety the GEM Agreement by and between the Company and GEM, other than with respect to the Company’s obligation (as the post-combination company in the Merger) to issue the GEM Warrant granting the right to purchase Class A Common Stock in an amount equal to 3% of the total number of equity interests outstanding as of the Closing, calculated on a fully diluted basis, at an exercise price on the terms and conditions set forth therein, in exchange for issuance of a $2.0 million convertible debenture with a five-year maturity and 0% coupon. Due to the determination of the final terms of the planned $2.0 million convertible debenture having not been finalized, nor the final agreement related to the convertible debenture having been executed, as of December 31, 2023, the Company recognized, concurrent with the close of the merger, a liability for the GEM commitment fee, along with a corresponding GEM commitment fee expense, in the amount of $2.0 million. See Note 21 - Subsequent Events for details related to the subsequent execution of the GEM Settlement Agreement and issuance of the final GEM convertible promissory note, in 2024.

At Closing, the GEM Warrant automatically became an obligation of the Company, and on December 15, 2023, the Company issued the GEM Warrant granting GEM the right to purchase 828,533 shares at an exercise price of $6.49 per share. The exercise price will be adjusted to 105% of the then-current exercise price if on the one-year anniversary date of the Effective Time, the GEM Warrant has not been exercised in full and the average closing price per share of Class A Common Stock for the 10 days preceding the anniversary date is less than 90% of the initial exercise price. GEM may exercise the GEM Warrant at any time and from time to time until December 14, 2026. The terms of the GEM Warrant provide that the exercise price of the GEM Warrant, and the number of shares of Class A Common Stock for which the GEM Warrant may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of New Banzai Common Stock resulting from stock splits, reverse stock splits, consolidations, combinations and reclassifications. Additionally, the GEM Warrant contains weighted average anti-dilution provisions that provide that if the Company issues shares of common stock, or securities convertible into or exercisable or exchange for, shares of common stock at a price per share that is less than 90% of the exercise price then in effect or without consideration, then the exercise price of the GEM Warrant upon each such issuance will be adjusted to the price equal to 105% of the consideration per share paid for such common stock or other securities. In the event of a Change of Control, if the Surviving Corporation does not have registered class of equity securities and common shares listed on a U.S. national securities exchange, then the Holder is entitled to receive one percent of the total consideration received by the Company’s stockholders and the GEM Warrants will expire upon payment.

The Warrants were not considered indexed to the issuer’s stock pursuant to ASC 815, as the holder’s ability to receive one percent of the total consideration received by the Company’s stockholders in connection with a Change of Control in lieu of the Warrant, where the surviving corporation is not publicly traded, adjusts the settlement value based on items outside the Company’s control in violation of the fixed-for-fixed option pricing model. As such, the Company recorded the Warrants as liabilities initially measured at fair value with subsequent changes in fair value recognized in earnings each reporting period.

The measurement of fair value was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, exercise price, term, volatility, risk-free rate, probability of dilutive term of three years, and expected time 1to conversion). The fair value of the Warrants on the grant date, as determined by the Monte Carlo simulation option pricing model, was $2,448,000 on December 15, 2023. The Company determined the Warrants were share issuance costs associated with an aborted offering. ASC 340 notes aborted offering costs may not be deferred and charged against proceeds of a subsequent offering. As such, the Company will record an expense for the corresponding fair value. As of December 31, 2023, the fair value of the Warrants, as determined by the Monte Carlo simulation option pricing model, was $641,000.

If the per share market value of one share of Class A Common Stock is greater than the then-current exercise price, then GEM will have the option to exercise the GEM Warrant on a cashless basis and receive a number of shares of Class A Common Stock equal to (x) the number of shares of Class A Common Stock purchasable upon exercise of all of the GEM Warrant or, if only a portion of the GEM Warrant is being exercised, the portion of the GEM Warrant being exercised, less (y) the product of the then-current exercise price and the number of shares of Class A Common Stock purchasable upon exercise of all of the

GEM Warrant or, if only a portion of the GEM Warrant is being exercised, the portion of the GEM Warrant being exercised, divided by the per share market value of one share of Class A Common Stock.

The GEM Warrant is subject to a restriction on exercise of the GEM Warrant such that the GEM Warrant may not be exercised if such exercise would result in the beneficial ownership of the holder and its affiliates in excess of 9.99% of the then-issued and outstanding shares of Common Stock.

16. Simple Agreements for Future Equity

Simple Agreements for Future Equity - Related Party

During 2021, the Company entered into Simple Agreements for Future Equity (SAFE) arrangements with related parties Alco, DNX and William Bryant (See Note 14 - Debt, for a description of the related party relationship with these entities) (the "Related Party SAFEs") pursuant to which the Company received gross proceeds in the amount of $3,567,000. In the event of an Equity Financing (as defined in the SAFEs agreements), the Related Party SAFEs will automatically convert into shares of the Company’s common or preferred stock at a discount of 15% of the per share price of the shares offered in the Equity Financing (the “Discount Price”). In the event of a Liquidity Event, SPAC Transaction or Dissolution Event (all terms as defined in the SAFEs agreements), the holders of the Related Party SAFEs will be entitled to receive cash or shares of the Company’s common or preferred stock. The Related Party SAFEs were recorded as a liability in accordance with the applicable accounting guidance as they are redeemable for cash upon contingent events that are outside of the Company’s control. The initial fair value of the Related Party SAFE liability was $3,567,000. Subsequent changes in fair value at each reporting period are recognized in the consolidated statement of operations. For the years ended December 31, 2023 and 2022, the Company recognized a gain of $2,752,430 and loss of $4,078,431, respectively, for the change in fair value of the Related Party SAFE liability.

The Company utilizes a combination of scenario-based methods and Monte Carlo simulation to determine the fair value of the Related Party SAFE liability as of the valuation dates. Key inputs into these models included the timing and probability of the identified scenarios, and for Black-Scholes option pricing models used for notes that included a valuation cap, equity values, risk-free rate and volatility.

On September 2, 2022, the Company modified the SAFE agreements pursuant to approval by the holders. In accordance with the modified terms, in the event of an Equity Financing or SPAC Transaction, the Related Party SAFEs will automatically convert into shares of the Company’s common or preferred stock at the lesser of (a) the Discount Price for an Equity Financing (Liquidity Price (as defined in the agreements) for a SPAC Transaction) or (b) the conversion price obtained by dividing $50,000,000 by the Fully Diluted Capitalization (as defined in the agreements). Upon modification, the Company calculated the fair value of the Related Party SAFE liability immediately before and immediately after the modification which resulted in the recognition of a loss for the change in fair value of $1,602,174.

On December 14, 2023, all outstanding principal related to the Related Party SAFEs at a carrying value of $6,049,766 converted into 551,949 shares the Company’s Class A Common Stock pursuant to the close of the Merger Agreement and application of the exchange ratio.

Simple Agreements for Future Equity - Third Party

During 2021, the Company entered into Simple Agreements for Future Equity (SAFE) arrangements with third party investors (the "Third Party SAFEs") pursuant to which the Company received gross proceeds in the amount of $269,000. In the event of an Equity Financing (as defined in the SAFEs agreements), the Third Party SAFEs will automatically convert into shares of the Company’s common or preferred stock at a discount of 15% of the per share price of the shares offered in the Equity Financing (the “Discount Price”). In the event of a Liquidity Event, SPAC Transaction or Dissolution Event (all terms as defined in the SAFEs agreements), the holders of the Third Party SAFEs will be entitled to receive cash or shares of the Company’s common or preferred stock. The Third Party SAFEs were recorded as a liability in accordance with the applicable accounting guidance as they are redeemable for cash upon contingent events that are outside of the Company’s control. The initial fair value of the Third Party SAFE liability was $269,000. Subsequent changes in fair value at each reporting period are recognized in the Consolidated Statement of Operations. For the years ended December 31, 2023 and 2022, the Company recognized a gain of $207,570 and a loss of $307,569, respectively, for the change in fair value of the Third Party SAFE liability.

The Company utilizes a combination of scenario-based methods and Monte Carlo simulation to determine the fair value of the Third Party SAFE liability as of the valuation dates. Key inputs into these models included the timing and probability of the identified scenarios, and for Black-Scholes option pricing models used for notes that included a valuation cap, equity values, risk-free rate and volatility.

On September 2, 2022, the Company modified the Third Party SAFE agreements pursuant to approval by the holders. In accordance with the modified terms, in the event of an Equity Financing or SPAC Transaction, the Third Party SAFEs will automatically convert into shares of the Company’s common or preferred stock at the lesser of (a) the Discount Price for an Equity Financing (Liquidity Price (as defined in the agreements) for a SPAC Transaction) or (b) the conversion price obtained by dividing $50,000,000 by the Fully Diluted Capitalization (as defined in the agreements). Upon modification, the Company calculated the fair value of the Third Party SAFE liability immediately before and immediately after the modification which resulted in the recognition of a loss for the change in fair value of $120,826.

On December 14, 2023, all outstanding principal related to the Third Party SAFEs at a carrying value of $456,234 converted into 41,626 shares the Company’s Class A Common Stock pursuant to the close of the Merger Agreement and application of the exchange ratio.

17. Commitments and Contingencies

Leases

The Company has operating leases for its real estate across multiple states. The operating leases have remaining lease terms of approximately 0.76 years as of December 31, 2023 and consist primarily of office space.

The lease agreements generally do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an appropriate incremental borrowing rate to discount remaining lease payments.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements. Certain leases include variable payments related to common area maintenance and property taxes, which are billed by the landlord, as is customary with these types of charges for office space. The Company has not entered into any lease arrangements with related parties.

The Company’s existing leases contain escalation clauses and renewal options. The Company is not reasonably certain that renewal options will be exercised upon expiration of the initial terms of its existing leases. Prior to adoption of ASU 2016-02 effective January 1, 2022, the Company accounted for operating lease transactions by recording lease expense on a straight-line basis over the expected term of the lease.

The Company entered into a sublease which it has identified as an operating lease prior to the adoption of ASC 842 Leases. The Company remains the primary obligor to the head lease lessor, making rental payments directly to the lessor and separately billing the sublessee. The sublease is subordinate to the master lease, and the sublessee must comply with all applicable terms of the master lease. The Company subleased the real estate to a third-party at a monthly rental payment amount that was less than the monthly cost that it pays on the headlease with the lessor.

In evaluating long-lived assets for recoverability, the Company calculated the fair value of the sublease using its best estimate of future cash flows expected to result from the use of the asset. When undiscounted cash flows to be generated through the sublease is less than the carrying value of the underlying asset, the asset is deemed impaired. If it is determined that assets are impaired, an impairment loss is recognized for the amount that the asset's book value exceeds its fair value. Based on the expected future cash flows, the Company recognized an impairment loss upon adoption of ASC 842 Leases of $303,327. The impairment loss was recorded to impairment loss on lease on the consolidated statement of operations for the year ended December 31, 2022.

The components of lease expense, are as follows:

	For the Year Ended December 31,
Components of lease expense:	2023	2022
Operating lease cost	$199,611	$191,483
Lease impairment cost	—	303,327
Sublease income	(204,324)	(177,588)
Total lease (income) cost	$(4,713)	$317,222

Supplemental cash flow information related to leases are as follows:

	For the Year Ended December 31,
Supplemental cash flow information:	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Non-cash lease expense (operating cash flow)	$173,245	$152,018
Non-cash impairment of right to use assets (operating cash flow)	—	(303,327)
Change in lease liabilities (operating cash flow)	(284,963)	(243,596)
Operating lease right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$762,603

Supplemental balance sheet information related to leases was as follows:

Operating leases:	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$134,013	$307,258
Operating lease liability, current	234,043	284,963
Operating lease liability, long-term	—	234,043
Total operating lease liabilities	$234,043	$519,006

Weighted-average remaining lease term:	December 31, 2023	December 31, 2022
Operating leases (in years)	0.76	1.76

Weighted-average discount rate:	December 31, 2023	December 31, 2022
Operating leases	6.76%	6.74%

Future minimum lease payments under non-cancellable lease as of December 31, 2023, are as follows:

Maturities of lease liabilities:
Year Ending December 31,
2024	$240,818
Total undiscounted cash flows	240,818
Less discounting	(6,775)
Present value of lease liabilities	$234,043

Cantor Fee Agreement

In connection with the Merger, 7GC previously agreed to pay Cantor an Original Deferred Fee of $8,050,000 as deferred underwriting commissions. On November 8, 2023, Cantor and 7GC entered into a Fee Reduction Agreement, pursuant to which Cantor agreed to forfeit $4,050,000 of the $8,050,000 Original Deferred Fee, with the remaining $4,000,000 Reduced Deferred Fee payable by Banzai to Cantor following the Closing of the Merger. Pursuant to the Fee Reduction Agreement, the Reduced Deferred Fee will be payable in the form of the Cantor Fee Shares, which will be calculated as a number of Class A Common Stock equal to the greater of (a) 400,000 or (b) the quotient obtained by dividing (x) the Reduced Deferred Fee by (y) the dollar volume-weighted average price for the Class A Common Stock on Nasdaq, over the five trading days immediately preceding the date of filing of a resale registration statement on Form S-1, as reported by Bloomberg through its “AQR” function (as adjusted for any stock dividend, split, combination, recapitalization or other similar transaction). In connection with the merger discussed in Note 4 - Merger, the Company assumed the outstanding liabilities of 7GC, including the above discussed deferred underwriting fee payable.

Pursuant to the Fee Reduction Agreement, the Company also agreed to use its reasonable best efforts to have the registration statement declared effective by the SEC by the 120th calendar day after December 29, 2023, the date of the initial filing thereof, and to maintain the effectiveness of such registration statement until the earliest to occur of (i) the second anniversary of the date of the effectiveness thereof, (ii) the Cantor Fee Shares shall have been sold, transferred, disposed of or exchanged by Cantor, and (iii) the Cantor Fee Shares issued to Cantor may be sold without registration pursuant to Rule 144 under the Securities Act (such obligations, the “Cantor Registration Rights Obligations”).

On December 28, 2023, the Company and Cantor amended the Fee Reduction Agreement to provide that the Reduced Deferred Fee was payable in the form of 1,113,927 shares of Class A Common Stock and to provide that Cantor is subject to a 12-month lock-up with respect to the Cantor Fee Shares. On December 28, 2023, the Company issued the Cantor Fee Shares to Cantor, covering the Reduced Deferred Fee in accordance with the Fee Reduction Agreement. The fair value of the 1,113,927 shares of Class A Common Stock was determined to be $2,450,639 on December 28, 2023 based on the Company's opening stock price of $2.20. Although the Company issued the Cantor Fee Shares, as of December 31, 2023, the Company has not satisfied its Cantor Registration Rights Obligations. As such, the Company cannot conclude that it has settled its outstanding obligations to Cantor. Therefore, neither criteria under ASC 405 for extinguishment and derecognition of the liability were satisfied and the $4,000,000 Reduced Deferred Fee remained outstanding as a current liability on the Company’s December 31, 2023 balance sheet.

At each interim period after December 31, 2023, the Company will monitor its compliance with the Cantor Registration Rights Obligations to determine whether the entire amount of the Reduced Deferred Fee has become due and payable in cash, or the Company’s obligations have been satisfied and the remaining liability should be derecognized. At such time as the Company's obligations under the Fee Reduction Agreement have been satisfied the relief of the liability will be recorded through equity.

Legal Matters

In the regular course of business affairs and operations, we are subject to possible loss contingencies arising from third-party litigation and federal, state, and local environmental, labor, health and safety laws and regulations. We assess the probability that we could incur liability in connection with certain of these lawsuits. Our assessments are made in accordance with generally accepted accounting principles, as codified in ASC 450-20, and is not an admission of any liability on the part of the Company or any of its subsidiaries. In certain cases that are in the early stages and in light of the uncertainties surrounding them, we do not currently possess sufficient information to determine a range of reasonably possible liability.

18. Equity

Class A and B Common Stock

The Company is authorized to issue up to 275,000,000 shares, consisting of 250,000,000 Class A Common Stock, and 25,000,000 shares of Class B Common Stock par value $0.0001 per share.

As discussed in Note 4 - Reverse Merger Capitalization with 7GC & Co. Holdings Inc., the Company has retroactively adjusted the shares issued and outstanding prior to December 14, 2023 to give effect to the Exchange Ratio to determine the number of shares of Company Common Stock into which they were converted.

The Class A Common Stock and Class B Common Stock entitle their holders to one vote per share and ten votes per share, respectively, on each matter properly submitted to the stockholders entitled to vote thereon. The holders of shares of Common Stock shall be entitled to receive dividends declared by the Board of Directors, on a pro rata basis based on the number of shares of Common Stock held by each such holder, assuming conversion of all Class B Common Stock into Class A Common Stock at a one to one conversion ratio.

Preferred Stock

The Company is authorized to issue 75,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of December 31, 2023, no shares of preferred stock were outstanding.

On December 14, 2023, pursuant to the Merger, 2,328,823 outstanding shares of Preferred Stock were automatically converted into 1,432,443 shares of the Company’s Class A Common Stock pursuant to the Exchange Ratio. Refer to Note 4 - Reverse Merger Capitalization with 7GC & Co. Holdings Inc. for further details.

Restricted Stock

In connection with the acquisition of Demio and High Attendance, the Company issued restricted stock to the selling shareholders and founders of Demio. 745,800 shares of the Company's restricted Class A common stock were issued to the selling shareholders and founders of Demio and 81,908 shares of the Company's restricted Class A common stock were issued to the High Attendance shareholder. All shares issued to the selling shareholders and founders of Demio vested and are outstanding as of December 31, 2023. On July 1, 2022, all shares issued to the High Attendance shareholder were cancelled and are not outstanding as of December 31, 2023 and 2022. Upon the closing of the Merger, the restrictions on the outstanding shares were lifted and the shares became freely tradeable.

Yorkville Standby Equity Purchase Agreement ("SEPA")

On December 14, 2023, the Company entered into the SEPA with YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (“Yorkville”) in connection with the Merger. Pursuant to the SEPA, subject to certain conditions, the Company shall have the option, but not the obligation, to sell to Yorkville, and Yorkville shall subscribe for, an aggregate amount of up to up to $100,000,000 of the Company’s shares of Class A common stock, par value $0.0001 per share, at the Company’s request any time during the commitment period commencing on December 14, 2023 and terminating on the 36-month anniversary of the SEPA (the “SEPA Option”).

Each advance (each, an “Advance”) the Company requests under the SEPA (notice of such request, an “Advance Notice”) may be for a number of shares of Class A common stock up to the greater of (i) 500,000 shares or (ii) such amount as is equal to 100% of the average daily volume traded of the Class A common stock during the five trading days immediately prior to the date the Company requests each Advance; provided, in no event shall the number of shares of Class A common stock issued cause the aggregate shares of Class A common stock held by Yorkville and its affiliates as of any such date to exceed 9.99% of the total number of shares of Class A common stock outstanding as of the date of the Advance Notice (less any such shares held by Yorkville and its affiliates as of such date) (the “Exchange Cap”). The shares would be purchased, at the Company’s election, at a purchase price equal to either:

i) 95% of the average daily Volume Weighted Average Price (“VWAP”) of the Class A Common Stock on the Nasdaq Stock Market (“Nasdaq”), subject to certain conditions per the SEPA (the “Option 1 Pricing Period; or

ii) 96% of the lowest daily VWAP of the Class A Common Stock during the three trading days commencing on the Advance Notice date, subject to certain conditions per the SEPA (the “Option 2 Pricing Period”).

Any purchase under an Advance would be subject to certain limitations, including that Yorkville shall not purchase or acquire any shares that would result in it and its affiliates beneficially owning more than 9.99% of the then outstanding voting power or number of shares of Class A common stock or any shares that, aggregated with shares issued under all other earlier Advances, would exceed 19.99% of all shares of Class A common stock and Class B common stock of the Company, par value $0.0001 per share, outstanding on the date of the SEPA, unless Company shareholder approval was obtained allowing for issuances in excess of such amount.

The SEPA Option was determined to be a freestanding financial instrument which did not meet the criteria to be accounted for as a derivative instrument or to be recognized within equity. Pursuant to ASC 815 Derivatives and Hedging ("ASC 815"), the Company will therefore recognize the SEPA Option as an asset or liability, measured at fair value at the date of issuance, December 14, 2023, and in subsequent reporting periods, with changes in fair value recognized in earnings. The SEPA Option was determined to have a fair value of $0 at December 14, 2023 and December 31, 2023.

In connection with the execution of the SEPA, the Company paid a cash structuring fee to Yorkville in the amount of $35,000 (the “Structuring Fee”). Additionally, (a) Legacy Banzai issued to Yorkville immediately prior to the Closing of the Merger on December 14, 2023 such number of shares of Legacy Banzai’s Class A common stock such that upon the Closing, Yorkville received 300,000 shares of Class A common stock (the “Closing Shares”) having an aggregate fair value of $3,288,000 at issuance, as a holder of shares of Class A common stock of Legacy Banzai, and (b) the Company agreed to pay a commitment fee of $500,000 to Yorkville at the earlier of (i) March 14, 2024 or (ii) the termination of the SEPA, which will be payable, at the option of the Company, in cash or shares of Class A common stock through an Advance (the “Deferred Fee”). The aggregate fair value of the Structuring Fee, the Closing Shares, and the Deferred Fee of $3,823,000 was recorded to general and administrative expense upon execution of the SEPA.

Pursuant to the terms of the SEPA, at any time that there is a balance outstanding under the Yorkville Convertible Note, Yorkville has the right to receive shares to pay down the principal balance, and may select the timing and delivery of such shares (via an “Investor Notice”), in an amount up to the outstanding principal balance on the Yorkville Convertible Note at a purchase price equal to the lower of (i) $10.00 per share of Class A common stock (the “Fixed Price”), or (ii) 90% of the lowest daily Volume Weighted Average Price (“VWAP”) of the Class A common stock on Nasdaq during the 10 consecutive Trading Days immediately preceding the Investor Notice date or other date of determination (the “Variable Price”). The Variable Price shall not be lower than $2.00 per share (the “Floor Price”). The Floor Price shall be adjusted (downwards only) to equal 20% of the average VWAP for the five trading days immediately prior to the date of effectiveness of the initial Registration Statement. Notwithstanding the foregoing, the Company may reduce the Floor Price to any amount via written notice to Yorkville, provided that such amount is no more than 75% of the closing price on the Trading Day immediately prior to the time of such reduction and no greater than $2.00 per share of Class A common stock (the “Conversion Price”). At any time that there is a balance outstanding under the Yorkville Convertible Note, the Company is not permitted to issue Advance Notices under the SEPA unless an Amortization Event has occurred under the terms of the Yorkville Convertible Note agreement. Refer to Note 21 Subsequent Events for further details

There were no Advance Notices issued pursuant to the SEPA during the year ended December 31, 2023 or as of the date that these financial statements were issued.

Cantor Fee Agreement

On December 28, 2023, the Company issued 1,113,927 shares of Class A Common Stock to Cantor pursuant to the Fee Reduction Agreement. See Note 17 - Commitments and Contingencies for further details of this transaction.

19. Stock-Based Compensation

Prior to the Merger, the Company established the Banzai International, Inc. 2016 Equity Incentive Plan (“the 2016 Plan”) on April 26, 2016, to enable the Company to attract, incentivize and retain eligible individuals through the granting of awards in the Company. The maximum number of options that may be issued over the term of the Plan were initially set at 400,000 shares of common stock. On July 19, 2017, the 2016 Plan was amended to increase the maximum number of options that may be issued to 2,400,000 shares of common stock. Accordingly, the Company has reserved a sufficient number of shares to permit the exercise of options in accordance with the terms of the 2016 Plan. The term of each award under the 2016 Plan shall be no more than ten years from the date of grant thereof. The Company’s Board of Directors is responsible for the administration of the 2016 Plan and has the sole discretion to determine which grantees will be granted awards and the terms and conditions of the awards granted. As of December 31, 2023, 572,172 stock options remain available to be awarded under the 2023 Plan.

During 2023, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan permits the granting of incentive stock options, nonstatutory stock options, SARs, restricted stock awards, RSU awards, performance awards, and other awards. to employees, directors, and consultants. The aggregate number of shares of common stock that may be issued will not exceed approximately 12.5% of the fully diluted common stock determined at the Close of the Merger. In addition, the aggregate number of shares of common stock will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to 5% of the total number of shares of the fully diluted common stock determined as of the day prior to such increase. The aggregate maximum number of shares of common stock that may be issued pursuant to the exercise of incentive stock options is approximately three times the total number of shares of common stock initially reserved for issuance. As of December 31, 2023, no shares have been awarded under the 2023 Plan.

The Company accounts for stock-based payments pursuant to ASC 718 Stock Compensation and, accordingly, the Company records compensation expense for stock-based awards based upon an assessment of the grant date fair value for options using the Black-Scholes option pricing model. The Company has concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. Therefore, the expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of company specific historical and implied volatility data, the estimate of expected volatility is primarily based on the historical volatility of a group of similar companies that are publicly traded. For these analyses, companies with comparable characteristics were selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the share-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent periods of the calculated expected term of its share-based awards. The risk-free interest rate is determined by reference to the U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

On December 3, 2023, the Board of Directors of Banzai approved the repricing of 359,673 outstanding stock options held by current employees to an exercise price of $5.15. No other changes to the original stock option grant terms were made.

The incremental compensation cost was measured as the fair value of the stock options immediately before and immediately after the modification. The Company determined the total incremental compensation cost from the modification to be $113,475, of which $23,849 related to fully vested options and was expensed as stock-based compensation expense, and $89,626 related to unvested options and will be recognized over the remaining service period.

In connection with the Merger, each option of Banzai that was outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) was assumed by 7GC and converted into an option to acquire an adjusted number of shares of Common Stock at an adjusted exercise price per share (the “Substitute Options”), based on the Option Exchange Ratio (of 0.6147), and will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the former option. Each Substitute Option will be exercisable for a number of whole shares of Common Stock equal to the product of the number of shares of Banzai common stock underlying such Banzai option multiplied by the Option Exchange Ratio, and the per share exercise price of such Substitute Option will be equal to the quotient determined by dividing the exercise price per share of Banzai common stock by the Option Exchange Ratio. The percentage of total shares of Common Stock subject to each Substitute Option that is vested immediately following the Effective Time will equal the percentage of total shares of Banzai common stock subject to each Banzai option that is vested immediately prior to the Effective Time.

Upon the closing of the Merger, the outstanding and unexercised Banzai stock options became options to purchase an aggregate 748,087 shares of the Company’s Common Stock at a weighted average exercise price of $5.87 per share. The Company accounted for the Substitute Options as a modification of the existing options. Incremental compensation costs, measured as the excess, if any, of the fair value of the modified options over the fair value of the original options immediately before its terms are modified, is measured based on the fair value of the underlying shares and other pertinent factors at the modification date. The change to the award effected only the number of options and strike price by the same exchange ratio, the Company determined the change would not impact the fair value of the awards. As such, no incremental compensation costs relating to the Substitute Options was recorded at the date of modification.

The following table summarizes assumptions used to compute the fair value of options granted:

	December 31, 2023	December 31, 2022
Stock price	$8.38 - 11.98	$1.54
Exercise price	$8.38 - 11.98	$1.04
Expected volatility	80.00 - 110.95%	53.61 - 55.30%
Expected term (in years)	5.00 - 6.08	5.94 - 6.08
Risk-free interest rate	3.46 - 4.31%	1.95 - 2.85%

A summary of stock option activity under the Plan is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2021	781,715	$1.15	7.20	$369,102
Retroactive application of recapitalization (Note 4)	(301,223)	0.72
Outstanding at December 31, 2021, after effect of Merger (Note 4)	480,492	1.87
Granted	235,109	2.77
Exercised	(8,538)	1.24		10,835
Expired	(120,569)	1.38
Forfeited	(215,496)	2.59
Outstanding at December 31, 2022	370,998	$2.13	7.95	$3,433,946
Granted	821,998	10.01
Exercised	(17,643)	2.19		4,440
Expired	(12,908)	11.97
Forfeited	(414,359)	10.76
Outstanding at December 31, 2023	748,086	$5.87	8.43	$103,662
Exercisable at December 31, 2023	345,018	$4.23	7.56	$103,251

In connection with issuances under the Plan, the Company recorded stock-based compensation expense of $1,245,796 and $770,336, which is included in general and administrative expense for the years ended December 31, 2023 and 2022, respectively. The weighted-average grant-date fair value per option granted during the years ended December 31, 2023 and 2022 was $4.86 and $0.77, respectively. As of December 31, 2023 and 2022, $2,594,571 and $160,203 of unrecognized compensation expense related to non-vested awards is expected to be recognized over the weighted average period of 2.73 and 2.74 years, respectively. The aggregate intrinsic value is calculated as the difference between the fair value of the Company’s stock price and the exercise price of the options.

20. Income Taxes

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate consists of the following:

	For the Years Ended December 31,
	2023		2022
Statutory federal income tax benefit	$(3,025,315)	21.0%	$(3,248,385)	21.0%
State taxes, net of federal tax benefit	(219,705)	1.5%	(327,095)	2.1%
Change in valuation allowance	2,079,231	-14.4%	1,435,041	-9.3%
Change in state tax rate	462,709	-3.2%	13,055	-0.1%
Change in fair value estimates	(2,050,026)	14.2%	1,610,993	-10.4%
Non-deductible interest - IRC 163(j)	738,993	-5.1%	-	0.0%
Non-deductible transaction/restructuring costs	1,313,792	-9.1%	-	0.0%
Nondeductible warrant issuance expense	552,321	-3.8%	-	0.0%
Other non-deductible expenses	148,000	-1.0%	516,391	-3.3%
Effective tax rate	$-	0.0%	$-	0.0%

The components of income tax provision (benefit) are as follows:

As of December 31,
	2023	2022
Federal:
Current	$—	$—
Deferred	—	—
State and Local:
Current	—	—
Deferred	—	—
Total	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2023	2022
Deferred tax assets (liabilities):
Net operating loss carryforwards	$6,368,669	$3,744,512
Contribution carryforwards	24,626	20,837
Stock-based compensation	155,404	25,216
Accrual to cash adjustment	1,299	482,109
Startup costs	1,816,143	—
Lease Liabilities	52,805	119,971
Right of use assets	(30,236)	(71,024)
Capitalized R&D costs (Sec. 174)	798,802	451,195
Other	(3,363)	696
	9,184,149	4,773,512
Valuation allowance	(9,184,149)	(4,773,512)
Deferred tax assets, net of allowance	$—	$—

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $26,705,200 and $13,043,900, respectively. As of December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $15,325,300 and $9,175,400, respectively. Federal losses of $124,500 begin to expire in 2036 and $26,580,700 of the federal losses carryforward indefinitely. State losses of $10,666,100 begin to expire in 2031 and $2,377,800 of the state losses carryforward indefinitely. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

The Company has determined, based upon available evidence, that it is more likely than not that all the net deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential, and tax planning strategies in making these assessments.

The Company has determined that it had no material uncertain tax benefits for the year ended December 31, 2023 and 2022. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at December 31, 2023, and 2022.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and state jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2023, the 2016 and subsequent tax years related to all jurisdictions remain open.

The Company has no open tax audits with any taxing authority as of December 31, 2023.

21. Subsequent Events

Yorkville SEPA Supplemental Agreement

As previously disclosed, pursuant to the SEPA, dated December 14, 2023, between the Company and Yorkville, Yorkville agreed to advance to the Company, in exchange for convertible promissory notes, a Pre-Paid Advance for an aggregate principal amount of up to $3.5 million, $2.0 million (less a 10% discount) of which was funded at the closing of the Company’s Merger and $1.5 million (less a 10% discount) of which was to be funded when the Company’s Registration Statement on Form S-1, originally filed with the U.S. Securities and Exchange Commission on December 29, 2023, and amended on February 5, 2024, becomes effective and the Company obtains stockholder approval for the issuance of shares in excess of 19.99% of the aggregate number of shares of the Company’s Class A common stock issued and outstanding as of the date of the SEPA in accordance with the applicable rules of Nasdaq.

On February 5, 2024, the Company and Yorkville entered into a supplemental agreement (the “SEPA Supplemental Agreement”) to increase the amount of the Pre-Paid Advance under the SEPA by $1.0 million (the “Additional Pre-Paid Advance Amount”), for an aggregate principal amount of $4.5 million to be advanced by Yorkville to the Company under the SEPA and SEPA Supplemental Agreement. The Additional Pre-Paid Advance Amount (less a 10% discount) was funded on February 5, 2024 in exchange for a promissory note in the principal amount of $1.0 million (the “Yorkville Promissory Note”). The Yorkville Promissory Note matures on June 14, 2024 and bears interest at a rate of 0%, subject to certain adjustments.

On March 27, 2024, the Company and Yorkville entered into a supplemental agreement (the “SEPA March Supplemental Agreement”) to increase the amount of the Pre-Paid Advance under the SEPA by $1.5 million (the “March Additional Pre-Paid Advance Amount”), for an aggregate principal amount of $4.5 million to be advanced by Yorkville to the Company under the SEPA, SEPA Supplemental Agreement, and SEPA March Supplemental Agreement. The March Additional Pre-Paid Advance Amount (less a 10% discount) was funded on March 27, 2024 in exchange for a promissory note in the principal amount of $1.5 million (the “March Yorkville Promissory Note”). The March Yorkville Promissory Note matures on June 14, 2024 and bears interest at a rate of 0%, subject to certain adjustments.

Yorkville Advance Agreement Amortization Event Waiver

On January 24, 2024, Yorkville provided the Company with a waiver with respect to the triggering of an amortization event in January 2024, in terms of the Yorkville Convertible Note Agreement, which would have required the Company to make monthly repayments of amounts outstanding under the Yorkville Convertible Note, with each monthly repayment to be in an amount equal to the sum of (x) $1,000,000, plus (y) 10% in respect of such amount, and (z) all outstanding accrued and unpaid interest as of each payment date. As a result of the waiver, no repayments were required by the Company, and the floor price trigger underlying the amortization event was reset on February 15, 2023, at which point the amortization event trigger was cured.

Yorkville SEPA Advance Purchase Notices and Yorkville Deferred Fee Settlement

In February, 2024, Yorkville submitted two Advance Notice Investor Notices, related to the purchase of common shares of the Company, with the aggregate purchase price of those shares offset against amounts outstanding by the Company under the Pre-Paid Yorkville Convertible Notes. Yorkville purchased a total of 344,377 shares, for a total aggregate purchase consideration of $300,000. The conversion prices applicable to these purchases ranged from $0.7616 to $1.2229 per share.

In March, 2024, Yorkville submitted six Advance Notice Investor Notices, related to the purchase of common shares of the Company, with the aggregate purchase price of those shares offset against amounts outstanding by the Company under the Pre-Paid Yorkville Convertible Notes and to settle the Deferred Fee payable to Yorkville. Yorkville purchased a total of 1,889,358 and 710,025 shares, for a total aggregate purchase consideration of $1,200,000 and $500,000 in settlement of the Yorkville Convertible Notes and Deferred Fee, respectively. The conversion prices applicable to these purchases ranged from $0.6330 to $0.7042 per share.

Roth Addendum to Letter Agreements

On October 13, 2022, Roth and Legacy Banzai entered into the Roth Engagement Letter, pursuant to which Legacy Banzai engaged Roth as a financial advisor in connection with the Merger and, on October 14, 2022, MKM and 7GC entered into the MKM Engagement Letter, pursuant to which 7GC engaged MKM as a financial advisor in connection with the Merger. In February 2023, Roth acquired MKM.

On February 2, 2024, the Company and Roth entered into an addendum to (i) the engagement letter, dated October 13, 2022, by and between Roth and Legacy Banzai, and (ii) the engagement letter, dated October 14, 2022, by and between Roth (as successor to MKM Partners, LLC) and 7GC (such engagement agreements, collectively, the “Roth Engagement Agreements,” and such addendum, the “Roth Addendum”). Pursuant to the Roth Addendum, in lieu of payment in cash of the full amount of any advisory fees or other fees or expenses, incurred in 2024, and owed under the Roth Engagement Agreements (collectively, the “Roth Fee”), the Company (i) issued to Roth 175,000 shares (the “Roth Shares”) of the Company’s Class A Common Stock, and (ii) on or before June 30, 2024, will pay to Roth an amount in cash equal to $300,000 or, if the Company determines that such payment should not be made in cash due to the Company’s cash position at such time, issue to Roth a number of shares of Class A Common Stock equal to $300,000 divided by the daily VWAP for the trading day immediately preceding June 30, 2024 (any such shares, the “Additional Roth Shares”). The Company registered the Roth Shares and 600,000 shares of Class A Common Stock (in addition to the Roth Shares) on a registration statement to cover any issuances of Additional Roth Shares (which may be more or less than 600,000) that may occur pursuant to the Roth Addendum. This registration statement became effective on February 14, 2024. The $300,000 cash payment has not yet been made as of the date of filing of these annual financial statements.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On February 5, 2024, the Company received a letter (the “Letter”) from the staff at Nasdaq notifying the Company that, for the 30 consecutive business days prior to the date of the Letter, the Company’s Minimum Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A). The staff at Nasdaq also noted in the Letter that the Company is not in compliance with Nasdaq Listing Rule 5450(b)(3)(A), which requires listed companies to have total assets and total revenue of at least $50,000,000 each for the most recently completed fiscal year or for two of the three most recently completed fiscal years. The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq.

In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days, or until August 5, 2024, to regain compliance. The Letter notes that to regain compliance, the Company’s MVLS must close at or above $50 million for a minimum of ten consecutive business days during the compliance period. The Letter further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market).

If the Company does not regain compliance by August 5, 2024, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

The Company intends to actively monitor the Company’s MVLS between now and August 5, 2024, and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS requirement. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

GEM Agreement

On February 5, 2024, the Company and GEM entered into a settlement agreement (the “GEM Settlement Agreement”), pursuant to which (a) the Company and GEM agreed to (i) settle the Company’s obligations under and terminate the binding term sheet entered into between Legacy Banzai and GEM, dated December 13, 2023, and (ii) terminate the share repurchase agreement, dated May 27, 2022, by and among the Company and GEM, and (b) the Company (i) agreed to pay GEM $1.2 million in cash within three business days of the GEM Settlement Agreement and (ii) issued to GEM, on February 5, 2024, an unsecured promissory note in the amount of $1.0 million, payable in monthly installments of $100,000 beginning on March 1, 2024, with the final payment to be made on December 1, 2024 (the “GEM Promissory Note”).

The GEM Promissory Note provides that, in the event the Company fails to make a required monthly payment when due, the Company shall issue to GEM a number of shares of Class A Common Stock equal to the monthly payment amount divided by the VWAP of the Class A Common Stock for the trading day immediately preceding the applicable payment due date. In addition, the Company agreed to register on a registration statement 2,000,000 shares of Class A Common Stock that may be issuable under the terms of the GEM Promissory Note. The GEM Promissory Note contains customary events of default. If an event of default occurs, GEM may, at its option, demand from the Company immediate payment of any outstanding balance under the GEM Promissory Note. As of the date of this Annual Report, we have issued an aggregate of 139,470 shares of Class A Common Stock to GEM in lieu of monthly payment obligations.

Conversion of 7GC Promissory Notes

As discussed per Note 14 - Debt, On December 12, 2023, in connection with the Merger, the Sponsor came to a non-binding agreement with 7GC to amend the 7GC Promissory Notes, to provide that 7GC has the right to elect to convert up to the full amount of the principal balance of the 7GC Promissory Notes, in whole or in part, 30 days after the closing of the Merger at a conversion price equal to the average daily VWAP of the Class A Common Stock for the 30 trading days following the Closing.

On February 2, 2024, pursuant to and in accordance with the First Amendment Conversion Provisions, the Sponsor exercised its right to convert the full principal amount under each of the 7GC Notes within 30 days after the Closing, and such conversions were completed on February 2, 2024, resulting in the issuance to the Sponsor of an aggregate of 890,611 shares of Class A Common Stock (collectively, the “Conversion and Issuance”).

Forfeiture and Cancellation of 7GC Sponsor Shares

In January 2024, the Company and 7GC entered into an agreement whereby 7GC agreed to forfeit a total of 100,000 shares held by 7GC. These shares were transferred to the Company and subsequently cancelled.

Issuance of Shares as Compensation for Marketing Agreement

On February 16, 2024, the Company entered into a Marketing Services Agreement with a vendor. This agreement was effective February 19, 2024, and relates to the provision of marketing and distribution services to the Company. Effective as of February 19, 2024, as compensation for these services, the Company agreed to issued to this vendor a total of 153,492 ordinary shares, with a market value as of the valuation date, of $200,000. As of the date of this annual report, these shares have not yet been issued to the vendor.