Form 10-Q
period 2024-03-31
Banzai International, Inc.
filed 2024-05-15
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-39826

Banzai International, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	85-3118980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
435 Ericksen Ave, Suite 250 Bainbridge Island, Washington	98110
(Address of principal executive offices)	(Zip Code)

(206) 414-1777

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☒ NO ☐

The number of shares outstanding of each of the registrant's classes of common stock, $0.0001 par value per share, as of May 10, 2024:

Class A Common Stock - 19,322,460 shares

Class B Common Stock - 2,311,134 shares

PART I—FINANCIAL INFORMATION

BANZAI INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$1,026,932	$2,093,718
Accounts receivable, net of allowance for credit losses of $3,557 and $5,748, respectively	34,670	105,049
Prepaid expenses and other current assets	1,073,914	741,155
Total current assets	2,135,516	2,939,922

Property and equipment, net	3,080	4,644
Goodwill	2,171,526	2,171,526
Operating lease right-of-use assets	90,308	134,013
Other assets	38,381	38,381
Total assets	4,438,811	5,288,486

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	8,336,909	6,439,863
Accrued expenses and other current liabilities	3,862,714	5,194,240
Convertible notes (Yorkville)	3,064,000	1,766,000
Convertible notes - related party	—	2,540,091
Convertible notes	3,709,889	2,693,841
Notes payable	6,948,710	6,659,787
Notes payable - related party	3,082,650	2,505,137
Deferred underwriting fees	4,000,000	4,000,000
Deferred fee	—	500,000
Warrant liability	233,000	641,000
Warrant liability - related party	460,000	575,000
Earnout liability	37,125	59,399
Due to related party	67,118	67,118
GEM commitment fee liability	—	2,000,000
Deferred revenue	1,245,306	1,214,096
Operating lease liabilities, current	158,965	234,043
Total current liabilities	35,206,386	37,089,615

Other long-term liabilities	75,000	75,000
Total liabilities	35,281,386	37,164,615

Commitments and contingencies (Note 14)

Stockholders' deficit:
Common stock, $0.0001 par value, 275,000,000 shares authorized and 20,221,589 and 16,019,256 issued and outstanding at March 31, 2024 and December 31, 2023, respectively (Note 15)	2,022	1,602
Preferred stock, $0.0001 par value, 75,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	20,421,999	14,888,593
Accumulated deficit	(51,266,596)	(46,766,324)
Total stockholders' deficit	(30,842,575)	(31,876,129)
Total liabilities and stockholders' deficit	$4,438,811	$5,288,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2024	2023
Operating income:
Revenue	$1,079,472	$1,177,061
Cost of revenue	381,380	412,226
Gross profit	698,092	764,835

Operating expenses:
General and administrative expenses	4,308,929	3,170,063
Depreciation expense	1,564	2,404
Total operating expenses	4,310,493	3,172,467

Operating loss	(3,612,401)	(2,407,632)

Other expenses (income):
GEM settlement fee expense	200,000	—
Other income, net	(4,118)	(62,538)
Interest income	(10)	(111)
Interest expense	451,399	537,878
Interest expense - related party	577,513	383,284
Gain on extinguishment of liability	(527,980)	—
Loss on debt issuance	171,000	—
Change in fair value of warrant liability	(408,000)	—
Change in fair value of warrant liability - related party	(115,000)	—
Change in fair value of simple agreement for future equity	—	22,861
Change in fair value of simple agreement for future equity - related party	—	303,139
Change in fair value of bifurcated embedded derivative liabilities	—	32,415
Change in fair value of bifurcated embedded derivative liabilities - related party	—	137,285
Change in fair value of convertible notes	544,000	—
Total other expenses, net	888,804	1,354,213
Loss before income taxes	(4,501,205)	(3,761,845)
Income tax (benefit) expense	(933)	3,277
Net loss	$(4,500,272)	$(3,765,122)

Net loss per share
Basic and diluted	$(0.26)	$(0.59)

Weighted average common shares outstanding
Basic and diluted	17,355,609	6,382,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Stockholders' Deficit

for the Three Months Ended March 31, 2024 and 2023

	Series A Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2023	—	$—	16,019,256	$1,602	$14,888,593	$(46,766,324)	$(31,876,129)
Conversion of convertible notes - related party	—	—	890,611	89	2,540,002	—	2,540,091
Shares issued to Yorkville for convertible notes	—	—	2,233,735	223	1,666,777	—	1,667,000
Shares issued to Yorkville for commitment fee			710,025	71	499,929		500,000
Shares issued to Roth for advisory fee	—	—	175,000	18	278,815	—	278,833
Shares issued to GEM	—	—	139,470	14	99,986	—	100,000
Shares issued for marketing expense	—	—	153,492	15	194,920		194,935
Forfeiture of sponsor shares	—	—	(100,000)	(10)	10	—	—
Stock-based compensation	—	—	—	—	252,967	—	252,967
Net loss	—	—	—	—	—	(4,500,272)	(4,500,272)
Balance March 31, 2024	—	$—	20,221,589	$2,022	$20,421,999	$(51,266,596)	$(30,842,575)

	Series A Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2022	—	$—	6,445,599	$645	$8,245,359	$(32,360,062)	$(24,114,058)
Exercise of stock options	—	—	8,538	1	5,542	—	5,543
Stock-based compensation	—	—	—	—	402,448	—	402,448
Net loss	—	—	—	—	—	(3,765,122)	(3,765,122)
Balance March 31, 2023	—	$—	6,454,137	$646	$8,653,349	$(36,125,184)	$(27,471,189)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Cash Flow

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,500,272)	$(3,765,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,564	2,404
Provision for credit losses on accounts receivable	(2,191)	(68,285)
Non-cash share issuance for marketing expenses	48,734	—
Non-cash settlement of GEM commitment fee	200,000	—
Non-cash interest expense	374,944	151,316
Non-cash interest expense - related party	87,758	90,422
Amortization of debt discount and issuance costs	30,027	149,798
Amortization of debt discount and issuance costs - related party	489,755	292,862
Amortization of operating lease right-of-use assets	43,705	43,086
Stock based compensation expense	252,967	402,448
Gain on extinguishment of liability	(527,980)	—
Loss on debt issuance	171,000	—
Change in fair value of warrant liability	(408,000)	—
Change in fair value of warrant liability - related party	(115,000)	—
Change in fair value of simple agreement for future equity	—	22,861
Change in fair value of simple agreement for future equity - related party	—	303,139
Change in fair value of bifurcated embedded derivative liabilities	—	32,415
Change in fair value of bifurcated embedded derivative liabilities - related party	—	137,285
Change in fair value of convertible promissory notes	544,000	—
Changes in operating assets and liabilities:
Accounts receivable	72,570	74,946
Prepaid expenses and other current assets	(186,558)	(31,969)
Deferred offering costs	—	(127,054)
Accounts payable	1,897,046	1,175,710
Deferred revenue	31,210	103,164
Accrued expenses	(524,713)	(200,224)
Operating lease liabilities	(75,078)	(68,373)
Earnout liability	(22,274)	(200,000)
Net cash used in operating activities	(2,116,786)	(1,479,171)
Cash flows from financing activities:
Payment of GEM commitment fee	(1,200,000)	—
Proceeds from issuance of convertible notes, net of issuance costs	2,250,000	—
Proceeds from issuance of convertible notes, net of issuance costs - related party	—	1,500,000
Proceeds from issuance of common stock	—	5,543
Net cash provided by financing activities	1,050,000	1,505,543
Net (decrease) / increase in cash	(1,066,786)	26,372
Cash at beginning of period	2,093,718	1,023,499
Cash at end of period	$1,026,932	$1,049,871
Supplemental disclosure of cash flow information:
Cash paid for interest	44,814	234,336
Non-cash investing and financing activities
Shares issued to Roth for advisory fee	278,833	—
Shares issued to GEM	100,000	—
Shares issued for marketing services	194,935	—
Settlement of GEM commitment fee	200,000	—
Shares issued to Yorkville for commitment fee	500,000	—
Issuance of promissory note - GEM	1,000,000	—
Conversion of convertible notes - Yorkville	1,667,000	—
Conversion of convertible notes - related party	2,540,091	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

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

As a result, the financial statements included here reflect (i) the historical operating results of Legacy Banzai prior to the merger; (ii) the combined results of 7GC and Legacy Banzai following the close of the merger; (iii) the assets and liabilities of Legacy Banzai at their historical cost and (iv) the Legacy Banzai’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the merger.

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

Emerging Growth Company

Upon closure of the Merger, the Company became an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, as amended, (the "Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the "JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies.

Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply. Private companies are those companies that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act of 1934, as amended (the "Exchange Act"). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies. Any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, it adopts the new or revised standard at the time private companies adopt the new or revised standard. Therefore, the Company’s financial statements may not be comparable to certain public companies.

2. Going Concern

As of March 31, 2024 the Company had cash of approximately $1.0 million. For the three months ended March 31, 2024, the Company used approximately $2.1 million in cash for operating activities. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of March 31, 2024, the Company had an accumulated deficit of approximately $51.3 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year of the date these financial statements were issued.

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

These accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations of the SEC relating to interim financial statements. The December 31, 2023 balance sheet information was derived from the audited financial statements as of that date. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2024. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Warrant Liability - related party

The Public Warrants are recognized as derivative liabilities in accordance with ASC 815 Derivatives and Hedging ("ASC 815"). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statements of operations.

The Public Warrants were initially measured at fair value using a Monte Carlo simulation model and have subsequently been measured based on the listed market price of such warrants. Warrant liabilities are classified as current liabilities on the Company's consolidated balance sheets.

Warrant Liability

The GEM Warrants were not considered indexed to the issuer’s stock pursuant to ASC 815, as the holder’s ability to receive in lieu of the Warrant one percent of the total consideration received by the Company’s stockholders in connection with a Change of Control, where the surviving corporation is not publicly traded, adjusts the settlement value based on items outside the Company’s control in violation of the fixed-for-fixed option pricing model. As such, the Company recorded the Warrants as liabilities initially measured at fair value with subsequent changes in fair value recognized in earnings each reporting period.

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stock—basic and diluted	$(4,500,272)	$(3,765,122)
Denominator:
Weighted average shares—basic and diluted	17,355,609	6,382,180
Net loss per share attributable to common stock—basic and diluted	$(0.26)	$(0.59)

Securities that were excluded from loss per share as their effect would be anti-dilutive due to the net loss position that could potentially be dilutive in future periods are as follows:

	As of March 31,
	2024	2023
Options	801,372	670,247
Public warrants	11,500,000	—
GEM warrants	828,533	—
Total	13,129,905	670,247

Derivative Financial Instruments

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet. Refer to Note 7 - Fair Value Measurements and Note 11 - Debt for further detail.

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

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management during the three months ended March 31, 2024 and 2023. The carrying amount of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue, and other current liabilities approximated their fair values as of March 31, 2024 and December 31, 2023.

Recent Accounting Pronouncements

Recent accounting pronouncements not yet effective

In December 2023, the FASB issued ASU 2023-09 (Topic 740), Improvements to income tax disclosures, which enhances the disclosure requirements for the income tax rate reconciliation, domestic and foreign income taxes paid, requiring disclosure of disaggregated income taxes paid by jurisdiction, unrecognized tax benefits, and modifies other income tax-related disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively. The Company is currently evaluating the effect of adopting this guidance on its condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update intend to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, the addition of a category for other segment items by reportable segment, that all annual segment disclosures be disclosed in interim periods, and other related segment disclosures. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the effect of adopting this guidance on its condensed consolidated financial statements.

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

Upon the closing of the merger, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 350,000,000 shares, consisting of 250,000,000 shares of Class A Common Stock, 25,000,000 shares of Class B Common Stock, and 75,000,000 shares of Preferred Stock, all having a par value of $0.0001 per share. As of March 31, 2024, there were 20,221,589 shares of Common Stock and no shares of Preferred Stock outstanding.

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

5. Related Party Transactions

7GC Related Party Promissory Notes

On December 21, 2022, 7GC issued an unsecured promissory note (the "December 2022 7GC Note") to the Sponsor, 7GC & Co. Holdings LLC, which provides for borrowings from time to time of up to an aggregate of $2,300,000. The December 2022 7GC Note does not bear interest. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the December 2022 7GC Note, in whole or in part, into that number of shares of Class A common stock, $0.0001 par value per share, of 7GC (the “Converted Shares”) equal to the principal amount of the December 2022 7GC Note so converted divided by $10.00.

On October 3, 2023, 7GC issued an additional unsecured promissory note (the "October 2023 7GC Note", together with the December 2022 7GC Note, the " 7GC Promissory Notes") to the Sponsor, which provides for borrowings from time to time of up to an aggregate of $500,000 for working capital purposes. The October 2023 7GC Note does not bear interest. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the October 2023 7GC Note, in whole or in part, into that number of the Converted Shares, equal to the principal amount of the October 2023 7GC Note so converted divided by $10.00.

Upon Closing of the Merger, Banzai assumed the 7GC Promissory Notes which subsequently converted on February 2, 2024. At the date of conversion, the total balance of the Notes converted was $2,540,092.

Due to Related Party of 7GC

During the year ended December 31, 2023, the Sponsor paid certain expenses on behalf of 7GC. Upon Closing of the Merger, Banzai assumed the $67,118 liability. As of March 31, 2024, the entire balance remained outstanding and is included within due to related party under current liabilities on the accompanying unaudited condensed consolidated balance sheet.

Legacy Banzai Related Party Transactions

During 2023, Legacy Banzai issued Promissory Notes and Convertible Notes to related parties. See Note 11 - Debt for further details related to these transactions and associated balances.

6. Revenue

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

Disaggregation of Revenue

The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended March 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas	$582,827	54%	$669,775	62%
Europe, Middle East and Africa (EMEA)	386,250	36%	407,910	30%
Asia Pacific	110,395	10%	99,376	8%
Total	$1,079,472	100%	$1,177,061	100%

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

	Opening Balance	Closing Balance	Opening Balance	Closing Balance
	1/1/2024	3/31/2024	1/1/2023	3/31/2023
Accounts receivable, net	$105,049	$34,670	$68,416	$61,755

Costs to Obtain a Contract

Sales commissions, the principal costs incurred to obtain a contract, are earned when the contract is executed. Management has capitalized these costs and amortized the commission expense over time in accordance with the related contract's term. For the three months ended March 31, 2024 and 2023, commission expenses were $82,142 and $99,376, respectively. Capitalized commissions at March 31, 2024 and December 31, 2023 were $38,462 and $51,472, respectively, and are included within prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following summarizes the Costs to obtain a contract activity during the three months ended March 31, 2024:

Balance - December 31, 2023	$51,472
Commissions Incurred	31,610
Deferred Commissions Recognized	(44,620)
Balance - March 31, 2024	$38,462

The following summarizes the Costs to obtain a contract activity during the three months ended March 31, 2023:

Balance - December 31, 2022	$69,737
Commissions Incurred	88,928
Deferred Commissions Recognized	(104,289)
Balance - March 31, 2023	$54,376

7. Fair Value Measurements

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three months ended March 31, 2024 and the year ended December 31, 2023. The carrying amount of accounts payable approximated fair value as they are short term in nature.

Fair Value on a Non-recurring Basis

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on using market-based approaches, or estimates of discounted expected future cash flows.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 Fair Value Measurements and Disclosures for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the Public Warrants liabilities represent Level 1 measurements and Level 2 measurements. The estimated fair value of the convertible notes bifurcated embedded derivative liabilities, GEM warrant liabilities, Yorkville convertible note, and SAFE represent Level 3 measurements.

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024	December 31, 2023
Liabilities:
Warrant liabilities - public	2	$460,000	$-
Warrant liabilities - public	1	$—	$575,000
GEM warrant liabilities	3	$233,000	$641,000
Yorkville convertible note	3	$3,064,000	$1,766,000

Warrant Liability - Public Warrants

The Company assumed 11,500,000 Public Warrants in the Merger which were outstanding as of March 31, 2024 and December 31, 2023. The fair values of the Public Warrants are measured based on the listed market price of such warrants through March 31, 2024. See Note 12 - Warrant Liabilities for further details.

For the three months ended March 31, 2024, the Company recognized a benefit of approximately $115,000 resulting from changes in the fair value of the derivative warrant liabilities, presented as change in fair value of warrant liabilities - related party in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the Public Warrants liability which are Level 1 financial liabilities that are measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2023	$575,000
Change in fair value	(115,000)
Balance at March 31, 2024	$460,000

Warrant Liability - GEM Warrants

The measurement of fair value of the GEM Warrants were determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, exercise price, term, volatility, risk-free rate, probability of dilutive term of three years, and expected time to conversion). Refer to Note 12 - Warrant Liabilities for further details.

As of March 31, 2024, the Company recognized a benefit of approximately $408,000, resulting from changes in the fair value of the derivative warrant liabilities, presented as change in fair value of warrant liabilities in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the GEM Warrants liability which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2023	$641,000
Change in fair value	(408,000)
Balance at March 31, 2024	$233,000

Yorkville Convertible Notes

The measurement of fair value of the Yorkville convertible notes were determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, term, volatility, risk-free rate, and probability of optional redemption). Refer to Note 11 - Debt for further details.

As of March 31, 2024, the Company recognized a benefit (loss) of approximately $(544,000) resulting from changes in the fair value of the Yorkville convertible notes, presented as change in fair value of convertible promissory notes in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the Yorkville convertible notes which is a Level 3 financial liability measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2023	$1,766,000
Issuance of Yorkville convertible note	2,250,000
Loss on debt issuance	171,000
Payment in shares to settle Yorkville convertible notes	(1,667,000)
Change in fair value	544,000
Balance at March 31, 2024	$3,064,000

Bifurcated Embedded Derivative Liabilities

The fair value of the embedded put options, relating to the Convertible Notes - Related Party, Convertible Notes, and Term and Convertible Notes (CP BF), was determined using a Black Scholes option pricing model. Estimating fair values of embedded conversion features requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Because the embedded conversion features are initially and subsequently carried at fair values, the Company’s consolidated statements of operations will reflect the volatility in these estimate and assumption changes. On December 14, 2023, all outstanding principal and accrued interest, including the carrying value of any related embedded derivative, related to the Related Party Convertible Notes and Third Party Convertible Notes converted into the Company’s Class A Common Stock pursuant to the close of the Merger Agreement. Upon the conversion described above, the bifurcated embedded derivative liabilities were $0 as of March 31, 2024 and December 31, 2023, respectively. Refer to Note 11 - Debt for further details.

The following table sets forth a summary of the changes in the fair value of the bifurcated embedded derivative liabilities for the three months ended March 31, 2023, related to the Related Party and Third Party Convertible Debt, respectively, which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Fair Value
	Related Party	Third Party
Balance at December 31, 2022	$1,936,827	$845,473
Issuance of convertible notes with bifurcated embedded derivative	707,000	—
Change in fair value	137,285	32,415
Balance at March 31, 2023	$2,781,112	$877,888

Simple Agreements for Future Equity (SAFE)

During 2021, the Company entered into Simple Agreements for Future Equity (SAFE) arrangements (the "SAFEs"). In the event of an Equity Financing (as defined in the SAFEs agreements), the SAFEs will automatically convert into shares of the Company’s common or preferred stock at a discount of 15% of the per share price of the shares offered in the Equity Financing (the “Discount Price”). In the event of a Liquidity Event, SPAC Transaction or Dissolution Event (all terms as defined in the SAFEs agreements), the holders of the SAFEs will be entitled to receive cash or shares of the Company’s common or preferred stock. The number of shares required to be issued to settle the SAFEs at the equity financing is variable, because that number will be determined by the discounted fair value of the Company's equity shares on the date of settlement (i.e., Discount Price). Regardless of the fair value of the shares on the date of settlement, the holder will receive a fixed monetary value based on the Purchase Amount of the SAFE. If there is a Liquidity Event or SPAC Transaction before the settlement or termination of the SAFEs, the SAFEs will automatically be entitled to receive a portion of Proceeds, due and payable immediately prior to, or concurrent with, the consummation of such Liquidity Event or SPAC Transaction, equal to the greater of (i) two times (2x) the Purchase Amount (the “Cash-Out Amount”) or (ii) the amount payable on the number of shares of Common Stock equal to the Purchase Amount divided by the Liquidity Price (as defined in the SAFEs agreements). Refer to Note 13 - Simple Agreements for Future Equity for additional information related to the Company's SAFEs.

The fair value of the SAFEs was determined using a scenario-based method for the pre-modification SAFE's and a Monte Carlo simulation method for the post-modification SAFEs. The value of the SAFE liability as of December 31, 2023 is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the SAFEs on the date of issuance was determined to be $3,836,000. On December 14, 2023, all outstanding principal related to the Third Party SAFEs and Related Party SAFEs converted into the Company’s Class A Common Stock pursuant to the close of the Merger Agreement. Upon the conversion described above, the SAFEs were $0 as of March 31, 2024 and December 31, 2023, respectively. Refer to Note 13 - Simple Agreements for Future Equity for further details.

The following tables set forth a summary of the activity of the Related Party and Third Party SAFE liabilities, respectively (See Note 13 - Simple Agreements for Future Equity for further detail), which represents a recurring fair value measurement at the end of the relevant reporting period:

	Fair Value
	Related Party	Third Party
Balance at December 31, 2022	$8,802,196	$663,804
Change in fair value	303,139	22,861
Balance at March 31, 2023	$9,105,335	$686,665

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at the dates indicated:

	March 31, 2024	December 31, 2023
Prepaid expenses and other current assets:
Service Trade	$333,219	$364,384
Prepaid consulting costs	13,258	120,332
Prepaid data license and subscription costs	37,500	53,124
Prepaid commissions	38,462	51,472
Prepaid software costs	17,439	29,887
Prepaid merchant fees	29,182	26,224
Prepaid insurance costs	445,963	17,661
Prepaid advertising and marketing costs	146,201	11,074
Other current assets	12,690	66,997
Total prepaid expenses and other current assets	$1,073,914	$741,155

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at the dates indicated:

	March 31, 2024	December 31, 2023
Accrued expenses and other current liabilities:
Accrued accounting and professional services costs	$2,162,984	$1,511,889
Accrued subscription costs	489,972	22,110
Sales tax payable	338,402	314,873
Excise tax payable	223,717	223,717
Accrued legal costs	153,884	2,694,439
Accrued payroll and benefit costs	93,513	185,504
Accrued streaming service costs	56,380	37,765
Deposits	54,102	54,102
Other current liabilities	289,760	149,841
Total accrued expenses and other current liabilities	$3,862,714	$5,194,240

10. Deferred Revenue

Deferred revenue represents amounts that have been collected in advance of revenue recognition and is recognized as revenue when transfer of control to customers has occurred or services have been provided. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable revenue agreements. Differences between the revenue recognized per the below schedule, and the revenue recognized per the consolidated statement of operations, reflect amounts not recognized through the deferred revenue process, and which have been determined to be insignificant. For the three months ended March 31, 2024 and March 31, 2023, the Company recognized $861,496 and $930,436, in revenue that was included in the prior year deferred revenue balance, respectively.

The change in deferred revenue was as follows for the periods indicated:

	Three Months Ended	Year Ended
	March 31, 2024	December 31, 2023
Deferred revenue, beginning of period	$1,214,096	$930,436
Billings	1,110,682	4,781,924
Revenue recognized (prior year deferred revenue)	(861,496)	(930,436)
Revenue recognized (current year deferred revenue)	(217,976)	(3,567,828)
Deferred revenue, end of period	$1,245,306	$1,214,096

The deferred revenue balance is short-term and included under current liabilities on the accompanying unaudited condensed consolidated balance sheet.

11. Debt

Convertible Notes

Convertible Notes - Related Party

During 2022 and 2023, the Company issued subordinated convertible promissory notes to related parties Alco Investment Company (“Alco”), Mason Ward, DNX, and William Bryant. Alco held approximately 5% of the issued equity of the Company, through its ownership of Series A preferred stock. DNX held in excess of 5% of the issued equity of the Company, through its ownership of Series A preferred stock. William Bryant became a member of the Board of Directors upon completion of the Merger. The Related Party Convertible Notes bear interest at a rate of 8% per annum, and are convertible into the same series of capital stock of the Company to be issued to other investors upon a Qualified Financing (as defined in the agreement).

During the quarter ending March 31, 2023, the Company recorded a $707,000 debt discount upon issuance of additional Related Party Convertible Notes. For the three months ended March 31, 2023, interest expense on the Related Party Convertible Notes totaled $383,284, comprised of $90,422 of contractual interest and $292,862 for the amortization of the discount.

March 2023 Amendment

In March 2023, the Related Party Convertible Notes were amended to extend the maturity to December 31, 2023. The Company evaluated the terms of the First Amendment in accordance with ASC 470-60, Troubled Debt Restructurings, and ASC 470-50, Debt Modifications and Extinguishments. The Company determined that the Company was granted a concession by the lender based on the decrease of the effective borrowing rate on the First Amendment. Accordingly, the Company accounted for the First Amendment as a troubled debt restructuring. As a result, the Company accounted for the troubled debt restructuring by calculating a new effective interest rate for the First Amendment based on the carrying amount of the debt and the present value of the revised future cash flow payment stream. The troubled debt restructuring did not result in recognition of a gain or loss in the consolidated statement of operations but does impact interest expense recognized in the future.

Convertible Notes - Third Party

During 2022 and 2023, the Company issued additional subordinated convertible notes (the “Third Party Convertible Notes”). The Third Party Convertible Notes bear interest at a rate of 8% per annum, and are convertible into the same series of capital stock of the Company to be issued to other investors upon a Qualified Financing (as defined in the agreement).

For the three months ended March 31, 2023, interest expense on the Third Party Convertible Notes totaled $151,624, comprised of $34,717 of contractual interest and $116,907 for the amortization of the discount.

March 2023 Amendment

In March 2023, the Third Party Convertible Notes were amended to extend the maturity to December 31, 2023. The Company evaluated the terms of the First Amendment in accordance with ASC 470-60, Troubled Debt Restructurings, and ASC 470-50, Debt Modifications and Extinguishments. The Company determined that the Company was granted a concession by the lender based on the decrease of the effective borrowing rate on the First Amendment. Accordingly, the Company accounted for the First Amendment as a troubled debt restructuring. As a result, the Company accounted for the troubled debt restructuring by calculating a new effective interest rate for the First Amendment based on the carrying amount of the debt and the present value of the revised future cash flow payment stream. The troubled debt restructuring did not result in recognition of a gain or loss in the consolidated statement of operations but does impact interest expense recognized in the future.

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

Promissory Notes

Promissory Notes - Related Party

On August 30, 2023, the Company issued a subordinate promissory note (“Alco August Promissory Note”) in the aggregate principal amount of $150,000 to Alco Investment Company, a related party. Alco held its ownership of over 10% of the issued equity of the Company, through its ownership of Series A preferred stock. The Alco August Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on April 29, 2024. The Company recorded a $3,711 debt discount upon issuance of the Alco August Promissory Note. For the three months ended March 31, 2024, interest expense on the Alco August Promissory Note totaled $5,449, comprised of $2,991 of contractual accrued interest and $2,458 for the amortization of the discount. As of March 31, 2024 and December 31, 2023, $150,000 of principal and $7,035 and $4,044, respectively, of accrued interest is outstanding under the Alco August Promissory Note recorded in note payable - related party on the balance sheets.

On September 13, 2023, the Company issued a subordinate promissory note (“Alco September Promissory Note”) in the aggregate principal amount of up to $1,500,000 to Alco Investment Company, a related party. The Alco September Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on September 30, 2024. The Company recorded $8,588 of debt issuance costs and a $638,808 debt discount upon issuance of the Alco September Promissory Note, relating to the share transfer agreements, see below. For the three months ended March 31, 2024, interest expense on the Alco September Promissory Note totaled $91,563, comprised of $29,918 of contractual accrued interest and $61,645 for the amortization of the discount. As of March 31, 2024 and December 31, 2023, $1,500,000 of principal and $60,493 and $30,575, respectively, of accrued interest is outstanding under the Alco September Promissory Note recorded in note payable - related party on the balance sheets.

On November 16, 2023, the Company issued a subordinate promissory note (“Alco November Promissory Note”) in the aggregate principal amount of up to $750,000 to Alco Investment Company, a related party. The Alco November Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on April 13, 2024. The Company recorded a $363,905 debt discount upon issuance of the Alco November Promissory Note relating to the share transfer agreements, see below. For the three months ended March 31, 2024, interest expense on the Alco November Promissory Note totaled $248,285, comprised of $14,959 of contractual accrued interest and $233,326 for the amortization of the discount. As of March 31, 2024 and December 31, 2023, $750,000 of principal and $22,356 and $7,397, respectively, of accrued interest is outstanding under the Alco November Promissory Note recorded in note payable - related party on the consolidated balance sheets.

On December 13, 2023, the Company issued a subordinate promissory note (“Alco December Promissory Note”) in the aggregate principal amount of up to $2,000,000 to Alco Investment Company, a related party. The Alco December Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on December 31, 2024. The Company recorded a $1,496,252 debt discount upon issuance of the Alco December Promissory Note, relating to the share transfer agreements, see below. For the three months ended March 31, 2024, interest expense on the Alco December Promissory Note totaled $232,216, comprised of $39,890 of contractual accrued interest and $192,326 for the amortization of the discount. As of March 31, 2024 and December 31, 2023, $2,000,000 of principal and $47,780 and $7,890, respectively, of accrued interest is outstanding under the Alco December Promissory Note recorded in note payable – related party on the consolidated balance sheets.

In connection with the issuances of the Alco September, November, and December Promissory Notes, the Company, 7GC and the Sponsor entered into share transfer agreements (the “Alco Share Transfer Agreements”) with Alco Investment Company. Pursuant to which for each $10.00 in principal borrowed under the Alco September and November Promissory Notes, the Sponsor agreed to forfeit one share of 7GC Class B Common Stock held by the Sponsor, in exchange for the right of Alco to receive one New Banzai Class A Share. For each $10.00 in principal borrowed under the December Note, the Sponsor agreed to forfeit three shares of 7GC Class B Common Stock held by the Sponsor, in exchange for the right of Alco to receive three New Banzai Class A Shares. Such forfeited and issued shares under the Alco September, November, and December Promissory Notes are capped at an amount equal to 150,000, 75,000, and 600,000, respectively. Pursuant to the Alco Share Transfer Agreements, the shares are subject to an 180-day lock-up period upon issuance of the shares.

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

Promissory Notes - 7GC

The Company assumed two promissory notes in connection with the Merger which remained outstanding as of December 31, 2023. On February 9, 2024, the $2,540,091 balance was converted into 890,611 shares the Company’s Class A Common Stock pursuant to the terms in the 7GC Promissory Notes.

Promissory Note - GEM

On December 14, 2023, the Company and GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, “GEM”) agreed to terminate in its entirety the GEM Agreement, pursuant to which GEM was to purchase from the Company shares of common stock having an aggregate value up to $100,000,000 and the Company was required to make and execute a warrant ("GEM Warrant"). The Company’s obligation to issue the GEM Warrant remained, granting GEM the right to purchase Class A Common Stock in an amount equal to 3% of the total number of equity interests outstanding as of the Closing, calculated on a fully diluted basis, at an exercise price on the terms and conditions set forth therein, in exchange for issuance of a $2.0 million convertible debenture with a five-year maturity and 0% coupon. Due to the determination of the final terms of the planned $2.0 million convertible debenture having not been finalized, nor the final agreement related to the convertible debenture having been executed, as of December 31, 2023, the Company recognized, concurrent with the close of the merger, a liability for the GEM commitment fee, along with a corresponding GEM commitment fee expense, in the amount of $2.0 million.

On February 5, 2024, the Company and GEM entered into a settlement agreement (the “GEM Settlement Agreement”), pursuant to which (a) the Company and GEM agreed to (i) settle the Company’s obligations under and terminate the binding term sheet entered into between Legacy Banzai and GEM, dated December 13, 2023, and (ii) terminate the share repurchase agreement, dated May 27, 2022, by and among the Company and GEM, and (b) the Company (i) agreed to pay GEM $1.2 million in cash within three business days of the GEM Settlement Agreement and (ii) issued to GEM, on February 5, 2024, an unsecured promissory zero coupon note in the amount of $1.0 million, payable in monthly installments of $100,000 beginning on March 1, 2024, with the final payment to be made on December 1, 2024 (the “GEM Promissory Note”). The Company paid GEM the $1.2 million in cash in February 2024.

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

As of March 31, 2024, the Company has issued an aggregate of 139,470 shares of Class A Common Stock to GEM in lieu of monthly payment obligations and the remaining balance of the GEM Promissory Note as of March 31, 2024 is $900,000 recorded in the Convertible Notes line on the Consolidated Balance Sheets.

Convertible Promissory Notes (Yorkville)

On December 14, 2023, in connection with and pursuant to the terms of its Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (“Yorkville”), (refer to Note 15 - Equity for further details), Yorkville agreed to advance to the Company, in exchange for convertible promissory notes, an aggregate principal amount of up to $3,500,000, $2,000,000 of which was funded at the Closing in exchange for the issuance by the Company of a Convertible Promissory Note (the “December Yorkville Convertible Note”). The Company received net proceeds of $1,800,000 after a non-cash original issue discount of $200,000.

On February 5, 2024, the Company and Yorkville entered into a supplemental agreement (the “SEPA Supplemental Agreement”) to increase the amount of convertible promissory notes allowed to be issued under SEPA by $1,000,000 (the “Additional Pre-Paid Advance Amount”), for an aggregate principal amount of $4,500,000 to be advanced by Yorkville to the Company in the form of convertible promissory notes. On February 5, 2024 in exchange for a promissory note in the principal amount of $1,000,000 (the “February Yorkville Promissory Note”), with the same terms as the December Yorkville Convertible Note, the Company received net proceeds of $900,000 after a non-cash original issue discount of $100,000.

On March 26, 2024, the Company, in exchange for a convertible promissory note with a principal amount of $1,500,000 (the "March Yorkville Promissory Note"), together with the December Yorkville Convertible Note and February Yorkville Promissory Note (the" Yorkville Promissory Notes"), received net proceeds of $1,250,000 after a non-cash original issue discount of $250,000 from Yorkville.

The Yorkville Convertible Notes have a maturity date of June 14, 2024, and accrue interest at 0% per annum, subject to an increase to 18% per annum upon events of default as defined in the agreement. As of March 31, 2024, no events of default have occurred.

Yorkville has the right to convert any portion of the outstanding principal into shares of Class A common stock at any time. The number of shares issuable upon conversion is equal to the amount of principal to be converted (as specified by Yorkville) divided by the Conversion Price (as defined in the Standby Equity Purchase Agreement disclosure in Note 15). Yorkville will not have the right to convert any portion of the principal to the extent that after giving effect to such conversion, Yorkville would beneficially own in excess of 9.99% of the total number of shares of Class A common stock outstanding after giving effect to such conversion.

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

Upon the occurrence of certain triggering events, as defined in the Yorkville Convertible Notes agreement (each an "Amortization Event"), the Company may be required to make monthly repayments of amounts outstanding under the Yorkville Convertible Notes, with each monthly repayment to be in an amount equal to the sum of (x) $1,000,000, plus (y) 10% in respect of such amount, and (z) all outstanding accrued and unpaid interest as of each payment date.

During January 2024, the Company’s stock price per share fell below the then in effect Floor Price (as defined in the Standby Equity Purchase Agreement disclosure in Note 15) of $2.00 for five trading days during a period of seven consecutive trading days (an Amortization Event under the terms of the December Yorkville Convertible Note agreement), thus triggering amortization payments under the terms of the December Yorkville Convertible Note. On January 24, 2024, Yorkville agreed to waive the Amortization Event trigger, prior to the date upon which any amortization payment would have been required. As discussed in the definitions below, the

Floor Price was reset on February 14, 2024, in conjunction with the effective date of the Company’s Registration Statement, at a price of $0.294 per share of Common Stock, thus curing the Amortization Event condition.

During the three months ending March 31, 2024, $500,000 of principal under the December Yorkville Convertible Note was converted into 788,211 Class A Common stock of the Company and the full principal amount of $1,000,000 under the February Yorkville Convertible Note was converted into 1,445,524 Class A Common stock of the Company.

As of March 31, 2024 and December 31, 2023, the principal amount outstanding under the Yorkville Convertible Notes was $3,000,000 and $2,000,000, respectively. During the three months ended March 31, 2024, the Company recorded interest expense of $0 in connection with the Yorkville Convertible Notes.

The Yorkville Convertible Notes are required to be measured at fair value pursuant to ASC 480 Distinguishing Liabilities from Equity ("ASC 480") at the date of issuances and in subsequent reporting periods, due to the variable share-settled feature described above in which, if converted, the value to be received by Yorkville fluctuates based on something other than the fair value of the Company’s common stock. The fair value of the Yorkville Convertible Notes as of March 31, 2024 and December 31, 2023 was $3,064,000 and $1,766,000, respectively. The Company used a Monte Carlo simulation model in order to determine the Yorkville Convertible Note’s fair value at December 31, 2023, with the following inputs: the fair value of the Company's common stock of $1.88 on December 31, 2023, estimated equity volatility of 71%, the time to maturity of 0.46 years, a discounted market interest rate of 14%, a risk free rate of 5.28%, and probability of optional redemption 10.0%.

During the three months ended March 31, 2024, the Company recorded a loss of $544,000 related to the change in fair value of the Yorkville Convertible Notes liability. The Company used a Monte Carlo simulation model in order to determine the Yorkville Convertible Note’s fair value at March 31, 2024, with the following inputs: the fair value of the Company's common stock of $0.61 on March 31, 2024, estimated equity volatility of 106%, the time to maturity of 0.21 years, a discounted market interest rate of 16.5%, a risk free rate of 5.46%, and probability of optional redemption 75.0%.

Term and Convertible Notes (CP BF)

During 2021, the Company entered into a loan agreement with CP BF Lending, LLC (“CP BF”) comprised of a Term Note and a Convertible Note. The Term Note bears cash interest at a rate of 14% per annum paid monthly and accrued interest payable-in-kind (“PIK”) cumulatively at 1.5% per annum. The outstanding principal balance of the Term Note together with accrued and unpaid interest thereon, unpaid fees and expenses and any other Obligations then due, shall be paid on February 19, 2025 (“Loan Maturity Date”). The Convertible Note accrues PIK interest cumulatively at a rate of 15.5% per annum, and is convertible into Class A Common Stock upon Qualified Financing (as defined in the agreement), upon a Change of Control (as defined in the agreement), upon Prepayment, or at Maturity at a fixed conversion price. If not sooner converted or prepaid, the Convertible Note principal together with accrued and unpaid interest thereon, unpaid fees and expenses and any other Obligations then due, shall be paid on the Loan Maturity Date.

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

The effective interest rate for the Term Note was 16% for three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024, interest expense on the Term Note totaled $292,327, comprised of $266,348 of contractual interest and $25,979 for the amortization of the discount. For the three months ended March 31, 2023, interest expense on the Term Note totaled $278,164, comprised of $259,443 of contractual interest and $18,721 for the amortization of the discount. The effective interest rate for the CP BF Convertible Note and First Amendment Convertible Note was 16% for the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024, interest expense on the Convertible Notes totaled $116,411, comprised of $108,596 of contractual interest and $7,815 for the amortization of the discount. For the three months ended March 31, 2023, interest expense on the Convertible Notes totaled $98,432, comprised of $91,860 of contractual interest and $6,572 for the amortization of the discount.

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

The following table presents the CP BF convertible notes as of March 31, 2024:

Face value of the CB BF convertible notes	$1,821,345
Debt discount, net	(34,531)
Carrying value of the CB BF convertible notes	1,786,814
Accrued interest	1,023,075
Total CB BF convertible notes and accrued interest	$2,809,889

The following table presents the CP BF convertible notes as of December 31, 2023:

Face value of the CB BF convertible notes	$1,821,345
Debt discount, net	(41,983)
Carrying value of the CB BF convertible notes	1,779,362
Accrued interest	914,479
Total CB BF convertible notes and accrued interest	$2,693,841

The following table presents the CP BF term note as of March 31, 2024:

Face value of the CB BF term note	$6,500,000
Debt discount, net	(107,011)
Carrying value of the CB BF term note	6,392,989
Accrued interest	555,721
Total CB BF term note and accrued interest	$6,948,710

The following table presents the CP BF term note as of December 31, 2023:

Face value of the CB BF term note	$6,500,000
Debt discount, net	(129,586)
Carrying value of the CB BF term note	6,370,414
Accrued interest	289,373
Total CB BF term note and accrued interest	$6,659,787

12. Warrant Liabilities

Public Warrants

The Company assumed 11,500,000 Public Warrants in the Merger which remained outstanding as of March 31, 2024. The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years from the Merger Closing Date. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation.

The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A Common Stock underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration, or a valid exemption from registration is available. No Public Warrant will be exercisable and the Company will not be obligated to issue a share of Class A Common Stock upon exercise of a Public Warrant unless the shares of Class A Common Stock issuable upon such Public Warrant exercise has been registered, qualified, or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Public Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Public Warrant, the holder of such Public Warrant will not be entitled to exercise such Public Warrant and such Public Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Public Warrant. The Resale Registration statement went effective on February 14, 2024. As the Resale Registration Statement was declared effective within the contractual 60-day term upon closing of the Merger, no "cashless basis" exercises were triggered during the period ended March 31, 2024.

Redemption of Public Warrants When the price per Share of Class A Common Stock Equals or Exceeds $18.00

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

GEM Financing Arrangement

In association with the GEM Letter, see Note 11 - Debt for further details, at Closing, the GEM Warrant automatically became an obligation of the Company, and on December 15, 2023, the Company issued the GEM Warrant granting GEM the right to purchase 828,533 shares at an exercise price of $6.49 per share. The exercise price will be adjusted to 105% of the then-current exercise price if on the one-year anniversary date of the Effective Time, the GEM Warrant has not been exercised in full and the average closing price per share of Class A Common Stock for the 10 days preceding the anniversary date is less than 90% of the initial exercise price. GEM may exercise the GEM Warrant at any time and from time to time until December 14, 2026. The terms of the GEM Warrant provide that the exercise price of the GEM Warrant, and the number of shares of Class A Common Stock for which the GEM Warrant may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of New Banzai Common Stock resulting from stock splits, reverse stock splits, consolidations, combinations and reclassifications. Additionally, the GEM Warrant contains weighted average anti-dilution provisions that provide that if the Company issues shares of common stock, or securities convertible into or exercisable or exchange for, shares of common stock at a price per share that is less than 90% of the exercise price then in effect or without consideration, then the exercise price of the GEM Warrant upon each such issuance will be adjusted to the price equal to 105% of the consideration per share paid for such common stock or other securities. In the event of a Change of Control, if the Surviving Corporation does not have registered class of equity securities and common shares listed on a U.S. national securities exchange, then the Holder is entitled to receive one percent of the total consideration received by the Company’s stockholders and the GEM Warrants will expire upon payment.

The Warrants were not considered indexed to the issuer’s stock pursuant to ASC 815, as the holder’s ability to receive in lieu of the Warrant one percent of the total consideration received by the Company’s stockholders in connection with a Change of Control, where the surviving corporation is not publicly traded, adjusts the settlement value based on items outside the Company’s control in violation of the fixed-for-fixed option pricing model. As such, the Company recorded the Warrants as liabilities initially measured at fair value with subsequent changes in fair value recognized in earnings each reporting period.

The measurement of fair value was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, exercise price, term, volatility, risk-free rate, probability of dilutive term of three years, and expected time to conversion). As of March 31, 2024 and December 31, 2023, the fair value of the Warrants, as determined by the Monte Carlo simulation option pricing model, were $233,000 and $641,000, respectively.

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

13. Simple Agreements for Future Equity

Simple Agreements for Future Equity - Related Party

During 2021, the Company entered into Simple Agreements for Future Equity (SAFE) arrangements with related parties Alco, DNX and William Bryant (See Note 11 - Debt, for a description of the related party relationship with these entities) (the "Related Party SAFEs") pursuant to which the Company received gross proceeds in the amount of $3,567,000. In the event of an Equity Financing (as defined in the SAFEs agreements), the Related Party SAFEs will automatically convert into shares of the Company’s common or preferred stock at a discount of 15% of the per share price of the shares offered in the Equity Financing (the “Discount Price”). In the event of a Liquidity Event, SPAC Transaction or Dissolution Event (all terms as defined in the SAFEs agreements), the holders of the Related Party SAFEs will be entitled to receive cash or shares of the Company’s common or preferred stock. The Related Party SAFEs were recorded as a liability in accordance with the applicable accounting guidance as they are redeemable for cash upon contingent events that are outside of the Company’s control. The initial fair value of the Related Party SAFE liability was $3,567,000. Subsequent changes in fair value at each reporting period are recognized in the consolidated statement of operations. For the three months ended March 31, 2023, the Company recognized a loss of $303,139 for the change in fair value of the Related Party SAFE liability.

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

Simple Agreements for Future Equity - Third Party

During 2021, the Company entered into Simple Agreements for Future Equity (SAFE) arrangements with third party investors (the "Third Party SAFEs") pursuant to which the Company received gross proceeds in the amount of $269,000. In the event of an Equity Financing (as defined in the SAFEs agreements), the Third Party SAFEs will automatically convert into shares of the Company’s common or preferred stock at a discount of 15% of the per share price of the shares offered in the Equity Financing (the “Discount Price”). In the event of a Liquidity Event, SPAC Transaction or Dissolution Event (all terms as defined in the SAFEs agreements), the holders of the Third Party SAFEs will be entitled to receive cash or shares of the Company’s common or preferred stock. The Third Party SAFEs were recorded as a liability in accordance with the applicable accounting guidance as they are redeemable for cash upon contingent events that are outside of the Company’s control. The initial fair value of the Third Party SAFE liability was $269,000. Subsequent changes in fair value at each reporting period are recognized in the Consolidated Statement of Operations. For the three months ended March 31, 2023, the Company recognized a loss of $22,861 for the change in fair value of the Third Party SAFE liability.

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

14. Commitments and Contingencies

Leases

The Company has operating leases for its real estate across multiple states. The operating leases have remaining lease terms of approximately 0.51 years as of March 31, 2024 and consist primarily of office space.

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

The components of lease expense, are as follows:

	For the Three Months Ended March 31,
Components of lease expense:	2024	2023
Operating lease cost	$47,244	$51,448
Sublease income	(52,542)	(51,083)
Total lease (income) cost	$(5,298)	$366

Supplemental cash flow information related to leases are as follows:

	For the Three Months Ended March 31,
Supplemental cash flow information:	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Non-cash lease expense (operating cash flow)	$43,705	$43,086
Change in lease liabilities (operating cash flow)	(75,078)	(68,373)

Supplemental balance sheet information related to leases was as follows:

Operating leases:	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$90,308	$134,013
Operating lease liability, current	158,965	234,043
Total operating lease liabilities	$158,965	$234,043

Weighted-average remaining lease term:	March 31, 2024	December 31, 2023
Operating leases (in years)	0.51	0.76

Weighted-average discount rate:	March 31, 2024	December 31, 2023
Operating leases	6.78%	6.76%

Future minimum lease payments under non-cancellable lease as of March 31, 2024, are as follows:

Maturities of lease liabilities:
Year Ending December 31,
Remainder of 2024	$162,202
Total undiscounted cash flows	162,202
Less discounting	(3,237)
Present value of lease liabilities	$158,965

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

Pursuant to the Fee Reduction Agreement, the Company agreed to use its reasonable best efforts to have the registration statement declared effective by the SEC by the 120th calendar day after December 29, 2023, the date of the initial filing thereof, and to maintain the effectiveness of such registration statement until the earliest to occur of (i) the second anniversary of the date of the effectiveness thereof, (ii) the Cantor Fee Shares shall have been sold, transferred, disposed of or exchanged by Cantor, and (iii) the Cantor Fee Shares issued to Cantor may be sold without registration pursuant to Rule 144 under the Securities Act (such obligations, the “Cantor Registration Rights Obligations”).

Although the Company issued the Cantor Fee Shares, as of March 31, 2024, the Company has not satisfied its Cantor Registration Rights Obligations. As such, the Company cannot conclude that it has settled its outstanding obligations to Cantor. Therefore, neither criteria under ASC 405 for extinguishment and derecognition of the liability were satisfied and the $4,000,000 Reduced Deferred Fee remained outstanding as a current liability on the Company’s March 31, 2024 condensed consolidated balance sheet.

At each interim and annual period after December 31, 2023, the Company will monitor its compliance with the Cantor Registration Rights Obligations to determine whether the entire amount of the Reduced Deferred Fee has become due and payable in cash, or the Company’s obligations have been satisfied and the remaining liability should be derecognized. At such time as the Company's obligations under the Fee Reduction Agreement have been satisfied the relief of the liability will be recorded through equity.

Roth Addendum to Letter Agreements

On October 13, 2022, Roth Capital Partners, LLC ("Roth") and Legacy Banzai entered into the Roth Engagement Letter, pursuant to which Legacy Banzai engaged Roth as a financial advisor in connection with the Merger and, on October 14, 2022, MKM and 7GC entered into the MKM Engagement Letter, pursuant to which 7GC engaged MKM as a financial advisor in connection with the Merger. In February 2023, Roth acquired MKM. On December 8, 2023, the Company received an invoice from Roth for an advisory fee in the amount of $1,100,000 as well as transaction expenses reimbursable to Roth amounting to $6,813. As of December 31, 2023, the Company recorded a liability for the total advisory fee of $1,106,813 to accrued expenses.

On February 2, 2024, the Company and Roth entered into an addendum to (i) the engagement letter, dated October 13, 2022, by and between Roth and Legacy Banzai, and (ii) the engagement letter, dated October 14, 2022, by and between Roth (as successor to MKM Partners, LLC) and 7GC (such engagement agreements, collectively, the “Roth Engagement Agreements,” and such addendum, the “Roth Addendum”). Pursuant to the Roth Addendum, in lieu of payment in cash of the full amount of any advisory fees or other fees or expenses, incurred in 2024, and owed under the Roth Engagement Agreements (collectively, the “Roth Fee”), the Company (i) issued to Roth 175,000 shares (the “Roth Shares”) of the Company’s Class A Common Stock on February 2, 2024, and (ii) on or before June 30, 2024, will pay to Roth an amount in cash equal to $300,000 or, if the Company determines that such payment should not be made in cash due to the Company’s cash position at such time, issue to Roth a number of shares of Class A Common Stock equal to $300,000 divided by the daily VWAP for the trading day immediately preceding June 30, 2024 (any such shares, the “Additional Roth Shares”). The Company registered the Roth Shares and 600,000 shares of Class A Common Stock (in addition to the Roth Shares) on a registration statement to cover any issuances of Additional Roth Shares (which may be more or less than 600,000) that may occur pursuant to the Roth Addendum. This registration statement became effective on February 14, 2024. The $300,000 cash payment has not yet been made as of the date of filing of these condensed consolidated financial statements.

On February 2, 2024, the Company issued the 175,000 Roth Shares with a fair value of $278,833 on the date of issuance. As neither the remaining $300,000 cash payment, nor any Additional Roth Shares had been paid or issued to Roth, as of March 31, 2024, $300,000 will remain as an accrued expense on the Company’s condensed consolidated balance sheet, payable to Roth on or before June 30, 2024. Therefore, the 175,000 shares are determined to settle $806,813 of the obligation recognized as of December 31, 2023, resulting in gain of $577,513 that has been recognized as a gain on extinguishment of liability on the Company's condensed consolidated statement of operations.

Legal Matters

In the regular course of business affairs and operations, the Company is subject to possible loss contingencies arising from third-party litigation and federal, state, and local environmental, labor, health and safety laws and regulations. The Company assesses the probability that they may incur a liability in connection with certain of these lawsuits. The Company's assessments are made in accordance with generally accepted accounting principles, as codified in ASC 450-20, and is not an admission of any liability on the part of the Company or any of its subsidiaries. In certain cases that are in the early stages and in light of the uncertainties surrounding them, the Company does not currently possess sufficient information to determine a range of reasonably possible liability.

15. Equity

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

There were 20,221,589 shares (17,910,455 Class A common stock and 2,311,134 Class B common stock) issued and outstanding at March 31, 2024 and 16,019,256 shares (13,708,122 Class A common stock and 2,311,134 Class B common stock) issued and outstanding at December 31, 2023.

Preferred Stock

The Company is authorized to issue 75,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of March 31, 2024 and December 31, 2023, no shares of preferred stock were outstanding.

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

(i)
95% of the average daily Volume Weighted Average Price (“VWAP”) of the Class A Common Stock on the Nasdaq Stock Market (“Nasdaq”), subject to certain conditions per the SEPA (the “Option 1 Pricing Period; or
(ii)
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

The SEPA Option was determined to be a freestanding financial instrument which did not meet the criteria to be accounted for as a derivative instrument or to be recognized within equity. Pursuant to ASC 815 Derivatives and Hedging ("ASC 815"), the Company will therefore recognize the SEPA Option as an asset or liability, measured at fair value at the date of issuance, December 14, 2023, and in subsequent reporting periods, with changes in fair value recognized in earnings. The SEPA Option was determined to have a fair value of $0 on the date of issuance as well as at December 31, 2023 and March 31, 2024.

In connection with the execution of the SEPA, the Company agreed to pay a commitment fee of $500,000 to Yorkville at the earlier of (i) March 14, 2024 or (ii) the termination of the SEPA, which will be payable, at the option of the Company, in cash or shares of Class A common stock through an Advance (the “Deferred Fee”). In March 2024 the Company issued 710,025 Class A common stock as payment for the Deferred Fee.

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

There were no Advance Notices issued pursuant to the SEPA during the three months ended March 31, 2024 or as of the date that these financial statements were issued.

16. Stock-Based Compensation

During 2023, the Company adopted the 2023 Equity Incentive Plan (the “Plan”). The Plan permits the granting of incentive stock options, nonstatutory stock options, SARs, restricted stock awards, RSU awards, performance awards, and other awards. to employees, directors, and consultants. The aggregate number of shares of common stock that may be issued will not exceed approximately 12.5% of the fully diluted common stock determined at the Close of the Merger. In addition, the aggregate number of shares of common stock will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to 5% of the total number of shares of the fully diluted common stock determined as of the day prior to such increase. The aggregate maximum number of shares of common stock that may be issued pursuant to the exercise of incentive stock options is approximately three times the total number of shares of common stock initially reserved for issuance. As of March 31, 2024 and December 31, 2023, 2,848,823 and 572,172 stock options remain available to be awarded under the Plan, respectively.

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

The following table summarizes assumptions used to compute the fair value of options granted:

	March 31, 2024	March 31, 2023
Stock price	$0.61	$8.22 - 8.58
Exercise price	$0.61	$11.98
Expected volatility	75.0 - 76.0%	80.00 - 81.13%
Expected term (in years)	5.75 - 6.08	5.25 - 6.08
Risk-free interest rate	4.2%	4.28 - 4.31%

A summary of stock option activity under the Plan is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2023	748,086	$5.87	8.43	$103,662
Granted	54,000	0.61	10.00
Exercised	—	—
Expired	—	—
Forfeited	(714)	2.82
Outstanding at March 31, 2024	801,372	$5.52	8.31	$13,245
Exercisable at March 31, 2024	344,304	$4.23	7.31	$13,191

In connection with issuances under the Plan, the Company recorded stock-based compensation expense of $252,967 and $402,448, which is included in general and administrative expense for the three months ended March 31, 2024 and 2023, respectively. The weighted-average grant-date fair value per option granted during the three months ended March 31, 2024 and 2023 was $0.61 and $8.48, respectively. As of March 31, 2024 and 2023, $2,364,604 and $2,644,032 of unrecognized compensation expense related to non-vested awards is expected to be recognized over the weighted average period of 1.37 and 3.14 years, respectively. The aggregate intrinsic value is calculated as the difference between the fair value of the Company’s stock price and the exercise price of the options.

RSUs

During the three months ended March 31, 2024, the Company began issuing RSUs to non-employee directors. Each RSU entitles the recipient to one share of Class A Common Stock upon vesting. We measure the fair value of RSUs using the stock price on the date of grant. Stock-based compensation expense for RSUs is recorded ratably over their vesting period.

A summary of the activity with respect to, and status of, RSUs during the three months ended March 31, 2024 is presented below:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	—	$—
Granted	673,253	0.61
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2024	673,253	$0.61

As of March 31, 2024, unrecognized compensation cost related to the grant of RSUs was $411,358. Unvested outstanding RSUs as of March 31, 2024 had a weighted average remaining vesting period of 1 year.

17. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ended December 31, 2024 as the Company incurred losses for the three months ended March 31, 2024 and 2023 and is forecasting an estimated net loss for both financial statement and tax purposes for the year ended December 31, 2024. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

Due to the Company's history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance, since the Company cannot currently support that realization of its deferred tax assets is more likely than not.

At March 31, 2024 and 2023, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

18. Subsequent Events

On April 18, 2024, the Company amended the Alco August Promissory Note and Alco November Promissory Note to extend the maturity dates of each note to May 31, 2024.

On May 1, 2024, the Company issued 260,443 shares of the Company's Class A common stock to GEM pursuant to the Unsecured Promissory Note, dated February 5, 2024, between the Company and GEM.

On May 2, 2024, the Company received Investor Notice No. 4 under the SEPA to purchase $100,000 shares of the Company's Class A common stock. Pursuant to receipt of the Investor Notice, the Company issued 334,336 shares of the Company's Class A common stock to Yorkville at a purchase price of $0.2991. The issuance amounted to an offset of $100,000 against the Company's outstanding principal under the then-outstanding Promissory Notes.

On May 3, 2024, the Company and Yorkville entered into a Debt Repayment Agreement (the "Debt Repayment Agreement") acknowledging as of the effective date of the Debt Repayment Agreement, that the February Promissory Note had been fully repaid and as of the effective date, $2,800,000 of principal remains outstanding under the Yorkville Promissory Notes. Pursuant to the Debt Repayment Agreement, Yorkville shall not (i) deliver any Investor Notice (as defined above pursuant to the SEPA), or (ii) exercise its right to convert all or any portion of any outstanding Promissory Notes after the effective date, for the duration of the standstill period (the "Standstill"). The Standstill is such that within three (3) business days upon the closing of a registered offering, the Company shall (i) pay to Yorkville certain repayment proceeds against outstanding Promissory Notes then-outstanding, and (ii) deliver to Yorkville an Advance Notice. Yorkville has agreed that on the date of such a closing of a registered offering, for ninety (90) days after the closing, (A) it will (i) deliver to the Company and Investor Notice pursuant to the SEPA, or (ii) exercise its Conversion Right and (B) any obligation of the Company to make any monthly payments of the Promissory Notes shall be suspended for the duration of the Standstill period. Additionally, the Company and Yorkville have agreed that upon commencement of the Standstill period, the Floor Price pursuant to the then-outstanding Promissory Notes, shall be adjusted to a price to be mutually agreed between the Company and Yorkville, and upon commencement of the Standstill period, the maturity date of each of the then-outstanding Promissory Notes shall be extended by one hundred and twenty (120) days after the closing of such a registered offering.

On May 6, 2024, the Company issued 320,000 shares of the Company's Class A common stock as compensation pursuant to a business development and general consulting services agreement entered into in April 2024.

In May, 2024, Yorkville submitted a Conversion Notice, related to the purchase of common shares of the Company, with the aggregate purchase price of those shares offset against amounts outstanding by the Company under the Pre-Paid Yorkville Convertible Notes. Once issued, Yorkville will have purchased 360,136 shares, for a total aggregate purchase consideration of $100,000. The conversion prices applicable to this purchase is approximately $0.28 per share.

On May 14, 2024, the Compensation Committee of the Board of Directors (the "Compensation Committee") of the Company approved the grant of options for the purchase of up to 1,200,000 shares of the Company's Class A common stock, to various executive employees of the Company, under the Company's 2023 Equity Incentive Plan (the “Plan”). These options vest immediately as of the grant date, have a term of 10 years and have exercise prices ranging from $1 to $5. On this same date, the Compensation Committee approved the issuance of further options for the purchase of up to 144,500 shares of the Company's Class A common stock, to various employees and outside contractors, under the Plan. These options vest over a period of four years, have a term of 10 years and with an exercise price equal to the closing market price of the Company's Class A common stock, on the grant date. Further, on this same date, the Compensation Committee approved the issuance of 219,290 RSU's covering shares of Company's Class A common stock, to various employees and outside contractors, under the Plan. These RSU's vest over a period of four years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere particularly in the section titled “Risk Factors” and elsewhere in this Form 10-Q.

Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our condensed consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

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

Banzai was founded in 2015. The first product Banzai launched was Reach, a SaaS and managed services offering designed to increase registration and attendance of marketing events, followed by the acquisition of Demio, a SaaS solution for webinars designed for marketing, sales, and customer success teams, in 2021 and the launch of Boost, a SaaS solution for social sharing designed to increase attendance for Demio-hosted events by enabling easy social sharing by event registrants, in 2023. Our customer base included over 2,767 customers as of March 31, 2024 and comes from a variety of industries, including (among others) healthcare, financial services, e-commerce, technology and media, in over 86 countries. Our customers range in size from solo entrepreneurs and small businesses to Fortune 500 companies. No single customer represents more than 10% of our revenue. Since 2021, we have focused on increasing mid-market and enterprise customers for Demio. Progress towards this is reflected in our increase in multi-host Demio customers from 14 on January 1, 2021 to 119 on March 31, 2024.

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

Banzai generated revenue of approximately $1.1 million and $1.2 million in the three months ended March 31, 2024 and 2023, respectively. Banzai has incurred significant net losses since inception, including net losses of $4.5 million and $3.8 million for the three months ended March 31, 2024 and 2023, respectively. Banzai had an accumulated deficit of $51.3 million and of $46.8 million as of March 31, 2024 and December 31, 2023, respectively.

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

The following table presents the percentage of Banzai’s revenue generated from Demio for three months ended March 31, 2024 and 2023 as compared to our other SaaS products.

	Three Months Ended March 31,	Three Months Ended March 31,
Revenue %	2024	2023
Reach	1.0%	7.0%
Demio	99.0%	93.0%
Other	0.0%	0.0%
Total	100.0%	100.0%

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

The following table presents average monthly NRR for Demio for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,	Three Months Ended March 31,
Product: Demio	2024	2023
Average Monthly NRR	97.2%	96.3%

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

The following table presents new customer ACV and total average ACV for Demio for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,	Three Months Ended March 31,
Product: Demio	2024	2023
New Customer ACV	$1,484	$1,376
Total Average ACV	$1,499	$1,289

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

The formula for calculating CAC is: CAC = Total Sales & Marketing Cost / Number of Customers Acquired.

The following table presents CAC for Demio for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,	Three Months Ended March 31,
Product: Demio	2024	2023
Customer Acquisition Cost (CAC)	$1,220	$884

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

The formula for calculating Churn % is: Churn % = [# or $ value of] Deactivations / [# or $ value of] Active Customers (Beginning of period).

The following table presents revenue Churn and new customer (or logo) Churn for Demio for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,	Three Months Ended March 31,
Product: Demio	2024	2023
Average Monthly Churn - Revenue	5.2%	8.1%
Average Monthly Churn - Customer (Logo)	6.3%	8.8%

Churn - Customer (Logo) represents the number of customers, whereas the non-Logo Churn is based on sales dollars.

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

The following table presents MRR, Customer Life, and LTV for Demio for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,	Three Months Ended March 31,
Product: Demio	2024	2023
MRR (New Customers)	$125	$107
Customer Life (months)	19.2	12.4
LTV (New Customers)	$2,376	$1,423

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

The formula for calculating LTV / CAC ratio is: LTV / CAC for the segment or activity being measured.

The following table presents the LTV / CAC ratio for Demio for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,	Three Months Ended March 31,
Product: Demio	2024	2023
LTV / CAC Ratio	2.0	1.5

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

Results of Operations

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Operating income:
Revenue	$1,079	$1,177	$(98)	-8.3%
Cost of revenue	381	412	(31)	-7.5%
Gross profit	698	765	(67)	-8.8%
Operating expenses:
General and administrative expenses	4,309	3,170	1,139	35.9%
Depreciation expense	2	2	—	0.0%
Total operating expenses	4,311	3,172	1,139	35.9%
Operating loss	(3,613)	(2,407)	(1,206)	50.1%
Other expenses (income):
GEM commitment fee expense	200	—	200	nm
Other income, net	(4)	(63)	59	-93.7%
Interest income	—	—	—	nm
Interest expense	451	538	(87)	-16.2%
Interest expense - related party	578	383	195	50.9%
Gain on extinguishment of debt	(528)	—	(528)	nm
Loss on debt issuance	171	—	171	nm
Change in fair value of warrant liability	(408)	—	(408)	nm
Change in fair value of warrant liability - related party	(115)	—	(115)	nm
Change in fair value of simple agreement for future equity	—	23	(23)	-100.0%
Change in fair value of simple agreement for future equity - related party	—	303	(303)	-100.0%
Change in fair value of bifurcated embedded derivative liabilities	—	32	(32)	-100.0%
Change in fair value of bifurcated embedded derivative liabilities - related party	—	137	(137)	-100.0%
Change in fair value of convertible promissory notes	544	—	544	nm
Total other expenses (income)	889	1,353	(464)	-34.3%
Loss before income taxes	(4,502)	(3,760)	(742)	19.7%
Income tax (benefit) expense	(1)	3	(4)	-133.3%
Net loss	$(4,501)	$(3,763)	$(738)	19.6%

The percentage changes included in the tables herein that are not considered meaningful are presented as “nm".

Components of Results of Operations

Revenue Analysis

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Revenue	$1,079	$1,177	$(98)	-8.3%

For the three months ended March 31, 2024, Banzai reported total revenue of approximately $1,079 thousand, representing a decrease of approximately $98 thousand, or approximately 8.3%, compared to the three months for the same period ended March 31, 2023. This decrease is primarily attributable to lower Reach revenue which declined by approximately $74 thousand due to a shift in Banzai's focus to its Demio product and decision, which decision was reversed in 2024, to begin phasing out the Reach product. In 2024 Banzai is revitalizing its focus on the Reach product through re-engineering and expanded sales efforts. Demio revenue was lower by approximately $25 thousand for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to churn and lower new sales period-over-period.

Cost of Revenue Analysis

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Cost of revenue	$381	$412	$(31)	-7.5%

For the three months ended March 31, 2024 and 2023, Banzai’s cost of revenue totaled approximately $381 thousand and approximately $412 thousand, respectively. This represents a decrease of approximately $31 thousand, or approximately 7.5%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, is due primarily to lower customer base and an approximately 4% lower average cost per customer, driven by lower infrastructure costs of approximately $45 thousand, contracted services of approximately $34 thousand, subscription payroll of approximately $14 thousand, and merchant fee costs of approximately $3 thousand. The lower contracted services and data licenses cost described above were offset by the increase of the streaming services costs of approximately $65 thousand.

Gross Profit Analysis

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Gross profit	$698	$765	$(67)	-8.8%

For the three months ended March 31, 2024 and 2023, Banzai’s gross profit was approximately $698 thousand and approximately $765 thousand, respectively. This represents a decrease of approximately $67 thousand, or approximately 8.8% due to the decreases in revenue of approximately $98 thousand and decreases in cost of revenue of approximately $31 thousand described above.

Operating Expense Analysis

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Total operating expenses	$4,311	$3,172	$1,139	35.9%

Total operating expenses for the three months ended March 31, 2024 and 2023, were approximately $4.3 million and approximately $3.2 million, respectively, an increase of approximately $1.1 million, or 35.9%. This increase was due primarily to an overall increase in salaries and related expenses by approximately $0.1 million, marketing expenses by approximately $0.1 million, costs associated with audit, technical accounting, and legal and other professional services of approximately $0.7 million.

Other Expense Analysis

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Total other expenses (income)	$889	$1,353	$(464)	-34.3%

For the three months ended March 31, 2024, Banzai reported total other expenses of approximately $0.9 million. This represents a decrease of approximately $0.5 million from the three months ended March 31, 2023, when the Company reported total other expenses of approximately $1.4 million. The change in other expenses (income), net was primarily driven by the following:

•
GEM settlement commitment fee expense of approximately $0.2 million.

•
Gain on extinguishment of debt of approximately $0.5 million.

•
There were no changes in fair value of the simple agreement for future equity ("SAFEs") during the three months ended March 31, 2024 relative to a loss of approximately $0.3 million, approximately $0.3 million of which related to related party SAFEs.

•
Changes in fair value of warrant liability was a gain of approximately $0.4 million during the three months ended March 31, 2024, with a gain of approximately $0.1 million related to related party warrant liabilities. These warrants, both third party and related party, were issued and assumed in December 2023, and as such, there was no equivalent gain or loss on warrant liabilities during the three months ended March 31, 2023.

•
Interest expense increased by approximately $0.1 million period-over-period to approximately $1.0 million for the three months ended March 31, 2024 due to the company raising additional interest bearing debt.

•
There were no changes in fair value of bifurcated embedded derivative liabilities during the three months ended March 31, 2024 relative to a loss of approximately $0.2 million during the three months ended March 31, 2023.

Provision for Income Taxes

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Income tax (benefit) expense	$(1)	$3	$(4)	-133.3%

For the three months ended March 31, 2024 and 2023, Banzai’s reported provision for income tax benefit was $1 thousand and expense was $3.0 thousand, respectively.

Due to Banzai's history of losses since inception, there is not enough evidence at this time to support that Banzai will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance, since Banzai cannot currently support that realization of its deferred tax assets is more likely than not.

At March 31, 2024, Banzai had no unrecognized tax benefits that would reduce Banzai's effective tax rate if recognized.

Net Loss Analysis

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Net loss	$(4,501)	$(3,763)	$(738)	19.6%

For the three months ended March 31, 2024 and 2023, Banzai reported net losses of approximately $4.5 million and approximately $3.8 million, respectively. The greater net loss is primarily due to a reduction in total other expenses of approximately $0.5 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, offset by an increase in operating expenses of approximately $1.1 million and a decrease in gross profit of approximately $0.1 million.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. On a recurring basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in an estimate, if any, will be reflected in the condensed consolidated financial statements prospectively from the date of the change in the estimate.

We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Impairment of goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in December, or more frequently if a triggering event occurs between impairment testing dates. As of March 31, 2024, the Company had one operating segment, which was deemed to be its reporting unit, for the purpose of evaluating goodwill impairment to be evaluated at the year end.

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

Non-GAAP measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We endeavor to compensate for the limitation of Adjusted EBITDA, by also providing the most directly comparable GAAP measure, which is net loss, and a description of the reconciling items and adjustments to derive the non-GAAP measure. Some of these limitations are:

•
Adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation.

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or contractual commitments.

•
Adjusted EBITDA does not reflect impairment and restructuring costs.

•
Adjusted EBITDA does not reflect interest expense or other income.

•
Adjusted EBITDA does not reflect income taxes.

•
Adjusted EBITDA does not reflect audit, legal, incremental accounting and other expenses tied to M&A or the Business Combination.

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

Adjusted EBITDA Analysis

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Adjusted EBITDA (Loss)	$(1,508)	$(626)	$(882)	141.1%

For the three months ended March 31, 2024, Banzai’s Adjusted EBITDA was approximately $1,508 thousand, reflecting a decrease in the earnings of approximately $882 thousand compared to a loss of approximately $626 thousand for the three months ended

March 31, 2023. This period-over-period decrease in earnings is primarily attributable to an increase in interest expense - related party and transaction related expenses.

Net Income/(Loss) to Adjusted EBITDA Reconciliation

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Net loss	$(4,501)	$(3,763)	$(738)	19.6%
Other income, net	(4)	(63)	59	-93.7%
Depreciation expense	2	2	—	0.0%
Stock based compensation	253	402	(149)	-37.1%
Interest expense	451	538	(87)	-16.2%
Interest expense - related party	578	383	195	50.9%
Income tax (benefit) expense	(1)	3	(4)	-133.3%
GEM commitment fee expense	200	—	200	nm
Gain on extinguishment of debt	(528)	—	(528)	nm
Loss on debt issuance	171	—	171	nm
Change in fair value of warrant liability	(408)	—	(408)	nm
Change in fair value of warrant liability - related party	(115)	—	(115)	nm
Change in fair value of simple agreement for future equity	—	23	(23)	-100.0%
Change in fair value of simple agreement for future equity - related party	—	303	(303)	-100.0%
Change in fair value of bifurcated embedded derivative liabilities	—	32	(32)	-100.0%
Change in fair value of bifurcated embedded derivative liabilities - related party	—	137	(137)	-100.0%
Change in fair value of convertible promissory notes	544	—	544	nm
Transaction related expenses*	1,842	1,251	591	47.2%
Adjusted EBITDA (Loss)	$(1,508)	$(626)	$(882)	141.1%

* Transaction related expenses include

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Professional fees - audit	$344	$277	$67	24.2%
Professional fees - legal	597	68	529	777.9%
Incremental accounting	680	808	(128)	-15.8%
Market study, M&A support	221	98	123	125.5%
Transaction related expenses	$1,842	$1,251	$591	47.2%

Liquidity and Capital Resources

Going Concern

Since inception, Banzai has financed its operations primarily from the sales of redeemable convertible preferred stock and convertible promissory notes, and proceeds from senior secured loans. As of March 31, 2024, Banzai had cash of approximately $1.0 million.

Banzai has incurred losses since its inception, had a working capital deficit of approximately $33.1 million as of March 31, 2024, and had an accumulated deficit at March 31, 2024 totaling approximately $51.3 million. As of March 31, 2024, Banzai had approximately $10.0 million and approximately $6.8 million aggregate principal amount outstanding on term/promissory notes and convertible notes, respectively. During the three months ended March 31, 2024, Banzai has raised additional capital under the SEPA through the issuance of additional convertible notes for a total of approximately $2.5 million to fund the Company's operations. Additionally, during the three months ended March 31, 2024, the Company issued non-cash share payments of approximately $1.5 million in partial settlement of the Yorkville Promissory Note financing; an approximately $0.5 million non-cash share payment to settle the deferred fee liability recognized as of March 31, 2024, and payable to Yorkville in terms of the SEPA. These stock issuances described herein do not represent sources of new capital, rather the issuances were made to settle existing liabilities in lieu of cash payments, as described above. Banzai has historically used debt financing proceeds principally to fund operations.

Banzai’s intends to seek additional funding through the SEPA arrangement and other equity financings in 2024. If Banzai is unable to raise such funding, Banzai will have to pursue an alternative course of action to seek additional capital through other debt and equity financing.

If Banzai is unable to raise sufficient additional capital, through future debt or equity financings or through strategic and collaborative ventures with third parties, Banzai will not have sufficient cash flows and liquidity to fund its planned business for 12 months from the issuance of these financial statements. There can be no assurances that Banzai will be able to secure alternate forms of financing at terms that are acceptable to management. In that event, Banzai might be forced to limit many of its business plans and consider other means of creating value for its stockholders. Based on the factors described above, and after considering management’s plans, there is substantial doubt about Banzai’s ability to continue as a going concern within one year from the date the financial statements were available to be issued. The accompanying condensed consolidated financial statements have been prepared assuming Banzai will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Cash Flows

The following table sets forth Banzai’s cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Net loss	$(4,500)	$(3,765)	$(735)	19.5%
Adjustments to reconcile net loss to net cash used in operating activities:	2,383	2,286	97	4.2%
Net cash used in operating activities	(2,117)	(1,479)	(638)	43.1%
Net cash provided by financing activities	1,050	1,506	(456)	-30.3%
Net increase / (decrease) in cash	$(1,067)	$26	$(1,093)	-4203.8%

Cash Flows for the three months ended March 31, 2024

Net cash used in operating activities was approximately $2.1 million for the three months ended March 31, 2024. Net cash used in operating activities consists of net loss of approximately $4.5 million, offset by total adjustments of $2.4 million for non-cash items and the effect of changes in working capital. Non-cash adjustments included non-cash settlement of the GEM commitment fee of approximately $0.2 million, stock-based compensation expense of approximately $0.3 million, gain on extinguishment of liability of $0.5 million, non-cash interest expense of approximately $0.5 million (approximately $0.09 million for related party), amortization of debt discount and issuance costs of approximately $0.5 million (approximately $0.5 million for related party), amortization of operating lease ROU assets of approximately $0.04 million, fair value adjustment for warrant liabilities gain of approximately $0.5 million (gain of approximately $0.1 million for related party), and net of change in operating assets and liabilities of approximately $1.2 million.

There were no net cash investing activities for the three months ended March 31, 2024.

Net cash provided by financing activities was approximately $1.1 million for the three months ended March 31, 2024, and was primarily related to proceeds from convertible debt financing of approximately $2.3 million and payment of the GEM commitment fee of approximately $1.2 million.

Cash Flows for the three months ended March 31, 2023

Net cash used in operating activities was approximately $1.5 million for the three months ended March 31, 2023. Net cash used in operating activities consists of net loss of approximately $3.8 million, total adjustments of approximately $2.3 million for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense of approximately $0.4 million, non-cash interest expense of approximately $0.2 million (approximately $0.09 million for related party), amortization of debt discount and issuance costs of approximately $0.4 million (approximately $0.3 million for related party), amortization of operating lease ROU assets of approximately $0.04 million, fair value adjustments to simple agreement for future equity of approximately $0.3 million (approximately $0.3 million for related party), fair value adjustments to bifurcated embedded derivative liabilities of approximately $0.2 million (approximately $0.1 million for related party), and net of change in operating assets and liabilities of approximately $0.7 million.

There were no net cash investing activities for the three months ended March 31, 2023.

Net cash provided by financing activities was approximately $1.5 million for the three months ended March 31, 2023, and was primarily related to proceeds from the issuance of convertible note, net of issuance costs of approximately $1.5 million (all amounts for related party).

Capital Expenditure Commitments and Financing Requirements

($ in Thousands)	Total	Less than 1 year	1 - 3 Years
Debt principal - 14% CB PF convertible notes	$1,821	$1,821	$—
Debt principal - 14% CB PF term notes	6,500	6,500	—
Debt principal - 8% Alco promissory notes	4,400	4,400	—
Debt principal - Yorkville Convertible promissory note	3,000	3,000	—
Debt principal - GEM promissory note	900	900	—
Interest on debt	3,365	3,365	—
Operating leases	162	162	—
Total capital expenditure commitments and financing requirements at March 31, 2024	$20,148	$20,148	$—

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

Debt principal - 8% Alco promissory notes

On August 30, 2023, the Company issued a subordinate promissory note (“Alco August Promissory Note”) in the aggregate principal amount of $150,000 to Alco Investment Company, a related party. Alco held its ownership of over 10% of the issued equity of the Company, through its ownership of Series A preferred stock. The Alco August Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on April 29, 2024. The Company recorded a $3,711 debt discount upon issuance of the Alco August Promissory Note. For the three months ended March 31, 2024, interest expense on the Alco August Promissory Note totaled $5,449, comprised of $2,991 of contractual accrued interest and $2,458 for the amortization of the discount. As of March 31, 2024 and December 31, 2023, $150,000 of principal and $7,035 and $4,044, respectively, of accrued interest is outstanding under the Alco August Promissory Note.

On September 13, 2023, the Company issued a subordinate promissory note (“Alco September Promissory Note”) in the aggregate principal amount of up to $1,500,000 to Alco Investment Company, a related party. The Alco September Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on September 30, 2024. The Company recorded $8,588 of debt issuance costs and a $638,808 debt discount upon issuance of the Alco September Promissory Note, relating to the share transfer agreements, see below. For the three months ended March 31, 2024, interest expense on the Alco September Promissory Note totaled $91,563, comprised of $29,918 of contractual accrued interest and $61,645 for the amortization of the discount. As of March 31, 2024 and December 31, 2023, $1,500,000 of principal and $60,493 and $30,575, respectively, of accrued interest is outstanding under the Alco September Promissory Note.

On November 16, 2023, the Company issued a subordinate promissory note (“Alco November Promissory Note”) in the aggregate principal amount of up to $750,000 to Alco Investment Company, a related party. The Alco November Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on April 13, 2024. The Company recorded a $363,905 debt discount upon issuance of the Alco November Promissory Note relating to the share transfer agreements, see below. For the three months ended March 31, 2024, interest expense on the Alco November Promissory Note totaled $248,285, comprised of $14,959 of contractual accrued interest and $233,326 for the amortization of the discount. As of March 31, 2024 and December 31, 2023, $750,000 of principal and $22,356 and $7,397, respectively, of accrued interest is outstanding under the Alco November Promissory Note.

On December 13, 2023, the Company issued a subordinate promissory note (“Alco December Promissory Note”) in the aggregate principal amount of up to $2,000,000 to Alco Investment Company, a related party. The Alco December Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on December 31, 2024. The Company recorded a $1,496,252 debt discount upon issuance of the Alco December Promissory Note, relating to the share transfer agreements, see below. For the three months ended March 31, 2024, interest expense on the Alco December Promissory Note totaled $232,216, comprised of $39,890 of contractual accrued interest and $192,326 for the amortization of the discount. As of March 31, 2024 and December 31, 2023, $2,000,000 of principal and $47,780 and $7,890, respectively, of accrued interest is outstanding under the Alco December Promissory Note.

In connection with the issuances of the Alco September, November, and December Promissory Notes, the Company, 7GC and the Sponsor entered into share transfer agreements (the “Alco Share Transfer Agreements”) with Alco Investment Company. Pursuant to which for each $10.00 in principal borrowed under the Alco September and November Promissory Notes, the Sponsor agreed to forfeit one share of 7GC Class B Common Stock held by the Sponsor, in exchange for the right of Alco to receive one New Banzai Class A Share. For each $10.00 in principal borrowed under the December Note, the Sponsor agreed to forfeit three shares of 7GC Class B Common Stock held by the Sponsor, in exchange for the right of Alco to receive three New Banzai Class A Shares. Such forfeited and issued shares under the Alco September, November, and December Promissory Notes are capped at an amount equal to 150,000, 75,000, and 600,000, respectively. Pursuant to the Alco Share Transfer Agreements, the shares are subject to an 180-day lock-up period upon issuance of the shares.

Debt principal - 7GC Convertible promissory note

The Company assumed two promissory notes in connection with the Merger which remained outstanding as of March 31, 2024. The promissory notes were issued on December 21, 2022 for a principal amount of $2,300,000 (“December 2022 7GC Note”) and on October 3, 2023 for a principal amount of $250,000 (“October 2023 7G Note, together with the December 2022 7GC Note, the “7GC Promissory Notes”). The 7GC Promissory Notes were issued to the Sponsor, 7GC & Co. Holdings LLC. The 7GC Promissory Notes do not bear interest and were repayable in full upon the earlier of the consummation of a business combination or the date the Company liquidates the trust account (the “Trust Account”) established in connection with the Company’s initial public offering (the “IPO”) upon the failure of the Company to consummate a business combination within the requisite time period. Under the original terms of the 7GC Promissory Notes, the Sponsor has the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into that number of shares of Class A common stock, $0.0001 par value per share, of the Company equal to the principal amount of the Note so converted divided by $10.00.

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

Debt principal - Yorkville Convertible promissory note

On December 14, 2023, in connection with and pursuant to the terms of its Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (“Yorkville”), (refer to Note 15 - Equity for further details), Yorkville agreed to advance to the Company, in exchange for convertible promissory notes, an aggregate principal amount of up to $3,500,000, $2,000,000 of which was funded at the Closing in exchange for the issuance by the Company of a Convertible Promissory Note (the “December Yorkville Convertible Note”). The Company received net proceeds of $1,800,000 after a non-cash original issue discount of $200,000.

On February 5, 2024, the Company and Yorkville entered into a supplemental agreement (the “SEPA Supplemental Agreement”) to increase the amount of convertible promissory notes allowed to be issued under SEPA by $1,000,000 (the “Additional Pre-Paid Advance Amount”), for an aggregate principal amount of $4,500,000 to be advanced by Yorkville to the Company in the form of convertible promissory notes. On February 5, 2024 in exchange for a promissory note in the principal amount of $1,000,000 (the “February Yorkville Promissory Note”), with the same terms as the December Yorkville Convertible Note, the Company received net proceeds of $900,000 after a non-cash original issue discount of $100,000.

On March 26, 2024, the Company, in exchange for a convertible promissory note with a principal amount of $1,500,000 (the "March Yorkville Promissory Note", together with the December Yorkville Convertible Note and February Yorkville Promissory Note (the" Yorkville Promissory Notes"), received net proceeds of $1,250,000 after a non-cash original issue discount of $250,000 from Yorkville.

The Yorkville Convertible Notes have a maturity date of June 14, 2024, and accrue interest at 0% per annum, subject to an increase to 18% per annum upon events of default as defined in the agreement. As of March 31, 2024, no events of default have occurred.

Yorkville has the right to convert any portion of the outstanding principal into shares of Class A common stock at any time. The number of shares issuable upon conversion is equal to the amount of principal to be converted (as specified by Yorkville) divided by the Conversion Price (as defined in the Standby Equity Purchase Agreement disclosure in Note 15). Yorkville will not have the right to convert any portion of the principal to the extent that after giving effect to such conversion, Yorkville would beneficially own in excess of 9.99% of the total number of shares of Class A common stock outstanding after giving effect to such conversion.

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

Upon the occurrence of certain triggering events, as defined in the Yorkville Convertible Notes agreement (each an "Amortization Event"), the Company may be required to make monthly repayments of amounts outstanding under the Yorkville Convertible Notes, with each monthly repayment to be in an amount equal to the sum of (x) $1,000,000, plus (y) 10% in respect of such amount, and (z) all outstanding accrued and unpaid interest as of each payment date.

During the three months ending March 31, 2024, $500,000 of principal under the December Yorkville Convertible Note was converted into 788,211 Class A Common stock of the Company and the full principal amount of $1,000,000 under the February Yorkville Convertible Note was converted into 1,445,524 Class A Common stock of the Company.

As of March 31, 2024 and December 31, 2023, the principal amount outstanding under the Yorkville Convertible Notes was $3 million and $2 million, respectively. During the three months ended March 31, 2024, the Company recorded interest expense of $0 in connection with the Yorkville Convertible Notes.

Debt principal - GEM Promissory Note

On February 5, 2024, the Company and GEM entered into a settlement agreement (the “GEM Settlement Agreement”), pursuant to which (a) the Company and GEM agreed to (i) settle the Company’s obligations under and terminate the binding term sheet entered into between Legacy Banzai and GEM, dated December 13, 2023, and (ii) terminate the share repurchase agreement, dated May 27, 2022, by and among the Company and GEM, and (b) the Company (i) agreed to pay GEM $1.2 million in cash within three business days of the GEM Settlement Agreement and (ii) issued to GEM, on February 5, 2024, an unsecured promissory zero coupon note in the amount of $1.0 million, payable in monthly installments of $100,000 beginning on March 1, 2024, with the final payment to be made on December 1, 2024 (the “GEM Promissory Note”). The Company paid GEM the $1.2 million in cash in February 2024.

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

As of March 31, 2024, the Company has issued an aggregate of 139,470 shares of Class A Common Stock to GEM in lieu of monthly payment obligations and the remaining balance of the GEM Promissory Note as of March 31, 2024 is $900,000.

Interest on Debt

Interest on debt totals $3.4 million for the three months ended March 31, 2024, representing the aggregate interest expenses / payments obligation to be paid and to be recognized during the rest of the terms of the Loan Agreements and Senior Convertible Notes, described above.

Operating Leases

Banzai has an operating lease for its real estate for office use. The lease term expires in October 2024. Banzai adopted ASC 842 Leases by applying the guidance at adoption date, January 1, 2022. The $158,965 balance recognized as of March 31, 2024 represents the future minimum lease payments under non-cancellable leases as liabilities.

Debt Structure and Maturity Profile

($ in Thousands)	Principal	Debt Discount / Issuance Cost	Carrying Value	Accrued Interest	Carrying Value and Accrued Interest
As of March 31, 2024
Debt principal - 14% CB PF term notes	$6,500	$(107)	$6,393	$556	$6,949
Debt principal - 8% Alco promissory notes	4,400	(1,455)	2,945	138	3,083
Debt principal - Yorkville Convertible promissory note	3,000	64	3,064	—	3,064
Debt principal - 14% CB PF convertible notes	1,821	(35)	1,786	1,023	2,809
Debt principal - GEM promissory note	900	—	900	—	900
Total debt carrying values at March 31, 2024	$16,621	$(1,533)	$15,088	$1,717	$16,805

The Yorkville Convertible promissory note is presented at its fair value on the condensed consolidated balance sheets.

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

Deferred underwriting fees

On December 28, 2023, the Company and Cantor amended the Fee Reduction Agreement to provide that the Reduced Deferred Fee was payable in the form of 1,113,927 shares of Class A Common Stock and to provide that Cantor is subject to a 12-month lock-up with respect to the Cantor Fee Shares. On December 28, 2023, the Company issued the Cantor Fee Shares to Cantor, covering the Reduced Deferred Fee in accordance with the Fee Reduction Agreement. The fair value of the 1,113,927 shares of Class A Common

Stock was determined to be $2,450,639 on December 28, 2023 based on the Company's opening stock price of $2.20. Although the Company issued the Cantor Fee Shares, as of March 31, 2024, the Company has not satisfied its Cantor Registration Rights Obligations. As such, the Company cannot conclude that it has settled its outstanding obligations to Cantor. Therefore, neither criteria under ASC 405 for extinguishment and derecognition of the liability were satisfied and the $4,000,000 Reduced Deferred Fee remained outstanding as a current liability on the Company’s March 31, 2024 balance sheet.

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

On December 13, 2023, the Company and GEM entered into a binding term sheet (the “GEM Term Sheet”) and, on December 14, 2023, a letter agreement (the “GEM Letter”), agreeing to terminate in its entirety the GEM Agreement by and between the Company and GEM, other than with respect to the Company’s obligation (as the post-combination company in the Merger) to issue the GEM Warrant granting the right to purchase Class A Common Stock in an amount equal to 3% of the total number of equity interests outstanding as of the Closing, calculated on a fully diluted basis, at an exercise price on the terms and conditions set forth therein, in exchange for issuance of a $2.0 million convertible debenture with a five-year maturity and 0% coupon. Due to the determination of the final terms of the planned $2.0 million convertible debenture having not been finalized, nor the final agreement related to the convertible debenture having been executed, as of March 31, 2024, the Company recognized, concurrent with the close of the merger, a liability for the GEM commitment fee, along with a corresponding GEM commitment fee expense, in the amount of $2.0 million.

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

The GEM Promissory Note provides that, in the event the Company fails to make a required monthly payment when due, the Company shall issue to GEM a number of shares of Class A Common Stock equal to the monthly payment amount divided by the VWAP of the Class A Common Stock for the trading day immediately preceding the applicable payment due date. In addition, the Company agreed to register on a registration statement 2,000,000 shares of Class A Common Stock that may be issuable under the terms of the GEM Promissory Note. The GEM Promissory Note contains customary events of default. If an event of default occurs, GEM may, at its option, demand from the Company immediate payment of any outstanding balance under the GEM Promissory Note. As of the date of these unaudited condensed consolidated interim financial statements, we have issued an aggregate of 139,470 shares of Class A Common Stock to GEM in lieu of monthly payment obligations.

Off-Balance Sheet Arrangements

Banzai had no off-balance sheet arrangements as of March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of March 31, 2024.

These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of the continuing material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective as of March 31, 2024.

Previously Identified Material Weaknesses

As of December 31, 2023, the Company concluded that it had a material weaknesses in its IT General Controls, adherence to the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework (2013), and period end financial close and reporting process as described below.

1.
IT General Controls - We did not maintain an effective IT control environment because we did not maintain a formal cybersecurity governance program, sufficient provisioning, deprovisioning, user access reviews, and reviews of service organizations.
2.
COSO Entity Level Controls - We did not maintain effective controls over the identification and monitoring of related party relationships and transactions and have not yet implemented a formal delegation of authority process.
3.
Period end financial close and reporting - Our assessment of internal controls has identified a material weakness whereby the CFO has unrestricted administrative access to the General Ledger (“GL”) system. Given the concentration of responsibility includes approval of key transactions, bank account reconciliations, and journal entries, administrative access to the GL system should be restricted to personnel outside of Accounting and Finance function.

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

1.
We have implemented enhanced segregation of duties and workflow approvals to prevent unauthorized changes in our systems.
2.
We have begun utilizing the services of external consultants to review our internal controls environment and make recommendations to remediate the material weaknesses in our financial reporting.
3.
We have begun utilizing the services of external consultants to complete a formal cybersecurity assessment and subsequently identified remediation plans to address any gaps and weaknesses.
4.
We utilized the services of external consultants to assist in the development of an incident response plan to mitigate the IT control risk, which we expect to formalize in 2024.

COSO Entity Level Controls:

•
We utilized the services of external consultants to assist in the identification and documentation of entity level controls as of March 31, 2024. Additionally, in Q1 2024 we completed a formal COSO mapping document and remediation plans have been drafted where gaps were identified.
•
We implemented an Audit Committee, Compensation Committee, Nominating and Governance Committee and Board of Directors immediately post-merger.

Period End Financial Close and Reporting:

1.
We have begun utilizing the services of external consultants to assess our overall security role design and privileged user access for each of our in-scope applications, including our general ledger system. We expect to implement certain user access changes during the second quarter of 2024 and further system-wide changes thereafter.

As we continue our evaluation and improve our internal control over financial reporting, management may identify and take additional measures to address control deficiencies. We cannot assure you that we will be successful in remediating the material weaknesses in a timely manner.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Principal Executive Officer and our Principal Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, other than the changes described above regarding our steps to remediate our material weaknesses, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be party to litigation and subject to claims incident to the ordinary course of our business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows or financial position. We are not presently party to any legal proceedings that, in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes from the risk factors since the filing of the 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Yorkville Promissory Notes

On February 5, 2024, and March 26, 2024, the Company issued convertible promissory notes in the principal amount of $1.0 million and $1.5 million, respectively, to Yorkville pursuant to the SEPA. In February and March 2024, the Company issued 2,233,735 shares of Class A common stock to Yorkville upon conversion of $1.5 million of the Yorkville Promissory Notes. In addition, on March 18, 2024, the Company issued 710,025 shares of Class A common stock to Yorkville in satisfaction of a deferred fee payment in the amount of $500,000. The issuance by the Company of the Yorkville Promissory Notes and the shares of Class A common stock issued to Yorkville have not been registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

GEM Promissory Note

On February 5, 2024, the Company issued the GEM Promissory Note in the principal amount of $1.0 million to GEM pursuant to the GEM Settlement Agreement. On March 5, 2024, the Company issued 139,470 shares of Class A common stock to GEM as repayment of $100,000 aggregate principal amount outstanding under the GEM Promissory Note. The issuance by the Company of the GEM Promissory Note and the shares of Class A common stock issued to GEM have not been registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Roth Shares

On February 2, 2024, the Company issued 175,000 shares of Class A common stock to Roth pursuant to the Roth Addendum as consideration for advisory services provided by Roth in connection with the Business Combination. Such shares were issued in a transaction exempt from registration in reliance on Section 4(a)(2) of the Securities Act.

Marketing Agreement Shares

Effective March 20, 2024, the Company issued to a consultant (the “Marketing Consultant”) 153,492 shares of its Class A common stock, which shares represented $200,000 of compensation for the Marketing Consultant’s services under a marketing services agreement. The shares were issued to the Marketing Consultant in a transaction exempt from registration in reliance on Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as these terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following documents are included as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description
4.1

Unsecured Promissory Note, dated February 5, 2024, issued by Banzai International, Inc. to GEM Global Yield LLC SCS (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on February 8, 2024).

4.2

Promissory Note, dated as of February 5, 2024, issued by Banzai International, Inc. to YA II PN, LTD (incorporated by reference to Exhibit 4.11 of Amendment No. 1 to the Registration Statement on Form S-1 filed on February 5, 2024).

4.3	Promissory Note, dated as of March 26, 2024, issued by Banzai International, Inc. to YA II PN, LTD (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K filed on April 1, 2024).
10.1

Supplemental Agreement, dated February 5, 2024, by and between Banzai International, Inc. and YA II PN, LTD (incorporated by reference to Exhibit 10.29 of Amendment No. 1 to the Registration Statement on Form S-1 filed on February 5, 2024).

10.2

Settlement Agreement, dated February 5, 2024, by and between Banzai International, Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.27 of Amendment No. 1 to the Registration Statement on Form S-1 filed on February 5, 2024).

10.3

Addendum to Letter Agreements, dated February 5, 2024, by and between Banzai International, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.30 of Amendment No. 1 to the Registration Statement on Form S-1 filed on February 5, 2024).

10.4#	Banzai International, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on March 25, 2024).
10.5#	Banzai International, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed on March 25, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS ***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH ****	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104 ***	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2024.

BANZAI INTERNATIONAL, INC.

Date: May 15, 2024	By:	/s/ Joseph Davy
Joseph Davy
Chief Executive Officer

Date: May 15, 2024	By:	/s/ Mark Musburger
Mark Musburger
Chief Financial Officer