Form 10-Q
period 2024-06-30
Banzai International, Inc.
filed 2024-08-14
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares outstanding of each of the registrant's classes of common stock, $0.0001 par value per share, as of August 14, 2024:

Class A Common Stock - 35,222,036 shares

Class B Common Stock - 2,3111,134 shares

PART I—FINANCIAL INFORMATION

BANZAI INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$471,747	$2,093,718
Accounts receivable, net of allowance for credit losses of $6,713 and $5,748, respectively	26,161	105,049
Prepaid expenses and other current assets	1,080,936	741,155
Total current assets	1,578,844	2,939,922

Property and equipment, net	1,819	4,644
Goodwill	2,171,526	2,171,526
Operating lease right-of-use assets	46,434	134,013
Other assets	38,381	38,381
Total assets	3,837,004	5,288,486

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	9,429,803	6,439,863
Accrued expenses and other current liabilities	4,264,028	5,194,240
Convertible notes (Yorkville)	2,013,000	1,766,000
Convertible notes - related party	—	2,540,091
Convertible notes	3,530,571	2,693,841
Notes payable	7,088,209	6,659,787
Notes payable - related party	3,468,124	2,505,137
Deferred underwriting fees	4,000,000	4,000,000
Deferred fee	—	500,000
Warrant liability	79,000	641,000
Warrant liability - related party	230,000	575,000
Earnout liability	37,125	59,399
Due to related party	67,118	67,118
GEM commitment fee liability	—	2,000,000
Deferred revenue	1,322,238	1,214,096
Operating lease liabilities, current	81,708	234,043
Total current liabilities	35,610,924	37,089,615

Other long-term liabilities	75,000	75,000
Total liabilities	35,685,924	37,164,615

Commitments and contingencies (Note 14)

Stockholders' deficit:
Common stock, $0.0001 par value, 275,000,000 shares authorized and 36,944,935 and 16,019,256 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3,695	1,602
Preferred stock, $0.0001 par value, 75,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	23,579,089	14,888,593
Accumulated deficit	(55,431,704)	(46,766,324)
Total stockholders' deficit	(31,848,920)	(31,876,129)
Total liabilities and stockholders' deficit	$3,837,004	$5,288,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating income:
Revenue	$1,068,197	$1,193,321	$2,147,669	$2,370,382
Cost of revenue	330,008	379,294	711,388	791,520
Gross profit	738,189	814,027	1,436,281	1,578,862

Operating expenses:
General and administrative expenses	4,319,014	2,929,150	8,627,943	6,099,213
Depreciation expense	1,261	1,621	2,825	4,025
Total operating expenses	4,320,275	2,930,771	8,630,768	6,103,238

Operating loss	(3,582,086)	(2,116,744)	(7,194,487)	(4,524,376)

Other expenses (income):
GEM settlement fee expense	—	—	200,000	—
Other expense (income), net	64,145	(22,145)	60,027	(84,683)
Interest income	—	—	(10)	(111)
Interest expense	396,019	521,420	847,418	1,059,298
Interest expense - related party	385,474	552,403	962,987	935,687
Gain on extinguishment of liability	—	—	(527,980)	—
Loss on debt issuance	—	—	171,000	—
Change in fair value of warrant liability	(154,000)	—	(562,000)	—
Change in fair value of warrant liability - related party	(230,000)	—	(345,000)	—
Change in fair value of simple agreement for future equity	—	68,582	—	91,443
Change in fair value of simple agreement for future equity - related party	—	909,418	—	1,212,557
Change in fair value of bifurcated embedded derivative liabilities	—	(194,643)	—	(162,228)
Change in fair value of bifurcated embedded derivative liabilities - related party	—	(478,198)	—	(340,913)
Change in fair value of convertible notes	34,000	—	578,000	—
Yorkville prepayment premium expense	80,760	—	80,760	—
Total other expenses, net	576,398	1,356,837	1,465,202	2,711,050
Loss before income taxes	(4,158,484)	(3,473,581)	(8,659,689)	(7,235,426)
Income tax expense	6,624	12,472	5,691	15,749
Net loss	$(4,165,108)	$(3,486,053)	$(8,665,380)	$(7,251,175)

Net loss per share
Basic and diluted	$(0.15)	$(0.54)	$(0.39)	$(1.12)

Weighted average common shares outstanding
Basic and diluted	27,091,830	6,459,626	22,223,722	6,456,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Stockholders' Deficit

for the Six Months Ended June 30, 2024 and 2023

	Series A Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2023	—	$—	16,019,256	$1,602	$14,888,593	$(46,766,324)	$(31,876,129)
Conversion of convertible notes - related party	—	—	890,611	89	2,540,002	—	2,540,091
Shares issued to Yorkville for convertible notes	—	—	2,233,735	223	1,666,777	—	1,667,000
Shares issued to Yorkville for commitment fee	—	—	710,025	71	499,929	—	500,000
Shares issued to Roth for advisory fee	—	—	175,000	18	278,815	—	278,833
Shares issued to GEM	—	—	139,470	14	99,986	—	100,000
Shares issued for marketing expense	—	—	153,492	15	194,920	—	194,935
Forfeiture of sponsor shares	—	—	(100,000)	(10)	10	—	—
Stock-based compensation	—	—	—	—	252,967	—	252,967
Net loss	—	—	—	—	—	(4,500,272)	(4,500,272)
Balance March 31, 2024	—	—	20,221,589	2,022	20,421,999	(51,266,596)	(30,842,575)
Issuance of common stock and warrants, net of issuance costs	—	—	5,227,780	523	1,854,295	—	1,854,818
Shares issued for exercise of Pre-Funded warrants	—	—	8,661,110	866	—	—	866
Shares issued to Yorkville for convertible notes	—	—	1,008,808	101	334,899	—	335,000
Shares issued to Yorkville for redemption premium	—	—	600,000	60	115,740	—	115,800
Shares issued to GEM	—	—	905,648	91	299,909	—	300,000
Shares issued for marketing expenses	—	—	320,000	32	139,805	—	139,837
Stock-based compensation	—	—	—	—	412,442	—	412,442
Net loss	—	—	—	—	—	(4,165,108)	(4,165,108)
Balance June 30, 2024	—	$—	36,944,935	$3,695	$23,579,089	$(55,431,704)	$(31,848,920)

	Series A Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2022	—	$—	6,445,599	$645	$8,245,359	$(32,360,062)	$(24,114,058)
Exercise of stock options	—	—	8,538	1	5,542	—	5,543
Stock-based compensation	—	—	—	—	402,448	—	402,448
Net loss	—	—	—	—	—	(3,765,122)	(3,765,122)
Balance March 31, 2023	—	—	6,454,137	646	8,653,349	(36,125,184)	(27,471,189)
Exercise of stock options	—	—	6,323	1	7,819	—	7,820
Stock-based compensation	—	—	—	—	218,539	—	218,539
Net loss	—	—	—	—	—	(3,486,053)	(3,486,053)
Balance June 30, 2023	—	$—	6,460,460	$647	$8,879,707	$(39,611,237)	$(30,730,883)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Cash Flow

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,665,380)	$(7,251,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,825	4,025
Provision for credit losses on accounts receivable	(2,191)	(68,285)
Non-cash share issuance for marketing expenses	175,334	—
Non-cash settlement of GEM commitment fee	200,000	—
Non-cash share issuance for Yorkville redemption premium	80,760	—
Non-cash interest expense	596,693	471,076
Non-cash interest expense - related party	175,517	214,830
Amortization of debt discount and issuance costs	68,459	272,670
Amortization of debt discount and issuance costs - related party	787,470	719,913
Amortization of operating lease right-of-use assets	87,579	86,320
Stock based compensation expense	665,409	620,987
Gain on extinguishment of liability	(527,980)	—
Loss on debt issuance	171,000	—
Change in fair value of warrant liability	(562,000)	—
Change in fair value of warrant liability - related party	(345,000)	—
Change in fair value of simple agreement for future equity	—	91,443
Change in fair value of simple agreement for future equity - related party	—	1,212,557
Change in fair value of bifurcated embedded derivative liabilities	—	(162,228)
Change in fair value of bifurcated embedded derivative liabilities - related party	—	(340,913)
Change in fair value of convertible promissory notes	578,000	—
Changes in operating assets and liabilities:
Accounts receivable	81,079	27,168
Prepaid expenses and other current assets	(180,343)	(93,137)
Deferred offering costs	—	(427,664)
Accounts payable	2,989,940	1,218,775
Deferred revenue	108,142	32,124
Accrued expenses	(123,399)	(336,332)
Operating lease liabilities	(152,335)	(138,804)
Earnout liability	(22,274)	(200,000)
Net cash used in operating activities	(3,812,695)	(4,046,650)
Cash flows from financing activities:
Payment of GEM commitment fee	(1,200,000)	—
Repayment of convertible notes (Yorkville)	(750,000)	—
Proceeds from Yorkville redemption premium	35,040	—
Proceeds from issuance of convertible notes, net of issuance costs	2,250,000	850,000
Proceeds from issuance of convertible notes, net of issuance costs - related party	—	2,583,000
Proceeds received for exercise of Pre-Funded warrants	866	—
Proceeds from issuance of common stock	1,854,818	13,362
Net cash provided by financing activities	2,190,724	3,446,362
Net decrease in cash	(1,621,971)	(600,288)
Cash at beginning of period	2,093,718	1,023,499
Cash at end of period	$471,747	$423,211
Supplemental disclosure of cash flow information:
Cash paid for interest	158,518	313,813
Cash paid for taxes	5,075	8,825
Non-cash investing and financing activities
Shares issued to Roth for advisory fee	278,833	—
Shares issued to GEM	400,000	—
Shares issued for marketing expenses	334,772	—
Settlement of GEM commitment fee	200,000	—
Shares issued to Yorkville for commitment fee	500,000	—
Shares issued to Yorkville for redemption premium	115,800
Shares issued for exercise of Pre-Funded warrants	866
Issuance of convertible promissory note - GEM	1,000,000	—
Conversion of convertible notes - Yorkville	2,002,000	—
Conversion of convertible notes - related party	2,540,091	—

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

2. Going Concern

As of June 30, 2024 the Company had cash of approximately $0.5 million. For the six months ended June 30, 2024, the Company used approximately $3.8 million in cash for operating activities. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of June 30, 2024, the Company had an accumulated deficit of approximately $55.4 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year of the date these financial statements were issued.

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

3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations of the SEC relating to interim financial statements. The December 31, 2023 balance sheet information was derived from the audited financial statements as of that date. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2024. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Warrant Liability - related party

The warrants originally issued in 7GC's initial public offering (the "Public Warrants") are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statements of operations.

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stock—basic and diluted	$(4,165,108)	$(3,486,053)	$(8,665,380)	$(7,251,175)
Denominator:
Weighted average shares—basic and diluted	27,091,830	6,459,626	22,223,722	6,456,378
Net loss per share attributable to common stock—basic and diluted	$(0.15)	$(0.54)	$(0.39)	$(1.12)

Securities that were excluded from loss per share as their effect would be anti-dilutive due to the net loss position that could potentially be dilutive in future periods are as follows:

	As of June 30,
	2024	2023
Options	1,682,456	670,247
RSUs	877,903	—
Public warrants	11,500,000	—
GEM warrants	828,533	—
Common warrants	13,888,890	—
Placement agent warrants	833,333	—
Total	29,611,115	670,247

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

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management during the three and six months ended June 30, 2024 and 2023. The carrying amount of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue, and other current liabilities approximated their fair values as of June 30, 2024 and December 31, 2023.

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

Upon the closing of the merger, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 350,000,000 shares, consisting of 250,000,000 shares of Class A Common Stock, 25,000,000 shares of Class B Common Stock, and 75,000,000 shares of Preferred Stock, all having a par value of $0.0001 per share. As of June 30, 2024, there were 36,944,935 shares of Common Stock and no shares of Preferred Stock outstanding.

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

Due to Related Party of 7GC

During the year ended December 31, 2023, the Sponsor paid certain expenses on behalf of 7GC. Upon Closing of the Merger, Banzai assumed the $67,118 liability. As of June 30, 2024, the entire balance remained outstanding and is included within due to related party under current liabilities on the accompanying unaudited condensed consolidated balance sheet.

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

Disaggregation of Revenue

The following table summarizes revenue by region based on the billing address of customers for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas	$587,712	55%	$704,626	59%
Europe, Middle East and Africa (EMEA)	360,666	34%	389,318	33%
Asia Pacific	119,819	11%	99,377	8%
Total	$1,068,197	100%	$1,193,321	100%

The following table summarizes revenue by region based on the billing address of customers for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas	$1,170,539	55%	$1,374,401	62%
Europe, Middle East and Africa (EMEA)	746,916	34%	797,228	30%
Asia Pacific	230,214	11%	198,753	8%
Total	$2,147,669	100%	$2,370,382	100%

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

	Opening Balance	Closing Balance	Opening Balance	Closing Balance
	1/1/2024	6/30/2024	1/1/2023	6/30/2023
Accounts receivable, net	$105,049	$26,161	$68,416	$109,533

Costs to Obtain a Contract

Sales commissions, the principal costs incurred to obtain a contract, are earned when the contract is executed. Management has capitalized these costs and amortized the commission expense over time in accordance with the related contract's term. For the three and six months ended June 30, 2024, commission expenses were $61,146 and $143,288, respectively. For the three and six months ended June 30, 2023, commission expenses were $91,243 and $190,619, respectively.

Capitalized commissions at June 30, 2024 and December 31, 2023 were $39,144 and $51,472, respectively, and are included within prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following summarizes the Costs to obtain a contract activity during the three and six months ended June 30, 2024:

Balance - December 31, 2023	$51,472
Commissions Incurred	31,610
Deferred Commissions Recognized	(44,620)
Balance - March 31, 2024	38,462
Commissions Incurred	48,316
Deferred Commissions Recognized	(47,634)
Balance - June 30, 2024	$39,144

The following summarizes the Costs to obtain a contract activity during the three and six months ended June 30, 2023:

Balance - December 31, 2022	$69,737
Commissions Incurred	88,928
Deferred Commissions Recognized	(104,289)
Balance - March 31, 2023	54,376
Commissions Incurred	60,777
Deferred Commissions Recognized	(75,001)
Balance - June 30, 2023	$40,152

7. Fair Value Measurements

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the periods ended June 30, 2024 and the year ended December 31, 2023. The carrying amount of accounts payable approximated fair value as they are short term in nature.

Fair Value on a Non-recurring Basis

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on using market-based approaches, or estimates of discounted expected future cash flows.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 Fair Value Measurements and Disclosures for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the Public Warrants liabilities represent Level 1 measurements. The estimated fair value of the convertible notes bifurcated embedded derivative liabilities, GEM warrant liabilities, Yorkville convertible note, and SAFE represent Level 3 measurements.

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2024	December 31, 2023
Liabilities:
Warrant liabilities - public	1	$230,000	$575,000
GEM warrant liabilities	3	$79,000	$641,000
Yorkville convertible note	3	$2,013,000	$1,766,000

Warrant Liability - Public Warrants

The Company assumed 11,500,000 Public Warrants in the Merger which were outstanding as of June 30, 2024 and December 31, 2023. The fair values of the Public Warrants are measured based on the listed market price of such warrants through June 30, 2024. See Note 12 - Warrant Liabilities for further details.

As of June 30, 2024, the Company recognized a benefit of approximately $345,000 resulting from changes in the fair value of the derivative warrant liabilities, presented as change in fair value of warrant liabilities - related party in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the Public Warrants liability which are Level 1 financial liabilities that are measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2023	$575,000
Change in fair value	(115,000)
Balance at March 31, 2024	460,000
Change in fair value	(230,000)
Balance at June 30, 2024	$230,000

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

As of June 30, 2024, the Company recognized a benefit of approximately $562,000, resulting from changes in the fair value of the derivative warrant liabilities, presented as change in fair value of warrant liabilities in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the GEM Warrants liability which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2023	$641,000
Change in fair value	(408,000)
Balance at March 31, 2024	233,000
Change in fair value	(154,000)
Balance at June 30, 2024	$79,000

Yorkville Convertible Notes

The measurement of fair value of the Yorkville convertible notes were determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, term, volatility, risk-free rate, and probability of optional redemption). Refer to Note 11 - Debt for further details.

As of June 30, 2024, the Company recognized a loss of approximately $578,000 resulting from changes in the fair value of the Yorkville convertible notes, presented as change in fair value of convertible promissory notes in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the Yorkville convertible notes which is a Level 3 financial liability measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2023	$1,766,000
Issuance of Yorkville convertible note	2,250,000
Loss on debt issuance	171,000
Payment in shares to settle Yorkville convertible notes	(1,667,000)
Change in fair value	544,000
Balance at March 31, 2024	3,064,000
Payment in shares to settle Yorkville convertible notes	(335,000)
Repayment in cash of Yorkville convertible notes	(750,000)
Change in fair value	34,000
Balance at June 30, 2024	$2,013,000

Bifurcated Embedded Derivative Liabilities

The fair value of the embedded put options, relating to the Convertible Notes - Related Party, Convertible Notes, and Term and Convertible Notes (CP BF), was determined using a Black Scholes option pricing model. Estimating fair values of embedded conversion features requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Because the embedded conversion features are initially and subsequently carried at fair values, the Company’s consolidated statements of operations will reflect the volatility in these estimate and assumption changes. On December 14, 2023, all outstanding principal and accrued interest, including the carrying value of any related embedded derivative, related to the Related Party Convertible Notes and Third Party Convertible Notes converted into the Company’s Class A Common Stock pursuant to the close of the Merger Agreement. Upon the conversion described above, the bifurcated embedded derivative liabilities were $0 as of June 30, 2024 and December 31, 2023, respectively. Refer to Note 11 - Debt for further details.

The following table sets forth a summary of the changes in the fair value of the bifurcated embedded derivative liabilities for the six months ended June 30, 2023, related to the Related Party and Third Party Convertible Debt, respectively, which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Fair Value
	Related Party	Third Party
Balance at December 31, 2022	$1,936,827	$845,473
Issuance of convertible notes with bifurcated embedded derivative	707,000	—
Change in fair value	137,285	32,415
Balance at March 31, 2023	2,781,112	877,888
Issuance of convertible notes with bifurcated embedded derivative	419,451	330,390
Change in fair value	(478,198)	(194,643)
Balance at June 30, 2023	$2,722,365	$1,013,635

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

The fair value of the SAFEs was determined using a scenario-based method for the pre-modification SAFE's and a Monte Carlo simulation method for the post-modification SAFEs. The value of the SAFE liability as of December 31, 2023 is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the SAFEs on the date of issuance was determined to be $3,836,000. On December 14, 2023, all outstanding principal related to the Third Party SAFEs and Related Party SAFEs converted into the Company’s Class A Common Stock pursuant to the close of the Merger Agreement. Upon the conversion described above, the SAFEs were $0 as of June 30, 2024 and December 31, 2023, respectively. Refer to Note 13 - Simple Agreements for Future Equity for further details.

The following tables set forth a summary of the activity of the Related Party and Third Party SAFE liabilities, respectively (See Note 13 - Simple Agreements for Future Equity for further detail), which represents a recurring fair value measurement at the end of the relevant reporting period:

	Fair Value
	Related Party	Third Party
Balance at December 31, 2022	$8,802,196	$663,804
Change in fair value	303,139	22,861
Balance at March 31, 2023	9,105,335	686,665
Change in fair value	909,418	68,582
Balance at June 30, 2023	$10,014,753	$755,247

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at the dates indicated:

	June 30, 2024	December 31, 2023
Prepaid expenses and other current assets:
Service Trade	$302,055	$364,384
Prepaid insurance costs	282,265	17,661
Prepaid advertising and marketing costs	259,438	11,074
Prepaid software costs	97,912	29,887
Prepaid commissions	39,144	51,472
Prepaid data license and subscription costs	34,375	53,124
Prepaid merchant fees	28,488	26,224
Prepaid consulting costs	26,539	120,332
Other current assets	10,720	66,997
Total prepaid expenses and other current assets	$1,080,936	$741,155

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at the dates indicated:

	June 30, 2024	December 31, 2023
Accrued expenses and other current liabilities:
Accrued accounting and professional services costs	$2,458,192	$1,511,889
Accrued subscription costs	510,549	22,110
Sales tax payable	363,883	314,873
Excise tax payable	223,717	223,717
Accrued legal costs	159,417	2,694,439
Accrued payroll and benefit costs	123,335	185,504
Deposits	52,000	54,102
Accrued streaming service costs	48,218	37,765
Other current liabilities	324,717	149,841
Total accrued expenses and other current liabilities	$4,264,028	$5,194,240

10. Deferred Revenue

Deferred revenue represents amounts that have been collected in advance of revenue recognition and is recognized as revenue when transfer of control to customers has occurred or services have been provided. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable revenue agreements. Differences between the revenue recognized per the below schedule, and the revenue recognized per the consolidated statement of operations, reflect amounts not recognized through the deferred revenue process, and which have been determined to be insignificant. For the six months ended June 30, 2024 and 2023, the Company recognized $861,496 and $887,219 in revenue that was included in the prior year deferred revenue balance, respectively.

The change in deferred revenue was as follows for the periods indicated:

	Six Months Ended	Year Ended
	June 30, 2024	December 31, 2023
Deferred revenue, beginning of period	$1,214,096	$930,436
Billings	2,255,811	4,781,924
Revenue recognized (prior year deferred revenue)	(861,496)	(930,436)
Revenue recognized (current year deferred revenue)	(1,286,173)	(3,567,828)
Deferred revenue, end of period	$1,322,238	$1,214,096

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

For the three and six months ended June 30, 2023, the Company recorded a $707,000 and $1,126,451, respectively, debt discount upon issuance of additional Related Party Convertible Notes. For the three months ended June 30, 2023, interest expense on the Related Party Convertible Notes totaled $552,403, comprised of $125,352 of contractual interest and $427,051 for the amortization of the discount. For the six months ended June 30, 2023, interest expense on the Related Party Convertible Notes totaled $935,687, comprised of $215,774 of contractual interest and $719,913 for the amortization of the discount.

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

For the three and six months ended June 30, 2023, the Company recorded a $0 and $330,390, respectively, debt discount upon issuance of additional Third Party Convertible Notes. For the three months ended June 30, 2023, interest expense on the Third Party Convertible Notes totaled $142,353, comprised of $37,845 of contractual interest and $104,508 for the amortization of the discount. For the six months ended June 30, 2023, interest expense on the Third Party Convertible Notes totaled $293,977, comprised of $72,562 of contractual interest and $221,415 for the amortization of the discount.

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

Promissory Notes

Promissory Notes - Related Party

On August 30, 2023, the Company issued a subordinate promissory note (“Alco August Promissory Note”) in the aggregate principal amount of $150,000 to Alco Investment Company, a related party. Alco held its ownership of over 10% of the issued equity of the Company, through its ownership of Series A preferred stock. The Alco August Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on April 29, 2024. The Company recorded a $3,711 debt discount upon issuance of the Alco August Promissory Note. For the three months ended June 30, 2024, interest expense on the Alco August Promissory Note totaled $2,908, comprised of $2,992 of contractual accrued interest and ($84) for the amortization of the discount. For the six months ended June 30, 2024, interest expense on the Alco August Promissory Note totaled $8,357, comprised of $5,983 of contractual accrued interest and $2,374 for the amortization of the discount. As of June 30, 2024 and December 31, 2023, $150,000 of principal and $10,027 and $4,044, respectively, of accrued interest is outstanding under the Alco August Promissory Note recorded in note payable - related party on the balance sheets.

On September 13, 2023, the Company issued a subordinate promissory note (“Alco September Promissory Note”) in the aggregate principal amount of up to $1,500,000 to Alco Investment Company, a related party. The Alco September Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on September 30, 2024. The Company recorded $8,588 of debt issuance costs and a $638,808 debt discount upon issuance of the Alco September Promissory Note, relating to the share transfer agreements, see below. For the three months ended June 30, 2024, interest expense on the Alco September Promissory Note totaled $95,935, comprised of $29,918 of contractual accrued interest and $66,017 for the amortization of the discount. For the six months ended June 30, 2024, interest expense on the Alco September Promissory Note totaled $187,498, comprised of $59,836 of contractual accrued interest and $127,662 for the amortization of the discount. As of June 30, 2024 and December 31, 2023, $1,500,000 of principal and $90,411 and $30,575, respectively, of accrued interest is outstanding under the Alco September Promissory Note recorded in note payable - related party on the balance sheets.

On November 16, 2023, the Company issued a subordinate promissory note (“Alco November Promissory Note”) in the aggregate principal amount of up to $750,000 to Alco Investment Company, a related party. The Alco November Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on April 13, 2024. The Company recorded a $363,905 debt discount upon issuance of the Alco November Promissory Note relating to the share transfer agreements, see below. For the three months ended June 30, 2024, interest expense on the Alco November Promissory Note totaled ($31,036), comprised of $14,959 of contractual accrued interest and ($45,995) for the amortization of the discount. For the six months ended June 30, 2024, interest expense on the Alco November Promissory Note totaled $217,249, comprised of $29,918 of contractual accrued interest and $187,331 for the amortization of the discount. As of June 30, 2024 and December 31, 2023, $750,000 of principal and $37,315 and $7,397, respectively, of accrued interest is outstanding under the Alco November Promissory Note recorded in note payable - related party on the consolidated balance sheets.

On December 13, 2023, the Company issued a subordinate promissory note (“Alco December Promissory Note”) in the aggregate principal amount of up to $2,000,000 to Alco Investment Company, a related party. The Alco December Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on December 31, 2024. The Company recorded a $1,496,252 debt discount upon issuance of the Alco December Promissory Note, relating to the share transfer agreements, see below. For the three months ended June 30, 2024, interest expense on the Alco December Promissory Note totaled $317,667, comprised of $39,890 of contractual accrued interest and $277,777 for the amortization of the discount. For the six months ended June 30, 2024, interest expense on the Alco December Promissory Note totaled $549,883, comprised of $79,780 of contractual accrued interest and $470,103 for the amortization of the discount. As of June 30, 2024 and December 31, 2023, $2,000,000 of principal and $87,670 and $7,890, respectively, of accrued interest is outstanding under the Alco December Promissory Note recorded in note payable – related party on the consolidated balance sheets.

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

April 2024 and May 2024 Amendment

On April 18, 2024, the Company amended the Alco August Promissory Note and Alco November Promissory Note to extend the maturity dates of each note to May 31, 2024 (the "Alco April 2024 Amendment"). On May 30, 2024, both parties agreed to again amend the Alco August Promissory Note and Alco November Promissory Note to further amend the maturity date to the earlier of (a) August 29, 2024 or (b) the closing of the next transaction (an “Offering”) in which the Company sells any of its Common Stock for cash with net proceeds of $4,000,000 or greater or if the holder acquires Common Stock in an amount not less than the then outstanding balance of the Alco August Promissory Note and Alco November Promissory Note (the "Alco May 2024 Amendment"). The Company evaluated the terms of both the Alco April 2024 Amendment and Alco May 2024 Amendment (the "Alco 2024 Amendments") in accordance with ASC 470-60, Troubled Debt Restructurings, and ASC 470-50, Debt Modifications and Extinguishments. The Company determined that the Company was granted a concession by the lender based on the decrease of the effective borrowing rate on the Alco 2024 Amendments. Accordingly, the Company accounted for the Alco 2024 Amendments as troubled debt restructurings. As a result, the Company accounted for the troubled debt restructurings by calculating a new effective interest rate for the Alco 2024 Amendments based on the carrying amount of the debt and the present value of the revised future cash flows payment streams. The troubled debt restructurings did not result in recognition of a gain or loss in the consolidated statement of operations but does impact interest expense recognized in the future.

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

As of June 30, 2024, the Company has issued an aggregate of 1,045,118 shares of Class A Common Stock to GEM in lieu of monthly payment obligations and the remaining balance of the GEM Promissory Note as of June 30, 2024 is $600,000 recorded in the convertible notes line on the unaudited consolidated balance sheet.

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

On March 26, 2024, the Company, in exchange for a convertible promissory note with a principal amount of $1,500,000 (the "March Yorkville Promissory Note" and, together with the December Yorkville Convertible Note and February Yorkville Promissory Note the" Yorkville Promissory Notes"), received net proceeds of $1,250,000 after a non-cash original issue discount of $250,000 from Yorkville.

On May 3, 2024, the Company and Yorkville entered into a Debt Repayment Agreement (the “Original Debt Repayment Agreement”) with respect to the Yorkville Promissory Notes. Under the Original Debt Repayment Agreement, Yorkville agreed that, upon completion of a Company registered offering and repayment of an aggregate $2,000,000 outstanding under the Yorkville Promissory Notes (the “Original Repayment Amount”), Yorkville would not deliver to the Company any Investor Notice (as defined in the SEPA) and would not exercise its right to convert the remainder of the amount outstanding under the Promissory Notes for a period commencing on the date of the closing of the offering and ending on the date that is 90 days thereafter. Under the Original Debt Repayment Agreement, the Company and Yorkville also agreed to extend the maturity date of the Promissory Notes to the date that is 120 days after the closing of the offering and to satisfy the $200,000 payment premium due in connection with an early redemption through the issuance of an Advance Notice (as defined in the SEPA) for shares of the Company’s Class A common stock, par value $0.0001 per share. The Debt Repayment Agreement was conditioned on the completion of the offering by June 2, 2024.

On May 22, 2024, the Company and Yorkville entered into an Amended and Restated Debt Repayment Agreement (the “Amended Debt Repayment Agreement”) with respect to the Yorkville Promissory Notes, which amends and restates the Original Debt Repayment Agreement. Under the Amended Debt Repayment Agreement, Yorkville has agreed that, upon completion of a registered offering and repayment of an aggregate $750,000 outstanding under the Yorkville Promissory Notes (the “Amended Repayment Amount”), Yorkville will not deliver to the Company any Investor Notice (as defined in the SEPA) and will not exercise its right to convert the remainder of the amount outstanding under the Promissory Notes for a period commencing on the date of the closing of the offering and ending on the date that is 90 days thereafter (the “Stand-still Period”); provided that the Company will seek any consents necessary to allow

Yorkville to issue Investor Notices or exercise its right to convert the remainder of the amount outstanding under the Promissory Notes after a period of 60 days following the closing of the offering. Under the Amended Debt Repayment Agreement, the Company and Yorkville also agreed to extend the maturity date of the Promissory Notes to the date that is 120 days after the closing of the offering and to satisfy the $75,000 payment premium due in connection with an early redemption through the issuance of an Advance Notice for shares of Class A Common Stock (the “Q2 Prepayment Premium”). The Amended Debt Repayment Agreement was conditioned on the completion of the offering by May 29, 2024, which condition was satisfied upon the closing of the offering on May 28, 2024 (the "May 2024 Offering").

Pursuant to the terms of the Amended Repayment Agreement, the Company made a cash principal payment of $750,000 on May 31, 2024 (the “Repayment Date”), and issued an Advance Notice for the purchase of 600,000 shares of Class A Common Stock (the “Premium Advance Shares”) (representing the number of shares the Company reasonably believed would be sufficient to result in net proceeds of $75,000 as of the Repayment Date) (the “Premium Advance”). The total purchase price for the Premium Advance was $110,040, of which $75,000 was applied in satisfaction of the Payment Premium, and the remaining $35,040 was paid by Yorkville to the Company in cash (the “Cash Surplus”). The Premium Advance Shares were recorded at fair value totaling $115,800 on the Repayment Date, and the excess of fair value over the Cash Surplus was recorded to the consolidated statement of operations in line Yorkville prepayment premium expense.

The Yorkville Promissory Notes have a maturity date (as modified by the Amended Debt Repayment Agreement) of September 25, 2024, and accrue interest at 0% per annum, subject to an increase to 18% per annum upon events of default as defined in the agreement. As of June 30, 2024, no events of default have occurred.

Yorkville has the right to convert any portion of the outstanding principal into shares of Class A common stock at any time subsequent to the Stand-still Period through maturity. The number of shares issuable upon conversion is equal to the amount of principal to be converted (as specified by Yorkville) divided by the Conversion Price (as defined in the Standby Equity Purchase Agreement disclosure in Note 15). Yorkville will not have the right to convert any portion of the principal to the extent that after giving effect to such conversion, Yorkville would beneficially own in excess of 9.99% of the total number of shares of Class A common stock outstanding after giving effect to such conversion.

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

Upon the occurrence of certain triggering events, as defined in the Yorkville Promissory Notes agreement (each an "Amortization Event"), the Company may be required to make monthly repayments of amounts outstanding under the Yorkville Promissory Notes, with each monthly repayment to be in an amount equal to the sum of (x) $1,000,000, plus (y) 10% in respect of such amount, and (z) all outstanding accrued and unpaid interest as of each payment date.

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

During the three and six months ended June 30, 2024, $300,000 and $800,000 of principal under the December Yorkville Convertible Note, respectively, was converted into 1,008,808 and 1,797,019 shares of Class A Common stock of the Company, respectively. During the six months ended June 30, 2024, the full principal amount of $1,000,000 under the February Yorkville Promissory Note was converted into 1,445,524 Class A Common stock of the Company.

As of June 30, 2024 and December 31, 2023, the principal amount outstanding under the Yorkville Promissory Notes was $1,950,000 and $2,000,000, respectively. During the three and six months ended June 30, 2024, the Company recorded interest expense of $80,760 in connection with the Yorkville Promissory Notes, all of which was related to the Premium Advance.

The Yorkville Promissory Notes are required to be measured at fair value pursuant to ASC 480 Distinguishing Liabilities from Equity ("ASC 480") at the date of issuances and in subsequent reporting periods, due to the variable share-settled feature described above in which, if converted, the value to be received by Yorkville fluctuates based on something other than the fair value of the Company’s common stock. The fair value of the Yorkville Promissory Notes as of June 30, 2024 and December 31, 2023 was $2,013,000 and

$1,766,000, respectively. The Company used a Monte Carlo simulation model in order to determine the Yorkville Promissory Note’s fair value at December 31, 2023, with the following inputs: the fair value of the Company's common stock of $1.88 on December 31, 2023, estimated equity volatility of 71%, the time to maturity of 0.46 years, a discounted market interest rate of 14%, a risk free rate of 5.28%, and probability of optional redemption 10.0%.

During the three and six months ended June 30, 2024, the Company recorded a loss of $34,000 and $578,000, respectively, related to the change in fair value of the Yorkville Promissory Notes liability, respectively. The Company used Monte Carlo simulation models in order to determine the Yorkville Promissory Note’s fair value at June 30, 2024, with the following inputs: the fair value of the Company's common stock of $0.17 on June 30, 2024, estimated equity volatility of 125%, the time to maturity of 0.24 years, a discounted market interest rate of 20.6%, a risk free rate of 5.48%, and probability of optional redemption 75.0%.

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

The effective interest rate for the Term Note was 16% for three and six months ended June 30, 2024 and 2023. For the three and six months ended June 30, 2024, interest expense on the Term Note totaled $294,613 and $586,940, respectively, comprised of $267,359 and $533,707, respectively, of contractual interest and $27,254 and $53,233, respectively, for the amortization of the discount. For the three and six months ended June 30, 2023, interest expense on the Term Note totaled $284,097 and $562,261, respectively, comprised of $264,320 and $523,763, respectively, of contractual interest and $19,777 and $38,498 respectively, for the amortization of the discount.

The effective interest rate for the CP BF Convertible Note and First Amendment Convertible Note was 16% for the three and six months ended June 30, 2024 and 2023. For the three and six months ended June 30, 2024, interest expense on the Convertible Notes totaled $121,448 and $237,859, respectively, comprised of $112,908 and $221,504, respectively, of contractual interest and $8,540 and $16,355, respectively, for the amortization of the discount. For the three and six months ended June 30, 2023, interest expense on the Convertible Notes totaled $101,719 and $200,151, respectively, comprised of $95,534 and $187,394, respectively, of contractual interest and $6,185 and $12,757, respectively, for the amortization of the discount.

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

The following table presents the CP BF convertible notes as of June 30, 2024:

Face value of the CB BF convertible notes	$1,821,345
Debt discount, net	(26,757)
Carrying value of the CB BF convertible notes	1,794,588
Accrued interest	1,135,983
Total CB BF convertible notes and accrued interest	$2,930,571

The following table presents the CP BF convertible notes as of December 31, 2023:

Face value of the CB BF convertible notes	$1,821,345
Debt discount, net	(41,983)
Carrying value of the CB BF convertible notes	1,779,362
Accrued interest	914,479
Total CB BF convertible notes and accrued interest	$2,693,841

The following table presents the CP BF term note as of June 30, 2024:

Face value of the CB BF term note	$6,500,000
Debt discount, net	(76,353)
Carrying value of the CB BF term note	6,423,647
Accrued interest	664,562
Total CB BF term note and accrued interest	$7,088,209

The following table presents the CP BF term note as of December 31, 2023:

Face value of the CB BF term note	$6,500,000
Debt discount, net	(129,586)
Carrying value of the CB BF term note	6,370,414
Accrued interest	289,373
Total CB BF term note and accrued interest	$6,659,787

12. Warrant Liabilities

Public Warrants

The Company assumed 11,500,000 Public Warrants in the Merger which remained outstanding as of June 30, 2024. The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years from the Merger Closing Date. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation.

The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A Common Stock underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration, or a valid exemption from registration is available. No Public Warrant will be exercisable and the Company will not be obligated to issue a share of Class A Common Stock upon exercise of a Public Warrant unless the shares of Class A Common Stock issuable upon such Public Warrant exercise has been registered, qualified, or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Public Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Public Warrant, the holder of such Public Warrant will not be entitled to exercise such Public Warrant and such Public Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Public Warrant. The Resale Registration statement went effective on February 14, 2024. As the Resale Registration Statement was declared effective within the contractual 60-day term upon closing of the Merger, no "cashless basis" exercises were triggered during the period ended June 30, 2024.

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

The measurement of fair value was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, exercise price, term, volatility, risk-free rate, probability of dilutive term of three years, and expected time to conversion). As of June 30, 2024 and December 31, 2023, the fair value of the Warrants, as determined by the Monte Carlo simulation option pricing model, were $79,000 and $641,000, respectively.

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

13. Simple Agreements for Future Equity

Simple Agreements for Future Equity - Related Party

During 2021, the Company entered into Simple Agreements for Future Equity (SAFE) arrangements with related parties Alco, DNX and William Bryant (See Note 11 - Debt, for a description of the related party relationship with these entities) (the "Related Party SAFEs") pursuant to which the Company received gross proceeds in the amount of $3,567,000. In the event of an Equity Financing (as defined in the SAFEs agreements), the Related Party SAFEs will automatically convert into shares of the Company’s common or preferred stock at a discount of 15% of the per share price of the shares offered in the Equity Financing (the “Discount Price”). In the event of a Liquidity Event, SPAC Transaction or Dissolution Event (all terms as defined in the SAFEs agreements), the holders of the Related Party SAFEs will be entitled to receive cash or shares of the Company’s common or preferred stock. The Related Party SAFEs were recorded as a liability in accordance with the applicable accounting guidance as they are redeemable for cash upon contingent events that are outside of the Company’s control. The initial fair value of the Related Party SAFE liability was $3,567,000. Subsequent changes in fair value at each reporting period are recognized in the consolidated statement of operations. For the three and six months ended June 30, 2023, the Company recognized a loss of $909,418 and $1,212,557 for the change in fair value of the Related Party SAFE liability, respectively.

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

Simple Agreements for Future Equity - Third Party

During 2021, the Company entered into Simple Agreements for Future Equity (SAFE) arrangements with third party investors (the "Third Party SAFEs") pursuant to which the Company received gross proceeds in the amount of $269,000. In the event of an Equity Financing (as defined in the SAFEs agreements), the Third Party SAFEs will automatically convert into shares of the Company’s common or preferred stock at a discount of 15% of the per share price of the shares offered in the Equity Financing (the “Discount Price”). In the event of a Liquidity Event, SPAC Transaction or Dissolution Event (all terms as defined in the SAFEs agreements), the holders of the Third Party SAFEs will be entitled to receive cash or shares of the Company’s common or preferred stock. The Third Party SAFEs were recorded as a liability in accordance with the applicable accounting guidance as they are redeemable for cash upon contingent events that are outside of the Company’s control. The initial fair value of the Third Party SAFE liability was $269,000. Subsequent changes in fair value at each reporting period are recognized in the Consolidated Statement of Operations. For the three and six months ended June 30, 2023, the Company recognized a loss of $68,582 and $91,443 for the change in fair value of the Third Party SAFE liability.

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

14. Commitments and Contingencies

Leases

The Company has operating leases for its real estate across multiple states. The operating leases have remaining lease terms of approximately 0.26 years as of June 30, 2024 and consist primarily of office space.

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

The components of lease expense for the three months ended June 30, 2024 and 2023, are as follows:

	For the Three Months Ended June 30,
Components of lease expense:	2024	2023
Operating lease cost	$46,140	$50,440
Sublease income	(52,542)	(51,082)
Total lease (income) cost	$(6,402)	$(642)

The components of lease expense for the six months ended June 30, 2024 and 2023, are as follows:

	For the Six Months Ended June 30,
Components of lease expense:	2024	2023
Operating lease cost	$93,384	$101,888
Sublease income	(105,084)	(102,165)
Total lease (income) cost	$(11,700)	$(277)

Supplemental cash flow information related to leases are as follows:

	For the Six Months Ended June 30,
Supplemental cash flow information:	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Non-cash lease expense (operating cash flow)	$87,579	$86,320
Change in lease liabilities (operating cash flow)	(152,335)	(138,804)

Supplemental balance sheet information related to leases was as follows:

Operating leases:	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$46,434	$134,013
Operating lease liability, current	81,708	234,043
Total operating lease liabilities	$81,708	$234,043

Weighted-average remaining lease term:	June 30, 2024	December 31, 2023
Operating leases (in years)	0.26	0.76

Weighted-average discount rate:	June 30, 2024	December 31, 2023
Operating leases	6.83%	6.76%

Future minimum lease payments under non-cancellable lease as of June 30, 2024, are as follows:

Maturities of lease liabilities:
Year Ending December 31,
Remainder of 2024	$82,679
Total undiscounted cash flows	82,679
Less discounting	(971)
Present value of lease liabilities	$81,708

Cantor Fee Agreement

In connection with the Merger, 7GC previously agreed to pay Cantor Fitzgerald & Co. ("Cantor" or "CF&CO") an Original Deferred Fee of $8,050,000 as deferred underwriting commissions. On November 8, 2023, Cantor and 7GC entered into a Fee Reduction Agreement, pursuant to which Cantor agreed to forfeit $4,050,000 of the $8,050,000 Original Deferred Fee, with the remaining $4,000,000 Reduced Deferred Fee payable by Banzai to Cantor following the Closing of the Merger.

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

Although the Company issued the Cantor Fee Shares, as of June 30, 2024, the Company has not satisfied its Cantor Registration Rights Obligations. As such, the Company cannot conclude that it has settled its outstanding obligations to Cantor. Therefore, neither criteria under ASC 405 for extinguishment and derecognition of the liability were satisfied and the $4,000,000 Reduced Deferred Fee remained outstanding as a current liability on the Company’s June 30, 2024 condensed consolidated balance sheet.

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

On February 2, 2024, the Company issued the 175,000 Roth Shares with a fair value of $278,833 on the date of issuance. As neither the remaining $300,000 cash payment, nor any Additional Roth Shares had been paid or issued to Roth, as of June 30, 2024, $300,000 will remain as an accrued expense on the Company’s condensed consolidated balance sheet, payable to Roth on or before June 30, 2024. Therefore, the 175,000 shares are determined to settle $806,813 of the obligation recognized as of December 31, 2023, resulting in gain of $577,513 that has been recognized as a gain on extinguishment of liability on the Company's condensed consolidated statement of operations.

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

There were 36,944,935 shares (34,633,801 Class A common stock and 2,311,134 Class B common stock) issued and outstanding at June 30, 2024 and 16,019,256 shares (13,708,122 Class A common stock and 2,311,134 Class B common stock) issued and outstanding at December 31, 2023.

May 22, 2024 Equity Financing

On May 22, 2024, Banzai entered into a securities purchase agreement with accredited investors, providing for the issuance and sale of 5,227,780 shares of the Company’s Class A common stock (“Common Stock”) 8,661,110 pre-funded warrants (the “Pre-Funded Warrants”), and 13,888,890 common warrants (the “Common Warrants”) in a registered direct offering priced at-the-market under Nasdaq rules for a purchase price of $0.18 per share (the “ May 2024 Offering”). The Common Warrants have an exercise price of $0.18 per share and the Pre-Funded Warrants have an exercise price of $0.0001 per share, are initially exercisable immediately on the date of issuance (the “Initial Exercise Date”). The Common Warrants expire five years from the Initial Exercise Date while the Pre-Funded Warrants do not expire. The aggregate gross proceeds to the Company from the May 2024 Offering were approximately $2.5 million. The Company used the net proceeds from the May 2024 Offering for working capital and general corporate purposes. The closing of the sale of these securities occurred on May 28, 2024. The securities were issued pursuant to the Company’s registration statement on Form S-1/A filed with the SEC on May 16, 2024 (File No. 333-278871) and became effective on May 21, 2024. As of June 30, 2024 all Pre-Funded warrants were exercised.

A.G.P./Alliance Global Partners (“AGP”) acted as placement agent for the May 2024 Offering, pursuant to a placement agency agreement, dated May 22, 2024, between the Company and AGP (the “Placement Agency Agreement”). Under the Placement Agency Agreement, AGP received a fee in the form of (a) a cash fee equal to 7.0% of the aggregate purchase price paid by each purchaser of securities that were sold in the May 2024 Offering (the “Cash Fee”); provided, however, that the Cash Fee was reduced by an amount equal to $25,000 to be paid to the Company’s financial advisor, and (b) warrants (the “Placement Agent Warrants”) to purchase Class A Common Stock equal to 6% of the aggregate number of shares of Class A Common Stock sold in the May 2024 Offering at an exercise price per share equal to 110% of the price per share of Class A Common Stock sold in the May 2024 Offering. The Company recognized the Placement Agent Warrants as a stock issuance cost as they are issued for services in connection with an offering.

The Company additionally incurred approximately $409,000 of legal fees associated with the May 2024 Offering which is recognized as a stock issuance cost and reflected as a reduction within additional paid-in capital.

May 22, 2024 Common Warrants

As discussed above, on May 22, 2024, in conjunction with the issuance and sale of 5,227,780 shares of the Company's Class A common stock, the Company issued 13,888,890 Common Warrants which did not meet the definition of a liability pursuant to ASC 480 and met all of the requirements for equity classification under ASC 815 as such were classified in stockholder's equity. The measurement of fair value of the Common Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.18, exercise price of $0.18, term of five years, volatility of 87%, risk-free rate of 4.6%, and expected dividend rate of 0%). The relative fair value of these Common Warrants, net of issuance costs, on date of issuance was estimated to be approximately $722,000 and is reflected within additional paid-in capital.

May 22, 2024 Pre-Funded Warrants

As discussed above, on May 22, 2024, in conjunction with the issuance and sale of 5,227,780 shares of the Company's Class A common stock, the Company issued 8,661,110 Pre-Funded Warrants which did not meet the definition of a liability pursuant to ASC 480 and met all of the requirements for equity classification under ASC 815 as such were classified in stockholder's equity. were classified in stockholder's equity. The measurement of fair value of the Pre-Funded Warrants were determined as the intrinsic value calculated as the common stock price on the issuance date minus the exercise price. The relative fair value of these Pre-Funded Warrants, net of issuance costs, on date of issuance was estimated to be approximately $660,000 and is reflected within additional paid-in capital. On May 28, 2024 the Pre-Funded warrants were exercised.

May 22, 2024 Placement Agent Warrants

As discussed above, on May 22, 2024, in conjunction with the issuance and sale of 5,227,780 shares of the Company's Class A common stock and Pre-Funded Warrants, the Company issued 833,333 Placement Agent Warrants. As the Placement Agent Warrants were issued for services provided in facilitating the May 2024 Offering, the Company recorded the fair value of such Placement Agent Warrants of approximately $100,000 as a cost of capital on the issuance date. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.18, exercise price of $0.18, term of five years, volatility of 87%, risk-free rate of 4.6%, and expected dividend rate of 0%).

Preferred Stock

The Company is authorized to issue 75,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of June 30, 2024 and December 31, 2023, no shares of preferred stock were outstanding.

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

The SEPA Option was determined to be a freestanding financial instrument which did not meet the criteria to be accounted for as a derivative instrument or to be recognized within equity. Pursuant to ASC 815 Derivatives and Hedging ("ASC 815"), the Company will therefore recognize the SEPA Option as an asset or liability, measured at fair value at the date of issuance, December 14, 2023, and in subsequent reporting periods, with changes in fair value recognized in earnings. The SEPA Option was determined to have a fair value of $0 on the date of issuance as well as at December 31, 2023 and June 30, 2024.

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

Pursuant to the terms of the SEPA, at any time that there is a balance outstanding under the Yorkville Promissory Notes, Yorkville has the right to receive shares to pay down the principal balance, and may select the timing and delivery of such shares (via an “Investor Notice”), in an amount up to the outstanding principal balance on the Yorkville Promissory Notes at a purchase price equal to the lower of (i) $10.00 per share of Class A common stock (the “Fixed Price”), or (ii) 90% of the lowest daily Volume Weighted Average Price (“VWAP”) of the Class A common stock on Nasdaq during the 10 consecutive Trading Days immediately preceding the Investor Notice date or other date of determination (the “Variable Price”). The Variable Price shall not be lower than $2.00 per share (the “Floor Price”). The Floor Price shall be adjusted (downwards only) to equal 20% of the average VWAP for the five trading days immediately prior to the date of effectiveness of the initial Registration Statement. Notwithstanding the foregoing, the Company may reduce the Floor Price to any amount via written notice to Yorkville, provided that such amount is no more than 75% of the closing price on the Trading Day immediately prior to the time of such reduction and no greater than $2.00 per share of Class A common stock (the “Conversion Price”). At any time that there is a balance outstanding under the Yorkville Promissory Notes, the Company is not permitted to issue Advance Notices under the SEPA unless an Amortization Event has occurred under the terms of the Yorkville Promissory Notes agreement.

There were no Advance Notices issued pursuant to the SEPA during the period ended June 30, 2024 or as of the date that these financial statements were issued, apart from the Premium Advance which was issued pursuant to the terms of the Amended Debt Agreement (see Note 11 - Debt)

16. Stock-Based Compensation

During 2023, the Company adopted the 2023 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees of the Company and certain designated companies as determined by the Board of Directors, to purchase shares of the Company's Common Stock. The aggregate number of shares of common stock that may be purchased pursuant to the Purchase Plan is equal to 2% of the fully diluted common stock determined at the Close of the Merger Agreement, determined to be 572,172. In addition, the aggregate number of shares of common stock that remain available to be awarded under the Purchase Plan, will automatically increase on January 1 of each year for a period of 10 years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to the lesser of one percent (1%) of the total number of shares of the fully diluted common stock determined as of December 31 of the preceding year, or a number of shares of common stock equal to two hundred percent (200%) of the initial share reserve of 572,172. As of June 30, 2024 and December 31, 2023, 572,172 shares of common stock remain available to be purchased under the Purchase Plan, respectively.

During 2023, the Company adopted the 2023 Equity Incentive Plan (the “Plan”). The Plan permits the granting of incentive stock options, nonstatutory stock options, SARs, restricted stock awards, RSU awards, performance awards, and other awards. to employees, directors, and consultants. The aggregate number of shares of common stock that may be issued will not exceed approximately 12.5% of the fully diluted common stock determined at the Close of the Merger, determined to be 3,576,076. In addition, the aggregate number of shares of common stock that remain available to be awarded under the Plan, will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to 5% of the total number of shares of the fully diluted common stock determined as of the day prior to such increase. The aggregate maximum number of shares of common stock that may be issued pursuant to the exercise of incentive stock options is approximately three times the total number of shares of common stock initially reserved for issuance, which were 3,576,076. As of June 30, 2024 and December 31, 2023, 1,763,803 and 3,576,076 stock options remain available to be awarded under the Plan, respectively.

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

The following table summarizes assumptions used to compute the fair value of options granted:

	June 30, 2024	June 30, 2023
Stock price	$0.29 - 0.61	$8.22 - 9.56
Exercise price	$0.29 - 5.00	$11.98
Expected volatility	75.00 - 85.00%	80.00 - 99.03%
Expected term (in years)	5.75 - 10.00	5.25 - 6.08
Risk-free interest rate	4.20 - 4.50%	3.46 - 4.31%

A summary of stock option activity under the Plan is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2023	748,086	$5.87	8.43	$103,662
Granted	1,398,500	2.91	9.87
Exercised	—	—
Expired	—	—
Forfeited	(464,130)	4.78
Outstanding at June 30, 2024	1,682,456	$3.71	9.17	$1,807
Exercisable at June 30, 2024	433,767	$4.96	8.34	$1,807

In connection with issuances under the Plan, the Company recorded stock-based compensation expense of $457,231 and $620,987, which is included in general and administrative expense for the six months ended June 30, 2024 and 2023, respectively. The weighted-average grant-date fair value per option granted during the six months ended June 30, 2024 and 2023 was $0.17 and $8.53, respectively. As of June 30, 2024 and 2023, $1,262,655 and $2,575,808 of unrecognized compensation expense related to non-vested awards is expected to be recognized over the weighted average period of 3.80 and 2.97 years, respectively. The aggregate intrinsic value is calculated as the difference between the fair value of the Company’s stock price and the exercise price of the options.

RSUs

During the three and six months ended June 30, 2024, the Company began issuing RSUs to employees and to non-employee directors. Each RSU entitles the recipient to one share of Class A Common Stock upon vesting. We measure the fair value of RSUs using the stock price on the date of grant. Stock-based compensation expense for employee-granted RSUs is recorded ratably over their vesting period of four years. 25% of the RSUs will vest on each anniversary of the vesting commencement date until the RSU is fully vested. Stock-based compensation expense for non-employee director-granted RSUs is recorded ratably over their vesting period which is the earlier to occur of the one (1) year anniversary of the respective grant date, or the next annual meeting of stockholders following the respective grant date.

A summary of the activity with respect to, and status of, RSUs during the six months ended June 30, 2024 is presented below:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	—	$—
Granted	892,543	0.53
Vested	—	—
Forfeited	(14,640)	0.29
Outstanding at June 30, 2024	877,903	$0.54

For the six months ended June 30, 2024, the Company recorded stock-based compensation expense of $208,178 which is included in general and administrative expense for the six months ended June 30, 2024. As of June 30, 2024, unrecognized compensation cost related to the grant of RSUs was $263,144. Unvested outstanding RSUs as of June 30, 2024 had a weighted average remaining vesting period of 1.3 years.

17. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ended December 31, 2024 as the Company incurred losses for the three and six month period ended June 30, 2024 and is forecasting an estimated net loss for both financial statement and tax purposes for the year ended December 31, 2024. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At June 30, 2024, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

18. Subsequent Events

On July 5, 2024, the Company issued 588,235 shares of the Company's Class A common stock to GEM pursuant to the Unsecured Promissory Note, dated February 5, 2024, between the Company and GEM.

On July 22, 2024, the Company entered into a subordinated business loan and security agreement (the "Subordinated Business Loan and Security Agreement") with Agile Lending, LLC and Agile Capital Funding, LLC as the collateral agent. On July 22, 2024 the Company issued a subordinated secured promissory note for an aggregate principal amount of $787,500 and received $750,000 of proceeds, net of administrative agent fees $37,500 to the collateral agent, with a maturity date of February 5, 2025 under the subordinated business loan and security agreement. The loan under the agreement bears interest at a rate of 42%, and will be calculated on a three hundred and sixty (360) day year based on the actual number of days lapsed, and interest shall accrue on the loan commencing on and including the effective date pursuant to the Agreement's weekly repayment and amortization schedule. The collateral under the subordinated business loan and security agreement consists of all of the Company’s goods, accounts, equipment, inventory, contract rights or rights to payment of money, leases, license agreements, franchise agreements, general intangibles (including intellectual property), commercial tort claims, documents, instruments (including any promissory notes), chattel paper (whether tangible or electronic), cash, deposit accounts and other collateral accounts, all certificates of deposit, fixtures, letters of credit rights, securities, and all other investment property, supporting obligations, and financial assets.

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

Banzai was founded in 2015. The first product Banzai launched was Reach, a SaaS and managed services offering designed to increase registration and attendance of marketing events, followed by the acquisition of Demio, a SaaS solution for webinars designed for marketing, sales, and customer success teams, in 2021 and the launch of Boost, a SaaS solution for social sharing designed to increase attendance for Demio-hosted events by enabling easy social sharing by event registrants, in 2023. Our customer base included over 3,600 customers as of June 30, 2024 and comes from a variety of industries, including (among others) healthcare, financial services, e-commerce, technology and media, in over 86 countries. Our customers range in size from solo entrepreneurs and small businesses to Fortune 500 companies. No single customer represents more than 10% of our revenue. Since 2021, we have focused on increasing mid-market and enterprise customers for Demio. Progress towards this is reflected in our increase in multi-host Demio customers from 14 on January 1, 2021 to 115 on June 30, 2024.

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

Banzai generated revenue of approximately $1.1 million and $1.2 million during the three months ended June 30, 2024 and 2023 and approximately $2.1 million and $2.4 million during the six months ended June 30, 2024 and 2023, respectively. Banzai has incurred significant net losses since inception, including net losses of approximately $4.2 million and $3.5 million for the three months ended June 30, 2024 and 2023 and approximately $8.7 million and $7.3 million for the six months ended June 30, 2024 and 2023, respectively. Banzai had an accumulated deficit of $55.4 million and of $46.8 million as of June 30, 2024 and December 31, 2023, respectively.

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

The following table presents the percentage of Banzai’s revenue generated from Demio for the three and six months ended June 30, 2024 and 2023 as compared to our other SaaS products.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
Revenue %	2024	2023	2024	2023
Reach	3.4%	4.5%	2.0%	5.6%
Demio	96.1%	94.9%	97.4%	94.1%
Other	0.5%	0.6%	0.6%	0.3%
Total	100.0%	100.0%	100.0%	100.0%

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

The following table presents average monthly NRR for Demio for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
Product: Demio	2024	2023	2024	2023
Average Monthly NRR	95.6%	94.8%	96.1%	95.5%

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

The following table presents new customer ACV and total average ACV for Demio for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
Product: Demio	2024	2023	2024	2023
New Customer ACV	$1,417	$1,256	$1,510	$1,351
Total Average ACV	$1,575	$1,411	$1,569	$1,348

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

The formula for calculating CAC is: CAC = Total Sales & Marketing Cost / Number of Customers Acquired.

The following table presents CAC for Demio for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
Product: Demio	2024	2023	2024	2023
Customer Acquisition Cost (CAC)	$1,936	$876	$1,480	$880

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

The formula for calculating Churn % is: Churn % = [# or $ value of] Deactivations / [# or $ value of] Active Customers (Beginning of period).

The following table presents revenue Churn and new customer (or logo) Churn for Demio for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
Product: Demio	2024	2023	2024	2023
Average Monthly Churn - Revenue	6.3%	6.9%	6.3%	7.5%
Average Monthly Churn - Customer (Logo)	7.0%	8.3%	7.3%	8.6%

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

The following table presents MRR, Customer Life, and LTV for Demio for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
Product: Demio	2024	2023	2024	2023
MRR (New Customers)	$131	$118	$131	$112
Customer Life (months)	15.9	14.5	16.2	13.4
LTV (New Customers)	$1,875	$1,514	$2,040	$1,468

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

The formula for calculating LTV / CAC ratio is: LTV / CAC for the segment or activity being measured.

The following table presents the LTV / CAC ratio for Demio for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
Product: Demio	2024	2023	2024	2023
LTV / CAC Ratio	1.1	1.9	1.4	1.7

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

Due to the Business Combination, we became the successor to an SEC-registered and Nasdaq-listed company, which required Banzai to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We incurred and expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees. We are qualified as an “emerging growth company.” As a result, we have been provided certain disclosure and regulatory relief. Our future results of operations and financial position may not be comparable to Legacy Banzai’s historical results of operations and financial position as a result of the Business Combination.

Results of operations for the six months ended June 30, 2024 and 2023

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Operating income:
Revenue	$2,148	$2,370	$(222)	-9.4%
Cost of revenue	711	792	(81)	-10.2%
Gross profit	1,437	1,578	(141)	-8.9%
Operating expenses:
General and administrative expenses	8,628	6,099	2,529	41.5%
Depreciation expense	3	4	(1)	-25.0%
Total operating expenses	8,631	6,103	2,528	41.4%
Operating loss	(7,194)	(4,525)	(2,669)	59.0%
Other expenses (income):
GEM settlement fee expense	200	—	200	nm
Other expense (income), net	60	(85)	145	-170.6%
Interest income	—	—	—	nm
Interest expense	847	1,059	(212)	-20.0%
Interest expense - related party	963	936	27	2.9%
Gain on extinguishment of liability	(528)	—	(528)	nm
Loss on debt issuance	171	—	171	nm
Change in fair value of warrant liability	(562)	—	(562)	nm
Change in fair value of warrant liability - related party	(345)	—	(345)	nm
Change in fair value of simple agreement for future equity	—	91	(91)	-100.0%
Change in fair value of simple agreement for future equity - related party	—	1,212	(1,212)	-100.0%
Change in fair value of bifurcated embedded derivative liabilities	—	(162)	162	-100.0%
Change in fair value of bifurcated embedded derivative liabilities - related party	—	(341)	341	-100.0%
Change in fair value of convertible notes	578	—	578	nm
Yorkville prepayment premium expense	81	—	81	nm
Total other expenses (income)	1,465	2,710	(1,245)	-45.9%
Loss before income taxes	(8,659)	(7,235)	(1,424)	19.7%
Income tax expense	6	16	(10)	-62.5%
Net loss	$(8,665)	$(7,251)	$(1,414)	19.5%

The percentage changes included in the tables herein that are not considered meaningful are presented as “nm".

Components of results of operations for the six months ended June 30, 2024 and 2023

Revenue Analysis

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Revenue	$2,148	$2,370	$(222)	-9.4%

For the six months ended June 30, 2024, Banzai reported total revenue of approximately $2,148 thousand, representing a decrease of approximately $222 thousand, or approximately 9.4%, compared to the three months for the same period ended June 30, 2023. This decrease is primarily attributable to lower Reach revenue which declined by approximately $84 thousand due to a shift in Banzai's focus to its Demio product and decision, which decision was reversed in the later part of Q1 2024, to begin phasing out the Reach product. In 2024 Banzai is revitalizing its focus on the Reach product through re-engineering and expanded sales efforts. Demio revenue was lower by approximately $133 thousand for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 due to churn and lower new sales period-over-period.

Cost of Revenue Analysis

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Cost of revenue	$711	$792	$(81)	-10.2%

For the six months ended June 30, 2024 and 2023, Banzai’s cost of revenue totaled approximately $711 thousand and approximately $792 thousand, respectively. This represents a decrease of approximately $81 thousand, or approximately 10.2%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, is due primarily to lower customer base and an approximately 13% lower average cost per customer, driven by lower infrastructure costs / data licenses of approximately $113 thousand, contracted services of approximately $46 thousand, subscription payroll of approximately $28 thousand, and merchant fee costs of approximately $7 thousand. The lower contracted services and data licenses cost described above were offset by the increase of the streaming services costs of approximately $113 thousand.

Gross Profit Analysis

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Gross profit	$1,437	$1,578	$(141)	-8.9%

For the six months ended June 30, 2024 and 2023, Banzai’s gross profit was approximately $1,437 thousand and approximately $1,578 thousand, respectively. This represents a decrease of approximately $141 thousand, or approximately 8.9% due to the decreases in revenue of approximately $222 thousand and decreases in cost of revenue of approximately $81 thousand described above.

Operating Expense Analysis

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Total operating expenses	$8,631	$6,103	$2,528	41.4%

Total operating expenses for the six months ended June 30, 2024 and 2023, were approximately $8.6 million and approximately $6.1 million, respectively, an increase of approximately $2.5 million, or 41.4%. This increase was due primarily to an overall increase in salaries and related expenses by approximately $0.5 million, marketing expenses by approximately $0.4 million, costs associated with audit, technical accounting, and legal and other professional services of approximately $1.3 million.

Other Expense Analysis

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Total other expenses (income)	$1,465	$2,710	$(1,245)	-45.9%

For the six months ended June 30, 2024, Banzai reported total other expenses of approximately $1.5 million. This represents a decrease of approximately $1.2 million from the six months ended June 30, 2023, when the Company reported total other expenses of approximately $2.7 million. The change in other expenses, net was primarily driven by the following:

•
GEM settlement commitment fee expense of approximately $0.2 million.

•
Gain on extinguishment of debt of approximately $0.5 million.

•
There were no changes in fair value of the simple agreement for future equity ("SAFEs") during the six months ended June 30, 2024 relative to a loss of approximately $1.3 million, approximately $1.2 million of which related to related party SAFEs. All SAFEs notes were converted at the close of the Merger in December 2023.

•
Loss on issuance of debt of approximately $0.2 million.

•
Change in fair value of warrant liability recorded as a gain (third party & related party) of approximately $0.9 million.

•
Interest expense (third party and related party) decreased by approximately $0.2 million.

•
There were no changes in fair value of bifurcated embedded derivative liabilities during the six months ended June 30, 2024 relative to a gain of approximately $0.5 million during the six months ended June 30, 2023.

•
Change in fair value of convertible promissory notes recorded as a loss of approximately $0.6 million.

Provision for Income Taxes

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Income tax expense	$6	$16	$(10)	-62.5%

For the six months ended June 30, 2024 and 2023, Banzai’s reported provision for income tax expense was $6 thousand and $16 thousand, respectively.

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

At June 30, 2024, Banzai had no unrecognized tax benefits that would reduce Banzai's effective tax rate if recognized.

Net Loss Analysis

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Net loss	$(8,665)	$(7,251)	$(1,414)	19.5%

For the six months ended June 30, 2024 and 2023, Banzai reported net losses of approximately $8.7 million and approximately $7.3 million, respectively. The greater net loss is primarily due to a reduction in total other expenses of approximately $1.2 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, offset by an increase in operating expenses of approximately $2.5 million and a decrease in gross profit of approximately $0.1 million.

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

Impairment of goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in December, or more frequently if a triggering event occurs between impairment testing dates. As of June 30, 2024, the Company had one operating segment, which was deemed to be its reporting unit, for the purpose of evaluating goodwill impairment to be evaluated at the year end.

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

Adjusted EBITDA Analysis for the six months ended June 30, 2024 and 2023

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Adjusted EBITDA (Loss)	$(3,351)	$(1,563)	$(1,788)	114.4%

For the six months ended June 30, 2024, Banzai’s Adjusted EBITDA was approximately $3,351 thousand, reflecting a decrease in the earnings of approximately $1,788 thousand compared to a loss of approximately $1,563 thousand for the six months ended June 30, 2023. This period-over-period decrease in earnings is primarily attributable to increased general and administrative expenses.

Net Income/(Loss) to Adjusted EBITDA Reconciliation for the six months ended June 30, 2024 and 2023

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Net loss	$(8,665)	$(7,251)	$(1,414)	19.5%
Other expense (income), net	60	(85)	145	-170.6%
Depreciation expense	3	4	(1)	-25.0%
Stock based compensation	665	621	44	7.2%
Interest expense	847	1,059	(212)	-20.0%
Interest expense - related party	963	936	27	2.9%
Income tax expense	6	16	(10)	-62.5%
GEM settlement fee expense	200	—	200	nm
Gain on extinguishment of liability	(528)	—	(528)	nm
Loss on debt issuance	171	—	171	nm
Change in fair value of warrant liability	(562)	—	(562)	nm
Change in fair value of warrant liability - related party	(345)	—	(345)	nm
Change in fair value of simple agreement for future equity	—	91	(91)	-100.0%
Change in fair value of simple agreement for future equity - related party	—	1,212	(1,212)	-100.0%
Change in fair value of bifurcated embedded derivative liabilities	—	(162)	162	-100.0%
Change in fair value of bifurcated embedded derivative liabilities - related party	—	(341)	341	-100.0%
Change in fair value of convertible notes	578	—	578	nm
Yorkville prepayment premium expense	81	—	81	nm
Transaction related expenses*	3,175	2,337	838	35.9%
Adjusted EBITDA (Loss)	$(3,351)	$(1,563)	$(1,788)	114.4%

* Transaction related expenses include

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Professional fees - audit	$370	$427	$(57)	-13.3%
Professional fees - legal	1,362	107	1,255	1172.9%
Incremental accounting	959	1,495	(536)	-35.9%
Market study, M&A support	484	308	176	57.1%
Transaction related expenses	$3,175	$2,337	$838	35.9%

Liquidity and Capital Resources

Going Concern

Since inception, Banzai has financed its operations primarily from the sales of redeemable convertible preferred stock and convertible promissory notes, and proceeds from senior secured loans. As of June 30, 2024, Banzai had cash of approximately $0.5 million.

Banzai has incurred losses since its inception, had a working capital deficit of approximately $34.0 million as of June 30, 2024, and had an accumulated deficit at June 30, 2024 totaling approximately $55.4 million. As of June 30, 2024, Banzai had approximately $10.6 million and approximately $5.5 million aggregate principal amount outstanding on term/promissory notes and convertible notes, respectively. During the six months ended June 30, 2024, Banzai raised additional capital under the SEPA through the issuance of additional convertible notes for a total of approximately $2.5 million to fund the Company's operations. Additionally, during the six months ended June 30, 2024, the Company issued non-cash share payments of approximately $1.8 million in partial settlement of the Yorkville Promissory Note financing, and made an approximately $0.5 million non-cash share payment to settle the deferred fee liability payable to Yorkville in terms of the SEPA. In May 2024 the Company entered into the Amended Repayment Agreement which extended the maturity date on the convertible notes to September 25, 2024, and pursuant to which the Company made a cash payment of $0.8 million in partial settlement of the Yorkville Promissory Notes. These stock issuances described herein do not represent sources of new capital, rather the issuances were made to settle existing liabilities in lieu of cash payments, as described above. Banzai has historically used debt financing proceeds principally to fund operations. On May 22, 2024, Banzai entered into a securities purchase agreement with accredited investors, providing for the issuance and sale of Common Stock, Pre-Funded Warrants, and Common Warrants in a registered direct offering. The aggregate gross proceeds to the Company from the May 2024 Offering were approximately $2.5 million.

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

Cash flows for the six months ended June 30, 2024 and 2023

The following table sets forth Banzai’s cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Net loss	$(8,665)	$(7,251)	$(1,414)	19.5%
Adjustments to reconcile net loss to net cash used in operating activities:	4,853	3,205	1,648	51.4%
Net cash used in operating activities	(3,813)	(4,047)	234	-5.8%
Net cash provided by financing activities	2,191	3,446	(1,255)	-36.4%
Net increase / (decrease) in cash	$(1,622)	$(600)	$(1,022)	170.3%

Cash Flows for the six months ended June 30, 2024

Net cash used in operating activities was approximately $3.8 million for the six months ended June 30, 2024. Net cash used in operating activities consists of net loss of approximately $8.7 million, offset by total adjustments of approximately $4.9 million for non-cash items and the effect of changes in working capital. Non-cash adjustments included non-cash settlement of the GEM commitment fee of approximately $0.2 million, non-cash share issuance for marketing expenses of approximately $0.2 million, non-cash share issuance for Yorkville redemption premium of approximately $0.1 million, stock-based compensation expense of approximately $0.7 million, gain on extinguishment of liability of approximately $0.5 million, non-cash interest expense of approximately $0.8 million (approximately $0.18 million for related party), amortization of debt discount and issuance costs of approximately $0.9 million (approximately $0.8 million for related party), amortization of operating lease ROU assets of approximately $0.09 million, fair value adjustment for warrant liabilities gain of approximately $0.9 million (gain of approximately $0.3 million for related party), fair value adjustment of convertible promissory notes of approximately $0.6 million, and net of change in operating assets and liabilities of approximately $2.7 million.

There were no net cash investing activities for the six months ended June 30, 2024.

Net cash provided by financing activities was approximately $2.2 million for the six months ended June 30, 2024, and was primarily related to proceeds from convertible debt financing of approximately $2.3 million, net proceeds from issuance of common stock of approximately $1.9 million, repayment of Yorkville convertible notes of approximately $0.8 million, and payment of the GEM commitment fee of approximately $1.2 million.

Cash Flows for the six months ended June 30, 2023

Net cash used in operating activities was approximately $4.0 million for the six months ended June 30, 2023. Net cash used in operating activities consists of net loss of approximately $7.3 million, total adjustments of approximately $3.2 million for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense of approximately $0.6 million, non-cash interest expense of approximately $0.7 million (approximately $0.21 million for related party), amortization of debt discount and issuance costs of approximately $1.0 million (approximately $0.7 million for related party), amortization of operating lease ROU assets of approximately $0.09 million, fair value adjustments to simple agreement for future equity of approximately $1.3 million (approximately $1.2 million for related party), fair value adjustments to bifurcated embedded derivative liabilities of approximately $0.5 million (approximately $0.3 million for related party), and net of change in operating assets and liabilities of approximately $0.1 million.

There were no net cash investing activities for the six months ended June 30, 2023.

Net cash provided by financing activities was approximately $3.4 million for the six months ended June 30, 2023, and was primarily related to proceeds from the issuance of convertible note, net of issuance costs of approximately $3.4 million (approximately $2.6 million for related party).

Capital Expenditure Commitments and Financing Requirements

($ in Thousands)	Total	Less than 1 year	1 - 3 Years
Debt principal - 14% CB PF convertible notes	$1,821	$1,821	$—
Debt principal - 14% CB PF term notes	6,500	6,500	—
Debt principal - 8% Alco promissory notes	4,400	4,400	—
Debt principal - Yorkville Convertible promissory note	1,950	1,950	—
Debt principal - GEM promissory note	600	600	—
Interest on debt	3,233	3,233	—
Operating leases	83	83	—
Total capital expenditure commitments and financing requirements at June 30, 2024	$18,587	$18,587	$—

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

Debt principal - 8% Alco promissory notes

On August 30, 2023, the Company issued a subordinate promissory note (“Alco August Promissory Note”) in the aggregate principal amount of $150,000 to Alco Investment Company, a related party. Alco held its ownership of over 10% of the issued equity of the Company, through its ownership of Series A preferred stock. The Alco August Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on August 29, 2024, as extended. The Company recorded a $3,711 debt discount upon issuance of the Alco August Promissory Note. For the six months ended June 30, 2024, interest expense on the Alco August Promissory Note totaled $8,357, comprised of $5,983 of contractual accrued interest and $2,374 for the amortization of the discount. As of June 30, 2024 and December 31, 2023, $150,000 of principal and $10,027 and $4,044, respectively, of accrued interest is outstanding under the Alco August Promissory Note.

On September 13, 2023, the Company issued a subordinate promissory note (“Alco September Promissory Note”) in the aggregate principal amount of up to $1,500,000 to Alco Investment Company, a related party. The Alco September Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on September 30, 2024. The Company recorded $8,588 of debt issuance costs and a $638,808 debt discount upon issuance of the Alco September Promissory Note, relating to the share transfer agreements, see below. For the six months ended June 30, 2024, interest expense on the Alco September Promissory Note totaled $187,498, comprised of $59,836 of contractual accrued interest and $127,662 for the amortization of the discount. As of June 30, 2024 and December 31, 2023, $1,500,000 of principal and $90,411 and $30,575, respectively, of accrued interest is outstanding under the Alco September Promissory Note.

On November 16, 2023, the Company issued a subordinate promissory note (“Alco November Promissory Note”) in the aggregate principal amount of up to $750,000 to Alco Investment Company, a related party. The Alco November Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on August 29, 2024, as extended. The Company recorded a $363,905 debt discount upon issuance of the Alco November Promissory Note relating to the share transfer agreements, see below. For the six months ended June 30, 2024, interest expense on the Alco November Promissory Note totaled $217,249, comprised of $29,918 of contractual accrued interest and $187,331 for the amortization of the discount. As of June 30, 2024 and December 31, 2023, $750,000 of principal and $37,315 and $7,397, respectively, of accrued interest is outstanding under the Alco November Promissory Note.

On December 13, 2023, the Company issued a subordinate promissory note (“Alco December Promissory Note”) in the aggregate principal amount of up to $2,000,000 to Alco Investment Company, a related party. The Alco December Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on December 31, 2024. The Company recorded a $1,496,252 debt discount upon issuance of the Alco December Promissory Note, relating to the share transfer agreements, see below. For the six months ended June 30, 2024, interest expense on the Alco December Promissory Note totaled $549,883, comprised of $79,780 of contractual accrued interest and $470,103 for the amortization of the discount. As of June 30, 2024 and December 31, 2023, $2,000,000 of principal and $87,670 and $7,890, respectively, of accrued interest is outstanding under the Alco December Promissory Note.

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

Debt principal - 7GC Convertible promissory note

The Company assumed two promissory notes in connection with the Merger which remained outstanding as of June 30, 2024. The promissory notes were issued on December 21, 2022 for a principal amount of $2,300,000 (“December 2022 7GC Note”) and on October 3, 2023 for a principal amount of $250,000 (“October 2023 7G Note, together with the December 2022 7GC Note, the “7GC Promissory Notes”). The 7GC Promissory Notes were issued to the Sponsor, 7GC & Co. Holdings LLC. The 7GC Promissory Notes do not bear interest and were repayable in full upon the earlier of the consummation of a business combination or the date the Company liquidates the trust account (the “Trust Account”) established in connection with the Company’s initial public offering (the “IPO”) upon the failure of the Company to consummate a business combination within the requisite time period. Under the original terms of the 7GC Promissory Notes, the Sponsor has the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into that number of shares of Class A common stock, $0.0001 par value per share, of the Company equal to the principal amount of the Note so converted divided by $10.00.

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

On May 3, 2024, the Company and Yorkville entered into a Debt Repayment Agreement (the “Original Debt Repayment Agreement”) with respect to the Yorkville Promissory Notes. Under the Original Debt Repayment Agreement, Yorkville agreed that, upon completion of a Company registered offering and repayment of an aggregate $2,000,000 outstanding under the Yorkville Promissory Notes (the “Original Repayment Amount”), Yorkville would not deliver to the Company any Investor Notice (as defined in the SEPA) and would not exercise its right to convert the remainder of the amount outstanding under the Promissory Notes for a period commencing on the date of the closing of the offering and ending on the date that is 90 days thereafter. Under the Original Debt Repayment Agreement, the Company and Yorkville also agreed to extend the maturity date of the Promissory Notes to the date that is 120 days after the closing of the offering and to satisfy the $200,000 payment premium due in connection with an early redemption through the issuance of an Advance Notice (as defined in the SEPA) for shares of the Company’s Class A common stock, par value $0.0001 per share. The Debt Repayment Agreement was conditioned on the completion of the offering by June 2, 2024.

On May 22, 2024, the Company and Yorkville entered into an Amended and Restated Debt Repayment Agreement (the “Amended Debt Repayment Agreement”) with respect to the Yorkville Promissory Notes, which amends and restates the Original Debt Repayment Agreement. Under the Amended Debt Repayment Agreement, Yorkville has agreed that, upon completion of a registered offering and repayment of an aggregate $750,000 outstanding under the Yorkville Promissory Notes (the “Amended Repayment Amount”), Yorkville will not deliver to the Company any Investor Notice (as defined in the SEPA) and will not exercise its right to convert the remainder of the amount outstanding under the Promissory Notes for a period commencing on the date of the closing of the offering and ending on the date that is 90 days thereafter (the “Stand-still Period”); provided that the Company will seek any consents necessary to allow Yorkville to issue Investor Notices or exercise its right to convert the remainder of the amount outstanding under the Promissory Notes after a period of 60 days following the closing of the offering. Under the Amended Debt Repayment Agreement, the Company and Yorkville also agreed to extend the maturity date of the Promissory Notes to the date that is 120 days after the closing of the offering and to satisfy the $75,000 payment premium due in connection with an early redemption through the issuance of an Advance Notice for shares of Class A Common Stock (the “Q2 Prepayment Premium”). The Amended Debt Repayment Agreement was conditioned on the completion of the offering by May 29, 2024, which condition was satisfied upon the closing of the offering on May 28, 2024 (the "May 2024 Offering").

Pursuant to the terms of the Amended Repayment Agreement, the Company made a cash principal payment of $750,000 on May 31, 2024 (the “Repayment Date”), and issued an Advance Notice for the purchase of 600,000 shares of Class A Common Stock (the “Premium Advance Shares”) (representing the number of shares the Company reasonably believed would be sufficient to result in net proceeds of $75,000 as of the Repayment Date) (the “Premium Advance”). The total purchase price for the Premium Advance was $110,040, of which $75,000 was applied in satisfaction of the Payment Premium, and the remaining $35,040 was paid by Yorkville to the Company in cash (the “Cash Surplus”). The Premium Advance Shares were recorded at fair value totaling $115,800 on the Repayment Date, and the excess of fair value over the Cash Surplus was recorded to the consolidated statement of operations in line Yorkville prepayment premium expense.  .

The Yorkville Convertible Notes have a maturity date of June 14, 2024, and accrue interest at 0% per annum, subject to an increase to 18% per annum upon events of default as defined in the agreement. As of June 30, 2024, no events of default have occurred.

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

During the six months ended June 30, 2024, $800,000 of principal under the December Yorkville Convertible Note was converted into 1,797,019 shares of Class A Common stock of the Company and the full principal amount of $1,000,000 under the February Yorkville Convertible Note was converted into 1,445,524 Class A Common stock of the Company.

As of June 30, 2024 and December 31, 2023, the principal amount outstanding under the Yorkville Convertible Notes was $1,950,000 and $2,000,000, respectively. During the six months ended June 30, 2024, the Company recorded interest expense of $80,760 in connection with the Yorkville Convertible Notes.

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

As of June 30, 2024, the Company has issued an aggregate of 1,045,118 shares of Class A Common Stock to GEM in lieu of monthly payment obligations and the remaining balance of the GEM Promissory Note as of June 30, 2024 is $600,000.

Interest on Debt

Interest on debt totals $3.2 million for the six months ended June 30, 2024, representing the aggregate interest expenses / payments obligation to be paid and to be recognized during the rest of the terms of the Loan Agreements and Senior Convertible Notes, described above.

Operating Leases

Banzai has an operating lease for its real estate for office use. The lease term expires in October 2024. Banzai adopted ASC 842 Leases by applying the guidance at adoption date, January 1, 2022. The $81,708 balance recognized as of June 30, 2024 represents the future minimum lease payments under non-cancellable leases as liabilities.

Debt Structure and Maturity Profile

($ in Thousands)	Principal	Debt Discount / Issuance Cost	Carrying Value	Accrued Interest	Carrying Value and Accrued Interest
As of June 30, 2024
Debt principal - 14% CB PF term notes	$6,500	$(76)	$6,424	$665	$7,089
Debt principal - 8% Alco promissory notes	4,400	(1,157)	3,243	225	3,468
Debt principal - Yorkville Convertible promissory note	1,950	13	1,963	—	1,963
Debt principal - 14% CB PF convertible notes	1,821	(27)	1,794	1,136	2,930
Debt principal - GEM promissory note	600	—	600	—	600
Total debt carrying values at June 30, 2024	$15,271	$(1,247)	$14,024	$2,026	$16,050

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

Deferred underwriting fees

On December 28, 2023, the Company and Cantor amended the Fee Reduction Agreement to provide that the Reduced Deferred Fee was payable in the form of 1,113,927 shares of Class A Common Stock and to provide that Cantor is subject to a 12-month lock-up with respect to the Cantor Fee Shares. On December 28, 2023, the Company issued the Cantor Fee Shares to Cantor, covering the Reduced Deferred Fee in accordance with the Fee Reduction Agreement. The fair value of the 1,113,927 shares of Class A Common Stock was determined to be $2,450,639 on December 28, 2023 based on the Company's opening stock price of $2.20. Although the Company issued the Cantor Fee Shares, as of June 30, 2024, the Company has not satisfied its Cantor Registration Rights Obligations. As such, the Company cannot conclude that it has settled its outstanding obligations to Cantor. Therefore, neither criteria under ASC 405 for extinguishment and derecognition of the liability were satisfied and the $4,000,000 Reduced Deferred Fee remained outstanding as a current liability on the Company’s June 30, 2024 balance sheet.

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

On December 13, 2023, the Company and GEM entered into a binding term sheet (the “GEM Term Sheet”) and, on December 14, 2023, a letter agreement (the “GEM Letter”), agreeing to terminate in its entirety the GEM Agreement by and between the Company and GEM, other than with respect to the Company’s obligation (as the post-combination company in the Merger) to issue the GEM Warrant granting the right to purchase Class A Common Stock in an amount equal to 3% of the total number of equity interests outstanding as of the Closing, calculated on a fully diluted basis, at an exercise price on the terms and conditions set forth therein, in exchange for issuance of a $2.0 million convertible debenture with a five-year maturity and 0% coupon. Due to the determination of the final terms of the planned $2.0 million convertible debenture having not been finalized, nor the final agreement related to the convertible debenture having been executed, as of June 30, 2024, the Company recognized, concurrent with the close of the merger, a liability for the GEM commitment fee, along with a corresponding GEM commitment fee expense, in the amount of $2.0 million.

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

The GEM Promissory Note provides that, in the event the Company fails to make a required monthly payment when due, the Company shall issue to GEM a number of shares of Class A Common Stock equal to the monthly payment amount divided by the VWAP of the Class A Common Stock for the trading day immediately preceding the applicable payment due date. In addition, the Company agreed to register on a registration statement 2,000,000 shares of Class A Common Stock that may be issuable under the terms of the GEM Promissory Note. The GEM Promissory Note contains customary events of default. If an event of default occurs, GEM may, at its option, demand from the Company immediate payment of any outstanding balance under the GEM Promissory Note. As of the date of these unaudited condensed consolidated interim financial statements, we have issued an aggregate of 5,529,457 shares of Class A Common Stock to GEM in lieu of monthly payment obligations.

Off-Balance Sheet Arrangements

Banzai had no off-balance sheet arrangements as of June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2024 to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weaknesses in our IT General Controls, adherence to the COSO Integrated Framework, and period end financial close and reporting process as described in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024 (the “2023 10-K").

We are committed to the remediation of the material weaknesses as well as the continued improvement of our internal control over financial reporting. We are in the process of taking steps to remediate the identified material weaknesses and continue to evaluate our internal controls over financial reporting, as disclosed in the 2023 10-K.

As we continue our evaluation and improve our internal control over financial reporting, management may identify and take additional measures to address control deficiencies. We cannot assure you that we will be successful in remediating the material weaknesses in a timely manner.

Changes in Internal Control over Financial Reporting

Other than the changes noted above regarding our steps to remediate our material weaknesses, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2024 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be party to litigation and subject to claims incident to the ordinary course of our business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows or financial position. To the best of our knowledge, we are not presently party to any legal proceedings that, in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. A description of risk factors can be found in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In April and May 2024, the Company issued 1,008,808 shares of Class A common stock to Yorkville upon conversion of $0.3 million of the Yorkville Promissory Notes. In addition, on May 31, 2024, the Company issued 600,000 shares of Class A common stock to Yorkville in satisfaction of a prepayment premium related to an approximately $0.8 million cash principal payment made pursuant to an Amended and Restated Debt Repayment Agreement.

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

On April 1, 2024, the Company issued 162,690 shares of the Company's Class A common stock to GEM pursuant to the Unsecured Promissory Note, dated February 5, 2024, between the Company and GEM.

On May 1, 2024, the Company issued 260,643 shares of the Company's Class A common stock to GEM pursuant to the Unsecured Promissory Note, dated February 5, 2024, between the Company and GEM.

On June 1, 2024, the Company issued 482,315 shares of the Company's Class A common stock to GEM pursuant to the Unsecured Promissory Note, dated February 5, 2024, between the Company and GEM.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as these terms are defined in Item 408(a) of Regulation S-K.

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

10.4#	Banzai International, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on March 25, 2024).
10.5#	Banzai International, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed on March 25, 2024).
10.6	Debt Repayment Agreement, dated as of May 3, 2024, by and among the Company and Yorkville (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed on May 16, 2024)
10.7	Form of Purchase Agreement, dated May 22, 2024 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 28, 2024)
10.8	Form of Common Warrant, dated May 22, 2024 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on May 28, 2024)
10.9	Form of Pre-Funded Warrant, dated May 22, 2024 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on May 28, 2024)
10.10	Placement Agent Warrant, dated May 22, 2024 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on May 28, 2024)
10.11

Amended and Restated Debt Repayment Agreement, dated as of May 22, 2024, by and between the Company and Yorkville (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on May 28, 2024)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS ***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH ****	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104 ***	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2024.

BANZAI INTERNATIONAL, INC.

Date: August 14, 2024	By:	/s/ Joseph Davy
Joseph Davy
Chief Executive Officer

Date: August 14, 2024	By:	/s/ Alvin Yip
Alvin Yip
Interim Chief Financial Officer