Form 10-Q
period 2024-09-30
Banzai International, Inc.
filed 2024-11-14
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-39826

Banzai International, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	85-3118980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
435 Ericksen Ave, Suite 250 Bainbridge Island, Washington	98110
(Address of principal executive offices)	(Zip Code)

(206) 414-1777

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	BNZI	The Nasdaq Capital Market
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	BNZIW	The Nasdaq Capital Market

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

The number of shares outstanding of each of the registrant's classes of common stock, $0.0001 par value per share, as of November 12, 2024:

Class A Common Stock - 3,574,080 shares

Class B Common Stock - 2,311,134 shares

PART I—FINANCIAL INFORMATION

BANZAI INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$4,263,567	$2,093,718
Accounts receivable, net of allowance for credit losses of $5,694 and $5,748, respectively	37,386	105,049
Prepaid expenses and other current assets	753,746	741,155
Total current assets	5,054,699	2,939,922

Property and equipment, net	918	4,644
Goodwill	2,171,526	2,171,526
Operating lease right-of-use assets	2,386	134,013
Bifurcated embedded derivative asset - related party	44,000	—
Other assets	38,381	38,381
Total assets	7,311,910	5,288,486

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	10,016,295	6,439,863
Accrued expenses and other current liabilities	3,803,915	5,194,240
Convertible notes (Yorkville)	—	1,766,000
Convertible notes - related party	8,785,173	5,233,932
Convertible notes	470,057	—
Notes payable - related party, net of discount	—	9,164,924
Notes payable, carried at fair value	1,418,000	—
Deferred underwriting fees	4,000,000	4,000,000
Deferred fee	—	500,000
Warrant liability	47,000	641,000
Warrant liability - related party	115,000	575,000
Earnout liability	37,125	59,399
Due to related party	167,118	67,118
GEM commitment fee liability	—	2,000,000
Deferred revenue	1,220,572	1,214,096
Operating lease liabilities, current	2,352	234,043
Total current liabilities	30,082,607	37,089,615

Other long-term liabilities	75,000	75,000
Total liabilities	30,157,607	37,164,615

Commitments and contingencies (Note 14)

Stockholders' deficit:
Common stock, $0.0001 par value, 275,000,000 (250,000,000 Class A and 25,000,000 Class B) shares authorized and 4,303,443 (1,992,309 Class A and 2,311,134 Class B) and 2,585,297 (274,163 Class A and 2,311,134 Class B) issued and outstanding at September 30, 2024 and December 31, 2023, respectively	410	259
Preferred stock, $0.0001 par value, 75,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	47,579,604	14,889,936
Accumulated deficit	(70,425,711)	(46,766,324)
Total stockholders' deficit	(22,845,697)	(31,876,129)
Total liabilities and stockholders' deficit	$7,311,910	$5,288,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating income:
Revenue	$1,080,607	$1,108,412	$3,228,276	$3,478,794
Cost of revenue	338,023	341,151	1,049,411	1,132,671
Gross profit	742,584	767,261	2,178,865	2,346,123

Operating expenses:
General and administrative expenses	3,513,442	2,838,052	11,721,465	8,937,265
Depreciation expense	900	1,571	3,725	5,596
Total operating expenses	3,514,342	2,839,623	11,725,190	8,942,861

Operating loss	(2,771,758)	(2,072,362)	(9,546,325)	(6,596,738)

Other expenses (income):
GEM settlement fee expense	60,000	—	260,000	—
Other expense (income), net	(62,927)	14,114	(2,900)	(70,569)
Interest income	—	—	(10)	(111)
Interest expense	—	384,553	—	678,530
Interest expense - related party	1,050,363	1,113,941	2,860,768	2,814,949
Gain on extinguishment of liabilities	(152,782)	—	(680,762)	—
Loss on debt issuance	—	—	171,000	—
Loss on issuance of term notes	390,000	—	390,000	—
Loss on issuance of convertible bridge notes	63,408	—	63,408	—
Loss on conversion and settlement of Alco promissory notes - related party	4,808,882	—	4,808,882	—
Loss on conversion and settlement of CP BF notes - related party	6,529,402	—	6,529,402	—
Change in fair value of warrant liability	(32,000)	—	(594,000)	—
Change in fair value of warrant liability - related party	(115,000)	—	(460,000)	—
Change in fair value of simple agreement for future equity	—	(276,436)	—	(184,993)
Change in fair value of simple agreement for future equity - related party	—	(3,139,564)	—	(1,927,007)
Change in fair value of bifurcated embedded derivative liabilities	—	198,728	—	36,500
Change in fair value of bifurcated embedded derivative liabilities - related party	(32,000)	413,272	(32,000)	72,359
Change in fair value of convertible notes	101,000	—	679,000	—
Change in fair value of term notes	36,813	—	36,813	—
Change in fair value of convertible bridge notes	(18,000)	—	(18,000)	—
Yorkville prepayment premium expense	14,000	—	94,760	—
Total other expenses (income), net	12,641,159	(1,291,392)	14,106,361	1,419,658
Loss before income taxes	(15,412,917)	(780,970)	(23,652,686)	(8,016,396)
Income tax expense	1,010	1,332	6,701	17,081
Net loss	$(15,413,927)	$(782,302)	$(23,659,387)	$(8,033,477)

Net loss per share
Basic and diluted	$(4.87)	$(0.33)	$(8.27)	$(3.36)

Weighted average common shares outstanding
Basic and diluted	3,162,909	2,394,122	2,861,665	2,394,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Stockholders' Deficit

for the Nine Months Ended September 30, 2024 and 2023

	Series A Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2023	—	$—	2,585,297	$259	$14,889,936	$(46,766,324)	$(31,876,129)
Conversion of convertible notes - related party	—	—	17,813	2	2,540,089	—	2,540,091
Shares issued to Yorkville for convertible notes	—	—	44,675	4	1,666,996	—	1,667,000
Shares issued to Yorkville for commitment fee	—	—	14,201	1	499,999	—	500,000
Shares issued to Roth for advisory fee	—	—	3,500	—	278,833	—	278,833
Shares issued to GEM	—	—	2,790	—	100,000	—	100,000
Shares issued for marketing expense	—	—	3,070	—	194,935	—	194,935
Forfeiture of sponsor shares	—	—	(2,000)	—	—	—	—
Stock-based compensation	—	—	—	—	42,827	—	42,827
Net loss	—	—	—	—	—	(4,290,132)	(4,290,132)
Balance March 31, 2024	—	—	2,669,346	266	20,213,615	(51,056,456)	(30,842,575)
Issuance of common stock and warrants, net of issuance costs	—	—	104,556	10	1,854,808	—	1,854,818
Shares issued for exercise of Pre-Funded warrants	—	—	173,223	17	849	—	866
Shares issued to Yorkville for convertible notes	—	—	20,177	2	334,998	—	335,000
Shares issued to Yorkville for redemption premium	—	—	12,000	1	115,799	—	115,800
Shares issued to GEM	—	—	18,113	2	299,998	—	300,000
Shares issued for marketing expenses	—	—	6,400	1	139,836	—	139,837
Stock-based compensation	—	—	—	—	202,662	—	202,662
Net loss	—	—	—	—	—	(3,955,328)	(3,955,328)
Balance June 30, 2024	—	—	3,003,815	299	23,162,565	(55,011,784)	(31,848,920)
Effect of reverse stock split	—	—	189,585	—	—	—	—
Issuance of warrants, net of issuance costs	—	—	—	—	4,402,550	—	4,402,550
Shares issued to Yorkville	—	—	389,305	39	2,127,961	—	2,128,000
Shares issued to GEM	—	—	19,098	2	129,941	—	129,943
Shares, warrants and pre-funded warrants issued to CP BF on modification of CP BF debt agreement	—	—	330,849	33	1,286,970	—	1,287,003
Premium issued as part of CP BF debt modification	—	—	—	—	4,079,225	—	4,079,225
Issuance of warrants to CP BF, net of issuance costs	—	—	—	—	2,763,161	—	2,763,161
Shares issued to MZHCI for investor relations services	—	—	24,000	2	94,798	—	94,800
Shares issued to Roth for advisory fee	—	—	35,294	4	299,996	—	300,000
Shares issued to J.V.B for payment of outstanding debt	—	—	29,077	3	114,997	—	115,000
Shares, warrants and pre-funded warrants issued to Alco on settlement of Alco promissory notes	—	—	282,420	28	8,866,592	—	8,866,620
Stock-based compensation	—	—	—	—	250,848	—	250,848
Net loss	—	—	—	—	—	(15,413,927)	(15,413,927)
Balance September 30, 2024	—	$—	4,303,443	$410	$47,579,604	$(70,425,711)	$(22,845,697)

	Series A Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2022	—	$—	2,393,824	$239	$8,245,765	$(32,360,062)	$(24,114,058)
Exercise of stock options	—	—	171	—	5,543	—	5,543
Stock-based compensation	—	—	—	—	402,448	—	402,448
Net loss	—	—	—	—	—	(3,765,122)	(3,765,122)
Balance March 31, 2023	—	—	2,393,995	239	8,653,756	(36,125,184)	(27,471,189)
Exercise of stock options	—	—	127	—	7,820	—	7,820
Stock-based compensation	—	—	—	—	218,539	—	218,539
Net loss	—	—	—	—	—	(3,486,053)	(3,486,053)
Balance June 30, 2023	—	—	2,394,122	239	8,880,115	(39,611,237)	(30,730,883)
Stock-based compensation	—	—	—	—	209,804	—	209,804
Net loss	—	—	—	—	—	(782,302)	(782,302)
Balance September 30, 2023	—	$—	2,394,122	$239	$9,089,919	$(40,393,539)	$(31,303,381)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Cash Flow

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(23,659,387)	$(8,033,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,725	5,596
Provision for credit losses on accounts receivable	54	3,879
Non-cash share issuance for marketing expenses	259,027	—
Non-cash settlement of GEM commitment fee	200,000	—
Non-cash share issuance for Yorkville redemption premium	80,760	—
Non-cash interest expense	106,200	147,714
Non-cash interest expense - related party	1,179,198	1,112,612
Amortization of debt discount and issuance costs	—	568,333
Amortization of debt discount and issuance costs - related party	1,392,934	1,347,054
Amortization of operating lease right-of-use assets	131,627	129,705
Stock based compensation expense	496,337	830,791
Gain on extinguishment of liability	(680,762)	—
Loss on conversion and settlement of Alco promissory notes - related party	4,808,882	—
Loss on conversion and settlement of CP BF notes - related party	6,529,402	—
Loss on debt issuance	171,000	—
Loss on issuance of term notes	390,000	—
Loss on issuance of convertible bridge notes	63,408	—
Change in fair value of warrant liability	(594,000)	—
Change in fair value of warrant liability - related party	(460,000)	—
Change in fair value of simple agreement for future equity	—	(184,993)
Change in fair value of simple agreement for future equity - related party	—	(1,927,007)
Change in fair value of bifurcated embedded derivative liabilities	—	36,500
Change in fair value of bifurcated embedded derivative liabilities - related party	(32,000)	72,359
Change in fair value of convertible promissory notes	693,000	—
Change in fair value of term notes	36,813	—
Change in fair value of convertible bridge notes	(18,000)	—
Changes in operating assets and liabilities:
Accounts receivable	67,609	(29,861)
Deferred contract acquisition costs, current	—	48,191
Prepaid expenses and other current assets	157,954	120,459
Deferred offering costs	—	(766,409)
Accounts payable	3,576,434	1,296,098
Deferred revenue	6,476	(39,428)
Accrued expenses	(15,730)	(128,027)
Operating lease liabilities	(231,691)	(211,204)
Earnout liability	(22,274)	(206,985)
Net cash used in operating activities	(5,363,004)	(5,808,100)
Cash flows from financing activities:
Payment of GEM commitment fee	(1,200,000)	—
Repayment of convertible notes (Yorkville)	(750,000)	—
Proceeds from related party advance	100,000	—
Proceeds from term notes, net of issuance costs	1,000,000	—
Repayment of notes payable, carried at fair value	(412,421)	—
Proceeds from Yorkville redemption premium	35,040	—
Proceeds from issuance of promissory notes - related party	—	1,150,000
Proceeds from issuance of convertible notes, net of issuance costs	2,502,000	1,485,000
Proceeds from issuance of convertible notes, net of issuance costs - related party	—	2,533,000
Proceeds received for exercise of Pre-Funded warrants	866	—
Proceeds from issuance of common stock and warrants	6,257,368	13,362
Net cash provided by financing activities	7,532,853	5,181,362
Net increase (decrease) in cash	2,169,849	(626,738)
Cash at beginning of period	2,093,718	1,023,499
Cash at end of period	$4,263,567	$396,761
Supplemental disclosure of cash flow information:
Cash paid for interest	306,109	313,813
Cash paid for taxes	5,075	8,825
Non-cash investing and financing activities
Shares issued to Roth for advisory fee	578,833	—
Shares issued to GEM	529,943	—
Shares issued for marketing expenses	334,772	—
Shares issued to MZHCI for investor relations services	94,800	—
Shares issued to J.V.B for payment of outstanding debt	115,000	—
Settlement of GEM commitment fee	200,000	—
Shares issued to Yorkville for commitment fee	500,000	—
Shares issued to Yorkville for redemption premium	115,800	—
Shares issued for exercise of Pre-Funded warrants	866	—
Issuance of convertible promissory note - GEM	1,000,000	—
Conversion of convertible notes - Yorkville	4,130,000	—
Conversion of convertible notes - related party	2,540,091	—
Shares issued to CP BF for debt restructuring	1,287,003	—
Warrants and pre-funded warrants issued to CP BF for debt restructuring	2,763,161	—
Shares issued to Alco for debt restructuring	1,098,614	—
Warrants and pre-funded warrants issued to Alco for debt restructuring	7,768,006	—
Bifurcated embedded derivative liabilities at issuance	—	623,065
Bifurcated embedded derivative liabilities at issuance—related party	12,000	1,062,776

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

Reverse Stock Split

On August 29, 2024, the Company held a special meeting of securityholders (the “Special Meeting”). At the Special Meeting, the Company’s securityholders approved the proposal to amend the Second Amended and Restated Certificate of Incorporation to effect a reverse stock split with respect to the Company’s issued and outstanding Class A Common Stock, at a ratio of up to 1-for-50, with the final ratio and exact timing to be determined at the discretion of the Board of Directors (the "Reverse Stock Split"). On September 10, 2024, the Board determined to effect a reverse stock split at a ratio of 1-for-50, effective as of September 19, 2024 and filed an amendment with the Secretary of State of the State of Delaware. The Class B Common Stock was not affected by the Reverse Stock Split.

No cash or fractional shares will be issued in connection with the Reverse Stock Split, and instead the Company will round up to the next whole share in lieu of issuing factional shares that would have been issued in the reverse split. Proportional adjustments were made to the number of shares of Class A Common Stock issuable upon exercise or conversion of the Company’s outstanding stock options and warrants, the exercise price or conversion price (as applicable) of the Company’s outstanding stock options and warrants, and the number of shares reserved for issuance under the Company’s equity incentive plan. All Class A Common Stock share and per share information included in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the impact of the Reverse Stock Split.

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

Reclassifications

Certain amounts in the prior year’s consolidated financial statements, as of December 31, 2023 have been reclassified to conform to the current period's presentation. This involved reclassifying the debt outstanding with counterparty CP BF which were previously disclosed as Convertible Notes and Notes payable to Convertible notes - related party and Notes payable - related party, net of discount. This reclassification had no effect on the Company’s loss from operations, net loss, or net loss per share.

Revision of Prior Period Financial Statements

A revision was made to correct an overstatement of additional paid-in capital and accumulated deficit in the Company's consolidated balance sheet and an overstatement of stock-based compensation expense in the statement of operations due to the incorrect calculation of stock-based compensation expense for the three-month periods ended March 31, 2024 and June 30, 2024. The adjustment recorded increased equity and decreased stock-based compensation expense by $210,140 for the three months ended March 31, 2024. During the three months ended June 30, 2024, the adjustment recorded increased equity and decreased stock-based compensation expense by $209,780, resulting in a cumulative adjustment of $419,921 to the six months ended June 30, 2024.

In accordance with Staff Accounting Bulletin No. 99, Materiality, the Company has concluded that the previously issued financial statements as of and for the three months ended March 31, 2024 and the three and six months ended June 30, 2024 were not considered to be materially misstated, either as a result of this identified error, or any other identified misstatements, corrected or uncorrected, impacting these periods, individually or in the aggregate. To correct the identified error(s), the Company made certain revisions to its previously issued financial statements, on Form 10-Q, for the three months ending March 31, 2024 and for the three and six months ended June 30, 2024. These revisions are included in this Form 10-Q, for the three and nine months ended September 30, 2024. The Company corrected its previously issued financial statements to reflect the correction of this error rather than record a cumulative out-of-period adjustment for this error in the current period. This error did not impact any periods prior to January 1, 2024.

A summary of the revision as of and for the three months ended March 31, 2024 is as follows:

	Three Months Ended March 31, 2024
	As Reported	Adjustment	Corrected
Impacted Financial Statement Line Item
Balance sheet
Additional paid-in capital	$20,423,755	$(210,140)	$20,213,615
Accumulated deficit	(51,266,596)	210,140	(51,056,456)
Total stockholders' deficit	(30,842,575)	—	(30,842,575)
Income statement
General and administrative	4,308,929	(210,140)	4,098,789
Total operating expenses	4,310,493	(210,140)	4,100,353
Operating loss	(3,612,401)	210,140	(3,402,261)
Net loss	(4,500,272)	210,140	(4,290,132)
Net loss per share - basic and diluted	(1.72)	0.08	(1.64)
Statement of stockholders' deficit
Additional paid-in-capital: stock-based compensation expense	252,967	(210,140)	42,827
Additional paid-in-capital: balance	20,423,755	(210,140)	20,213,615
Accumulated deficit: net loss	(4,500,272)	210,140	(4,290,132)
Accumulated deficit: balance	(51,266,596)	210,140	(51,056,456)
Total stockholders' deficit: balance	(30,842,575)	—	(30,842,575)
Statement of cash flows
Net loss	(4,500,272)	210,140	(4,290,132)
Stock-based compensation expense	252,967	(210,140)	42,827
Net cash used in operating activities	$(2,116,786)	$—	$(2,116,786)

A summary of the revision as of and for the three months ended June 30, 2024 is as follows:

	Three Months Ended June 30, 2024
	As Reported	Adjustment	Corrected
Impacted Financial Statement Line Item
Balance sheet
Additional paid-in capital	$23,582,486	$(419,921)	$23,162,565
Accumulated deficit	(55,431,705)	419,921	(55,011,784)
Total stockholders' deficit	(31,848,920)	—	(31,848,920)
Income statement
General and administrative	4,319,014	(209,780)	4,109,234
Total operating expenses	4,320,275	(209,780)	4,110,495
Operating loss	(3,582,086)	209,780	(3,372,306)
Net loss	(4,165,108)	209,780	(3,955,328)
Net loss per share - basic and diluted	(1.48)	0.07	(1.41)
Statement of stockholders' deficit
Additional paid-in-capital: stock-based compensation expense	412,442	(209,780)	202,662
Additional paid-in-capital: balance	23,582,486	(209,780)	23,372,706
Accumulated deficit: net loss	(4,165,108)	209,780	(3,955,328)
Accumulated deficit: balance	(55,431,705)	209,780	(55,221,925)
Total stockholders' deficit: balance	$(31,848,920)	$—	$(31,848,920)

A summary of the revision as of and for the six months ended June 30, 2024 is as follows:

	Six Months Ended June 30, 2024
	As Reported	Adjustment	Corrected
Impacted Financial Statement Line Item
Balance sheet
Additional paid-in capital	$23,582,486	$(419,921)	$23,162,565
Accumulated deficit	(55,431,705)	419,921	(55,011,784)
Total stockholders' deficit	(31,848,920)	—	(31,848,920)
Income statement
General and administrative	8,627,943	(419,921)	8,208,022
Total operating expenses	8,630,768	(419,921)	8,210,847
Operating loss	(7,194,487)	419,921	(6,774,566)
Net loss	(8,665,380)	419,921	(8,245,459)
Net loss per share - basic and diluted	(3.20)	0.16	(3.04)
Statement of stockholders' deficit
Additional paid-in-capital: stock-based compensation expense	665,409	(419,921)	245,488
Additional paid-in-capital: balance	23,582,486	(419,921)	23,162,565
Accumulated deficit: net loss	(8,665,380)	419,921	(8,245,459)
Accumulated deficit: balance	(55,431,705)	419,921	(55,011,784)
Total stockholders' deficit: balance	(31,848,920)	—	(31,848,920)
Statement of cash flows
Net loss	(8,665,380)	419,921	(8,245,459)
Stock-based compensation expense	665,409	(419,921)	245,488
Net cash used in operating activities	$(3,812,695)	$—	$(3,812,695)

2. Going Concern

As of September 30, 2024 the Company had cash of approximately $4.3 million. For the nine months ended September 30, 2024, the Company used approximately $5.4 million in cash for operating activities. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of September 30, 2024, the Company had an accumulated deficit of approximately $70.4 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year of the date these financial statements were issued.

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

On September 16, 2024, the Company committed to a reduction in force (the "Reduction") intended to decrease expenses and maintain a streamlined organization to support key programs and customers, and that is expected to conserve cash. As part of the Reduction, the Company reduced its headcount by 24 employees, which represented approximately 34% of the Company's full-time employees as of September 15, 2024. The cost-saving measures from the Reduction are expected to reduce annual operating expenses by approximately an additional $1.3 million beginning in the fourth quarter of 2024. The Company estimates that it will incur total restructuring charges of approximately $0.1 million, including severance payments in connection with the Reduction. The Company completed the reduction in October, 2024.

These accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations of the SEC relating to interim financial statements. The December 31, 2023 balance sheet information was derived from the audited financial statements as of that date. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2024. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stock—basic and diluted	$(15,413,927)	$(782,302)	$(23,659,387)	$(8,033,477)
Denominator:
Weighted average shares—basic and diluted	3,162,909	2,394,122	2,861,665	2,394,067
Net loss per share attributable to common stock—basic and diluted	$(4.87)	$(0.33)	$(8.27)	$(3.36)

Securities that were excluded from loss per share as their effect would be anti-dilutive due to the net loss position that could potentially be dilutive in future periods are as follows:

	As of September 30,
	2024	2023
Options	26,946	13,649
RSUs	16,501	—
Public warrants	230,000	—
GEM warrants	16,571	—
Common warrants	4,527,613	—
Placement agent warrants	104,902	—
Pre-funded warrants	2,530,095	—
Total	7,452,628	13,649

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

Bridge Notes - Fair Value Option Election

The Company determined the Agile Notes and 1800 diagonal Notes (The "Bridge Notes") (as defined in Note 11 - Debt) were eligible for the fair value option, in accordance with ASC 825-10-50-28, and made such election to account for the Bridge Notes, respectively entirely at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. Additional term or other notes may be issued in subsequent periods where the Company would be able to make a fair value option election upon issuance provided eligibility criteria are met. The Company records the portion of the Bridge Notes that are issued and outstanding for accounting purposes at fair value with changes in fair value recorded in other income (expense), net in the condensed consolidated statement of operations, except for the portion of the total change in fair value that results from a change in the instrument-specific credit risk of the Bridge Notes, which is recorded in other comprehensive income (loss), if applicable. The fair value option election was made to align the accounting for the Bridge Notes with the Company's financial reporting objectives and reduce operational effort to account for embedded features that otherwise would require bifurcation as a separate unit of account.

Pursuant to the fair value option election, direct and incremental debt issuance costs and consideration paid to the lender related to the Bridge Notes were expensed as incurred and recorded in other income (expense), net in the condensed consolidated statements of operations. Measurement of the change in fair value of the Bridge Notes includes accrued interest, whether paid-in-kind or cash.

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

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management during the three and nine months ended September 30, 2024 and 2023. The carrying amount of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue, and other current liabilities approximated their fair values as of September 30, 2024 and December 31, 2023.

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

The aggregate consideration payable to securityholders of Banzai at the Closing Date was equal to $100,000,000. Holders of 64,149 shares of 7GC's Class A common stock, par value $0.0001 per share ("7GC Class A Common Stock"), exercised their right to redeem their shares for cash at a redemption price of approximately $538.00 per share, for an aggregate redemption amount of $34,524,065. Immediately prior to the Closing Date, each share of Banzai's Preferred Stock that was issued and outstanding was automatically converted into one share of Banzai's Class A Common Stock, par value $0.0001 per share. Each share of Banzai's Class B Common Stock that was not held by the Chief Executive Officer of the Company converted to one share of Banzai's Class A Common Stock, while the Chief Executive Officer received Class B Common Stock.

On the terms and subject to the conditions set forth in the Merger Agreement, at the Second Effective Time, each share of common stock of the Surviving Corporation issued and outstanding immediately prior to the Second Effective Time was cancelled and no consideration was delivered therefore.

Upon the closing of the merger, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 350,000,000 shares, consisting of 250,000,000 shares of Class A Common Stock, 25,000,000 shares of Class B Common Stock, and 75,000,000 shares of Preferred Stock, all having a par value of $0.0001 per share. As of September 30, 2024, there were 4,303,443 shares of Common Stock and no shares of Preferred Stock outstanding.

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

Due to Related Party of 7GC

During the year ended December 31, 2023, the Sponsor paid certain expenses on behalf of 7GC. Upon Closing of the Merger, Banzai assumed the $67,118 liability. As of September 30, 2024, the entire balance remained outstanding and is included within due to related party under current liabilities on the accompanying unaudited condensed consolidated balance sheet.

Legacy Banzai Related Party Transactions

During 2023, Legacy Banzai issued Promissory Notes and Convertible Notes to related parties. See Note 11 - Debt for further details related to these transactions and associated balances.

Debt Conversion Agreement with Alco

On September 19, 2024, the Company and Alco agreed to convert the entire outstanding balance of all debt owing to Alco, into equity in the form of common stock, common stock warrants and prefunded warrants. See Note 11 - Debt and Note 15 - Equity, for further details related to the transaction and associated balances.

Debt Restructuring Agreement with CPBF

On September 5, 2024, the Company and CP BF agreed to amend the entire outstanding balance of all debt previously in the form of one term note and two convertible notes into one new consolidated convertible note. The newly issued consolidated convertible note was issued on September 23, 2024. Additionally on September 23, 2024, the Company and CP BF entered into a share purchase agreement where the Company issued equity in the form of common stock, common stock warrants and prefunded warrants to CP BF for the reduction of $2 million of debt under the newly issued consolidated convertible note. See Note 11 - Debt and Note 15 - Equity, for further details related to the transaction and associated balances.

Due to Related Party of Company CEO

On September 12, 2024, the CEO of the Company loaned the Company an advance of $100,000. The advance is non-interest bearing, and matures one year from issuance. As of September 30, 2024, the entire balance remained outstanding and is included within due to related party under current liabilities on the accompanying unaudited condensed consolidated balance sheet.

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

Disaggregation of Revenue

The following table summarizes revenue by region based on the billing address of customers for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas	$626,768	58%	$666,992	60%
Europe, Middle East and Africa (EMEA)	333,960	31%	360,484	33%
Asia Pacific	119,879	11%	80,936	7%
Total	$1,080,607	100%	$1,108,412	100%

The following table summarizes revenue by region based on the billing address of customers for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas	$1,797,307	56%	$2,041,393	59%
Europe, Middle East and Africa (EMEA)	1,080,876	33%	1,157,712	33%
Asia Pacific	350,093	11%	279,689	8%
Total	$3,228,276	100%	$3,478,794	100%

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

	Opening Balance	Closing Balance	Opening Balance	Closing Balance
	1/1/2024	9/30/2024	1/1/2023	9/30/2023
Accounts receivable, net	$105,049	$37,386	$68,416	$94,398

Costs to Obtain a Contract

Sales commissions, the principal costs incurred to obtain a contract, are earned when the contract is executed. Management has capitalized these costs and amortized the commission expense over time in accordance with the related contract's term. For the three and nine months ended September 30, 2024, commission expenses were $50,707 and $193,995, respectively. For the three and nine months ended September 30, 2023, commission expenses were $91,929 and $282,548, respectively.

Capitalized commissions at September 30, 2024 and December 31, 2023 were $37,118 and $51,472, respectively, and are included within prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following summarizes the Costs to obtain a contract activity during the three and nine months ended September 30, 2024:

Balance - December 31, 2023	$51,472
Commissions Incurred	31,610
Deferred Commissions Recognized	(44,620)
Balance - March 31, 2024	38,462
Commissions Incurred	48,316
Deferred Commissions Recognized	(47,634)
Balance - June 30, 2024	39,144
Commissions Incurred	42,739
Deferred Commissions Recognized	(44,765)
Balance - September 30, 2024	$37,118

The following summarizes the Costs to obtain a contract activity during the three and nine months ended September 30, 2023:

Balance - December 31, 2022	$69,737
Commissions Incurred	88,928
Deferred Commissions Recognized	(104,289)
Balance - March 31, 2023	54,376
Commissions Incurred	60,777
Deferred Commissions Recognized	(75,001)
Balance - June 30, 2023	40,152
Commissions Incurred	50,845
Deferred Commissions Recognized	(69,451)
Balance - September 30, 2023	$21,546

7. Fair Value Measurements

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the periods ended September 30, 2024 and the year ended December 31, 2023. The carrying amount of accounts payable approximated fair value as they are short term in nature.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 Fair Value Measurements and Disclosures for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the Public Warrants liabilities represent Level 1 measurements. The estimated fair value of the convertible notes bifurcated embedded derivative liabilities, GEM warrant liabilities, Yorkville convertible note, SAFE, Agile term notes and 1800 Diagonal convertible notes represent Level 3 measurements.

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2024	December 31, 2023
Liabilities:
Warrant liabilities - public	1	$115,000	$575,000
GEM warrant liabilities	3	$47,000	$641,000
Yorkville convertible note	3	$—	$1,766,000
Agile term notes	3	$1,085,000	$—
Bifurcated embedded derivative - related party	3	$44,000	$—
1800 Diagonal convertible notes	3	$333,000	$—

Warrant Liability - Public Warrants

The Company assumed 230,000 Public Warrants in the Merger which were outstanding as of September 30, 2024 and December 31, 2023. The fair values of the Public Warrants are measured based on the listed market price of such warrants through September 30, 2024. See Note 12 - Warrant Liabilities for further details.

As of September 30, 2024, the Company recognized a benefit of approximately $460,000 resulting from changes in the fair value of the derivative warrant liabilities, presented as change in fair value of warrant liabilities - related party in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the Public Warrants liability which are Level 1 financial liabilities that are measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2023	$575,000
Change in fair value	(115,000)
Balance at March 31, 2024	460,000
Change in fair value	(230,000)
Balance at June 30, 2024	230,000
Change in fair value	(115,000)
Balance at September 30, 2024	$115,000

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

As of September 30, 2024, the Company recognized a benefit of approximately $594,000, resulting from changes in the fair value of the derivative warrant liabilities, presented as change in fair value of warrant liabilities in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the GEM Warrants liability which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2023	$641,000
Change in fair value	(408,000)
Balance at March 31, 2024	233,000
Change in fair value	(154,000)
Balance at June 30, 2024	79,000
Change in fair value	(32,000)
Balance at September 30, 2024	$47,000

Yorkville Convertible Notes

The measurement of fair value of the Yorkville convertible notes were determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, term, volatility, risk-free rate, and probability of optional redemption). Refer to Note 11 - Debt for further details.

As of September 30, 2024, the Company recognized a loss of approximately $693,000 resulting from changes in the fair value of the Yorkville convertible notes, presented as change in fair value of convertible promissory notes in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the Yorkville convertible notes which is a Level 3 financial liability measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2023	$1,766,000
Issuance of Yorkville convertible note	2,250,000
Loss on debt issuance	171,000
Payment in shares to settle Yorkville convertible notes	(1,667,000)
Change in fair value	544,000
Balance at March 31, 2024	3,064,000
Payment in shares to settle Yorkville convertible notes	(335,000)
Repayment in cash of Yorkville convertible notes	(750,000)
Change in fair value	34,000
Balance at June 30, 2024	2,013,000
Payment in shares to settle Yorkville convertible notes	(2,128,000)
Change in fair value	115,000
Balance at September 30, 2024	$—

Bifurcated Embedded Derivative Liabilities

The fair value of the embedded put options, relating to the Convertible Notes - Related Party, Convertible Notes, and Term and Convertible Notes (CP BF), was determined using a Black Scholes option pricing model. Estimating fair values of embedded conversion features requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Because the embedded conversion features are initially and subsequently carried at fair values, the Company’s consolidated statements of operations will reflect the volatility in these estimate and assumption changes. On December 14, 2023, all outstanding principal and accrued interest, including the carrying value of any related embedded derivative, related to the Related Party Convertible Notes and Third Party Convertible Notes converted into the Company’s Class A Common Stock pursuant to the close of the Merger Agreement. Upon the conversion described above, the bifurcated embedded derivative liabilities were $0 as of September 30, 2024 and December 31, 2023, respectively. Refer to Note 11 - Debt for further details.

The following table sets forth a summary of the changes in the fair value of the bifurcated embedded derivative liabilities for the nine months ended September 30, 2023, related to the Related Party and Third Party Convertible Debt, respectively, which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Fair Value
	Related Party	Third Party
Balance at December 31, 2022	$1,936,827	$845,473
Issuance of convertible notes with bifurcated embedded derivative	707,000	—
Change in fair value	137,285	32,415
Balance at March 31, 2023	2,781,112	877,888
Issuance of convertible notes with bifurcated embedded derivative	419,451	330,390
Change in fair value	(478,198)	(194,643)
Balance at June 30, 2023	2,722,365	1,013,635
Issuance of convertible notes with bifurcated embedded derivative	—	229,000
Change in fair value	413,272	198,728
Balance at September 30, 2023	$3,135,637	$1,441,363

The fair value of the embedded put options, relating to the Convertible Note to CP BF issued on September 23, 2024, was determined using a Black Scholes option pricing model. Estimating fair values of embedded conversion features requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Because the embedded conversion features are initially and subsequently carried at fair values, the Company’s consolidated statements of operations will reflect the volatility in these estimate and assumption changes. The bifurcated embedded derivative net asset was $44,000 as of September 30, 2024. Refer to Note 11 - Debt for further details.

The following table sets forth a summary of the changes in the fair value of the bifurcated embedded derivative liabilities for the nine months ended September 30, 2023, relating to the Convertible Note to CP BF issued on September 23, 2024, which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

Fair Value
CP BF Convertible
Issuance of convertible notes with bifurcated embedded derivative net asset	$12,000
Change in fair value	32,000
Balance at September 30, 2024	$44,000

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

The fair value of the SAFEs was determined using a scenario-based method for the pre-modification SAFE's and a Monte Carlo simulation method for the post-modification SAFEs. The value of the SAFE liability as of December 31, 2023 is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the SAFEs on the date of issuance was determined to be $3,836,000. On December 14, 2023, all outstanding principal related to the Third Party SAFEs and Related Party SAFEs converted into the Company’s Class A Common Stock pursuant to the close of the Merger Agreement. Upon the conversion described above, the SAFEs were $0 as of September 30, 2024 and December 31, 2023, respectively. Refer to Note 13 - Simple Agreements for Future Equity for further details.

The following tables set forth a summary of the activity of the Related Party and Third Party SAFE liabilities, respectively (See Note 13 - Simple Agreements for Future Equity for further detail), which represents a recurring fair value measurement at the end of the relevant reporting period:

	Fair Value
	Related Party	Third Party
Balance at December 31, 2022	$8,802,196	$663,804
Change in fair value	303,139	22,861
Balance at March 31, 2023	9,105,335	686,665
Change in fair value	909,418	68,582
Balance at June 30, 2023	10,014,753	755,247
Change in fair value	(3,139,564)	(276,436)
Balance at September 30, 2023	$6,875,189	$478,811

Term Notes (Agile)

On July 22, 2024, and September 13, 2024, the Company entered into term loan promissory note agreements with Agile Lending, LLC, and Agile Capital Funding, LLC, as the collateral agent, as discussed further in Note 11 of the unaudited notes to the condensed consolidated financial statements.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2024. We classified the Agile Term Notes as a Level 3 fair value measurement and used a discounted cash flow model to calculate the fair values as of July 22, 2024, and September 13, 2024, respectively and for each subsequent reporting period. Key inputs for the valuation are summarized below. The discounted cash flow model uses inputs such as the contractual term of the note and a market participant interest rate.

The range of key inputs at issuance of the Agile term notes and for the period ended September 30, 2024, were as follows:

	July Agile Note		September Agile Note
Key Inputs	July 22, 2024	September 30, 2024	September 13, 2024	September 30, 2024
Contractual term (years)	0.55	0.36	0.48	0.43
Interest rate	18.92%	14.75%	14.37%	14.75%

Refer to Note 11 - Debt, for a summary of the changes in the fair value of the Agile term notes which is a Level 3 financial liability measured at fair value on a recurring basis.

Convertible Notes (1800 Diagonal)

On August 16, 2024, and September 24, 2024, the Company entered into convertible promissory notes with 1800 Diagonal Lending, LLC, as discussed further in Note 11 of the unaudited notes to the condensed consolidated financial statements.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2024. We classified the Notes as a Level 3 fair value measurement and used the Black-Scholes option pricing model to calculate the fair values as of August 16, 2024, and September 24, 2024, respectively and for each subsequent reporting period. Key inputs for the simulation are summarized below. The Black-Scholes simulation uses inputs such as the stock price, volatility, the contractual term of the note, risk free interest rates and dividend yields.

The range of key inputs for the Black-Scholes simulations at issuance of the 1800 Diagonal convertible notes and for the period ended September 30, 2024, were as follows:

	August 1800 Diagonal Note		September 1800 Diagonal Note
Key Inputs	August 16, 2024	September 30, 2024	September 24, 2024	September 30, 2024
Stock price	$5.58	$4.97	$8.24	$4.97
Contractual term (years)	0.84	0.72	0.86	0.84
Risk-free rate	5.00%	4.46%	4.34%	4.39%
Volatility	114%	214%	192%	201%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Refer to Note 11 - Debt, for a summary of the changes in the fair value of the 1800 Diagonal convertible notes which is a Level 3 financial liability measured at fair value on a recurring basis.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at the dates indicated:

	September 30, 2024	December 31, 2023
Prepaid expenses and other current assets:
Service Trade	$270,548	$364,384
Prepaid insurance costs	135,457	17,661
Prepaid consulting costs	116,407	120,332
Prepaid software costs	74,158	29,887
Prepaid advertising and marketing costs	64,092	11,074
Prepaid commissions	37,118	51,472
Prepaid merchant fees	26,497	26,224
Prepaid data license and subscription costs	18,750	53,124
Other current assets	10,719	66,997
Total prepaid expenses and other current assets	$753,746	$741,155

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at the dates indicated:

	September 30, 2024	December 31, 2023
Accrued expenses and other current liabilities:
Accrued accounting and professional services costs	$2,776,213	$1,511,889
Sales tax payable	388,777	314,873
Excise tax payable	223,717	223,717
Accrued legal costs	153,977	2,694,439
Accrued payroll and benefit costs	111,264	185,504
Accrued streaming service costs	47,147	37,765
Accrued subscription costs	29,552	22,110
Deposits	—	54,102
Other current liabilities	73,268	149,841
Total accrued expenses and other current liabilities	$3,803,915	$5,194,240

10. Deferred Revenue

Deferred revenue represents amounts that have been collected in advance of revenue recognition and is recognized as revenue when transfer of control to customers has occurred or services have been provided. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable revenue agreements. Differences between the revenue recognized per the below schedule, and the revenue recognized per the consolidated statement of operations, reflect amounts not recognized through the deferred revenue process, and which have been determined to be insignificant. For the nine months ended September 30, 2024 and 2023, the Company recognized $874,119 and $919,764 in revenue that was included in the prior year deferred revenue balance, respectively.

The change in deferred revenue was as follows for the periods indicated:

	Nine Months Ended	Year Ended
	September 30, 2024	December 31, 2023
Deferred revenue, beginning of period	$1,214,096	$930,436
Billings	3,234,752	4,781,924
Revenue recognized (prior year deferred revenue)	(874,119)	(930,436)
Revenue recognized (current year deferred revenue)	(2,354,157)	(3,567,828)
Deferred revenue, end of period	$1,220,572	$1,214,096

The deferred revenue balance is short-term and included under current liabilities on the accompanying unaudited condensed consolidated balance sheet.

11. Debt

Convertible Notes

Convertible Notes - Related Party

During 2022 and 2023, the Company issued subordinated convertible promissory notes to related parties Alco Investment Company (“Alco”), Mason Ward, and DNX. Alco held its ownership of over 10% of the issued equity of the Company, through its ownership of Series A preferred stock. DNX held in excess of 5% of the issued equity of the Company, through its ownership of Series A preferred stock. The Related Party Convertible Notes bear interest at a rate of 8% per annum, and are convertible into the same series of capital stock of the Company to be issued to other investors upon a Qualified Financing (as defined in the agreement).

For the three and nine months ended September 30, 2023, the Company recorded a $0 and $1,126,451, respectively, debt discount upon issuance of additional Related Party Convertible Notes. For the three months ended September 30, 2023, interest expense on the Related Party Convertible Notes totaled $710,918, comprised of $136,786 of contractual interest and $574,132 for the amortization of the discount. For the nine months ended September 30, 2023, interest expense on the Related Party Convertible Notes totaled $1,646,605, comprised of $352,560 of contractual interest and $1,294,045 for the amortization of the discount.

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

For the three and nine months ended September 30, 2023, the Company recorded a $229,000 and $559,390, respectively, debt discount upon issuance of additional Third Party Convertible Notes. For the three months ended September 30, 2023, interest expense on the Third Party Convertible Notes totaled $384,553, comprised of $62,977 of contractual interest and $321,576 for the amortization of the discount. For the nine months ended September 30, 2023, interest expense on the Third Party Convertible Notes totaled $678,530, comprised of $135,539 of contractual interest and $542,991 for the amortization of the discount.

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

Promissory Notes

Promissory Notes - Related Party

On August 30, 2023, the Company issued a subordinate promissory note (“Alco August Promissory Note”) in the aggregate principal amount of $150,000 to Alco Investment Company, a related party. Alco held its ownership of over 10% of the issued equity of the Company, through its ownership of Series A preferred stock. The Alco August Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on April 29, 2024. The Company recorded a $3,711 debt discount upon issuance of the Alco August Promissory Note. For the three months ended September 30, 2024, interest expense on the Alco August Promissory Note totaled $2,926, comprised of $2,039 of contractual accrued interest and $887 for the amortization of the discount. For the nine months ended September 30, 2024, interest expense on the Alco August Promissory Note totaled $11,284, comprised of $8,022 of contractual accrued interest and $3,261 for the amortization of the discount. As of September 19, 2024, and December 31, 2023, $150,000 of principal and $12,066 and $4,044, respectively, of accrued interest was outstanding under the Alco August Promissory Note recorded in note payable - related party, net of discount on the consolidated balance sheets.

On September 13, 2023, the Company issued a subordinate promissory note (“Alco September Promissory Note”) in the aggregate principal amount of up to $1,500,000 to Alco Investment Company, a related party. The Alco September Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest were due and payable on September 30, 2024, however the due date was extended and the debt subsequently settled (see below). The Company recorded $8,588 of debt issuance costs and a $638,808 debt discount upon issuance of the Alco September Promissory Note, relating to the share transfer agreements, see below. For the three months ended September 30, 2024, interest expense on the Alco September Promissory Note totaled $95,690, comprised of $32,986 of contractual accrued interest and $62,704 for the amortization of the discount. For the nine months ended September 30, 2024, interest expense on the Alco September Promissory Note totaled $283,188, comprised of $92,822 of contractual accrued interest and $190,366 for the amortization of the discount. As of September 19, 2024 and December 31, 2023, $1,500,000 of principal and $123,397 and $30,575, respectively, of accrued interest was outstanding under the Alco September Promissory Note recorded in note payable - related party, net of discount on the consolidated balance sheets.

On November 16, 2023, the Company issued a subordinate promissory note (“Alco November Promissory Note”) in the aggregate principal amount of up to $750,000 to Alco Investment Company, a related party. The Alco November Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest were due and payable on April 13, 2024, however the due date was extended and the debt subsequently settled (see below). The Company recorded a $363,905 debt discount upon issuance of the Alco November Promissory Note relating to the share transfer agreements, see below. For the three months ended September 30, 2024, interest expense on the Alco November Promissory Note totaled $103,940, comprised of $13,973 of contractual accrued interest and $89,967 for the amortization of the discount. For the nine months ended September 30, 2024, interest expense on the Alco November Promissory Note totaled $321,189, comprised of $43,891 of contractual accrued interest and $277,298 for the amortization of the discount. As of September 19, 2024 and December 31, 2023, $750,000 of principal and $51,288 and $7,397, respectively, of accrued interest was outstanding under the Alco November Promissory Note recorded in note payable - related party, net of discount on the consolidated balance sheets.

On December 13, 2023, the Company issued a subordinate promissory note (“Alco December Promissory Note”) in the aggregate principal amount of up to $2,000,000 to Alco Investment Company, a related party. The Alco December Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on December 31, 2024. The Company recorded a $1,496,252 debt discount upon issuance of the Alco December Promissory Note, relating to the share transfer agreements, see below. For the three months ended September 30, 2024, interest expense on the Alco December Promissory Note totaled $387,058, comprised of $37,260 of contractual accrued interest and $349,798 for the amortization of the discount. For the nine months ended September 30, 2024, interest expense on the Alco December Promissory Note totaled $936,941, comprised of $117,040 of contractual accrued interest and $819,901 for the amortization of the discount. As of September 19, 2024 and December 31, 2023, $2,000,000 of principal and $124,930 and $7,890, respectively, of accrued interest was outstanding under the Alco December Promissory Note recorded in note payable – related party, net of discount on the consolidated balance sheets.

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

September 2024 Alco Promissory Note Conversion and Settlement

On September 19, 2024, the Company and Alco agreed to convert an aggregate balance of $4,711,681 of debt inclusive of principal and accrued interest, representing the aggregate total balance outstanding to Alco as of that date (excluding the carrying value of debt discounts), into 282,420 shares of Class A Common Stock, Warrants to purchase up to 1,331,340 shares of Class A Common Stock and Pre-Funded Warrants to purchase up to 1,048,920 shares of Class A Common Stock (collectively, the “Alco Securities”), and in full settlement of the balance outstanding to Alco. The Company recognized the issuance of the Alco Securities, on September 19, 2024, in full settlement of all amounts owing to Alco. The grant date fair value of the Class A Common Stock, Warrants to purchase shares of Class A Common Stock and Pre-Funded Warrants to purchase shares of Class A Common Stock, were determined to be $1,098,614, $3,687,812, and $4,080,194, respectively. As a result of this transaction, the Company recognized a loss on extinguishment of $4,808,882, as of September 23, 2024, which was recognized as Loss on conversion and settlement of Alco promissory notes per the condensed consolidated statement of operations for the three months ended September 30, 2024.

Promissory Notes - 7GC

The Company assumed two promissory notes in connection with the Merger which remained outstanding as of December 31, 2023. On February 9, 2024, the $2,540,091 balance was converted into 17,813 shares the Company’s Class A Common Stock pursuant to the terms in the 7GC Promissory Notes.

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

As of September 30, 2024, the Company has issued an aggregate of 40,001 shares of Class A Common Stock to GEM in lieu of monthly payment obligations and the remaining balance of the GEM Promissory Note as of September 30, 2024 is $470,057 recorded in the convertible notes line on the unaudited consolidated balance sheet.

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

Pursuant to the terms of the Amended Repayment Agreement, the Company made a cash principal payment of $750,000 on May 31, 2024 (the “Repayment Date”), and issued an Advance Notice for the purchase of 12,000 shares of Class A Common Stock (the “Premium Advance Shares”) (representing the number of shares the Company reasonably believed would be sufficient to result in net proceeds of $75,000 as of the Repayment Date) (the “Premium Advance”). The total purchase price for the Premium Advance was $110,040, of which $75,000 was applied in satisfaction of the Payment Premium, and the remaining $35,040 was paid by Yorkville to the Company in cash (the “Cash Surplus”). The Premium Advance Shares were recorded at fair value totaling $115,800 on the Repayment Date, and the excess of fair value over the Cash Surplus was recorded to the consolidated statement of operations in line Yorkville prepayment premium expense.

On September 20, 2024, the Company entered into a Floor Price Reduction Agreement (the “Floor Price Reduction Agreement”) with Yorkville. The Company and Yorkville, pursuant to the Floor Price Adjustment Agreement, agreed to amend and restate the prior repayment agreements such that the outstanding principal under the Amended Debt Repayment Agreement was reduced to $0.7 million, with no remaining interest, the floor price, as described in the Outstanding Promissory Notes, was adjusted to $2.00, and the maturity date for the Outstanding Promissory Notes is extended by 120 days to January 17, 2025.

The Yorkville Promissory Notes have a maturity date (as modified by the Floor Price Reduction Agreement) of January 17, 2025, and accrue interest at 0% per annum, subject to an increase to 18% per annum upon events of default as defined in the agreement. As of September 30, 2024, no events of default have occurred.

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

During the three and nine months ended September 30, 2024, $1,200,000 and $2,000,000 of the full outstanding principal under the December Yorkville Convertible Note, respectively, was converted into 239,441 and 275,885 shares of Class A Common stock of the Company, respectively. During the three and nine months ended September 30, 2024, the full principal amount of $1,000,000 under the February Yorkville Promissory Note was converted into 0 and 28,914, respectively, Class A Common stock of the Company. During the three and nine months ended September 30, 2024, the full outstanding principal amount of $750,000 under the March Yorkville Promissory Note was converted into 149,863, Class A Common stock of the Company.

As of September 30, 2024 and December 31, 2023, the principal amount outstanding under the Yorkville Promissory Notes was $0 and $2,000,000, respectively. During the three and nine months ended September 30, 2024, the Company recorded interest expense of $80,760 in connection with the Yorkville Promissory Notes, all of which was related to the Premium Advance.

The Yorkville Promissory Notes are required to be measured at fair value pursuant to ASC 480 Distinguishing Liabilities from Equity ("ASC 480") at the date of issuances and in subsequent reporting periods, due to the variable share-settled feature described above in which, if converted, the value to be received by Yorkville fluctuates based on something other than the fair value of the Company’s common stock. The fair value of the Yorkville Promissory Notes as of September 30, 2024 and December 31, 2023 was $— and $1,766,000, respectively. The Company used a Monte Carlo simulation model in order to determine the Yorkville Promissory Note’s fair value at December 31, 2023, with the following inputs: the fair value of the Company's common stock of $1.88 on December 31, 2023, estimated equity volatility of 71%, the time to maturity of 0.46 years, a discounted market interest rate of 14%, a risk free rate of 5.28%, and probability of optional redemption 10.0%.

During the three and nine months ended September 30, 2024, the Company recorded a loss of $115,000 and $693,000, respectively, related to the change in fair value of the Yorkville Promissory Notes liability, respectively. As of September 30, 2024, the full outstanding balances of the Yorkville Promissory Notes have been converted into the Company's Class A Common stock and repaid.

Term and Convertible Notes (CP BF) - related party

During 2021, the Company entered into a loan agreement with CP BF Lending, LLC (“CP BF”) comprised of a Term Note and a Convertible Note. The Term Note bears cash interest at a rate of 14% per annum paid monthly and accrued interest payable-in-kind (“PIK”) cumulatively at 1.5% per annum. The outstanding principal balance of the Term Note together with accrued and unpaid interest thereon, unpaid fees and expenses and any other Obligations then due, shall be paid on February 19, 2025 (“Loan Maturity Date”). The Convertible Note accrues PIK interest cumulatively at a rate of 15.5% per annum, and is convertible into Class A Common Stock upon Qualified Financing (as defined in the agreement), upon a Change of Control (as defined in the agreement), upon Prepayment, or at Maturity at a fixed conversion price of $133.64 per unit. If not sooner converted or prepaid, the Convertible Note principal together with accrued and unpaid interest thereon, unpaid fees and expenses and any other Obligations then due, shall be paid on the Loan Maturity Date.

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

The effective interest rate for the Term Note was 16% for three and nine months ended September 30, 2024 and 2023. For the three and nine months ended September 30, 2024, interest expense on the Term Note totaled $264,235 and $851,175, respectively, comprised of $238,843 and $772,550, respectively, of contractual interest and $25,392 and $78,625, respectively, for the amortization of the discount. For the three and nine months ended September 30, 2023, interest expense on the Term Note totaled $287,116 and $849,377, respectively, comprised of $266,219 and $789,982, respectively, of contractual interest and $20,897 and $59,395 respectively, for the amortization of the discount.

The effective interest rate for the CP BF Convertible Note and First Amendment Convertible Note was 16% for the three and nine months ended September 30, 2024 and 2023. For the three and nine months ended September 30, 2024, interest expense on the Convertible Notes totaled $112,571 and $350,430, respectively, comprised of $104,314 and $325,818, respectively, of contractual interest and $8,257 and $24,612, respectively, for the amortization of the discount. For the three and nine months ended September 30, 2023, interest expense on the Convertible Notes totaled $109,413 and $309,564, respectively, comprised of $102,498 and $289,892, respectively, of contractual interest and $6,915 and $19,672, respectively, for the amortization of the discount.

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

CP BF restructuring - related party

On September 5, 2024, the Company entered into a side letter to the loan agreement with CP BF whereby the Company agreed to consolidate the Term Note, CP BF Convertible Note and First Amendment Convertible Note (combined the "Old CP BF Notes") into a single convertible note (the "2024 CP BF Convertible Note"). In accordance with ASC 470 Debt, the Company treated the Old CP BF Notes as extinguished and recognized a loss on debt extinguishment of $6,529,402, determined by the sum of the fair value of the 2024 CP BF Convertible Note, plus the fair value of the additional equity consideration given as part of the side letter and share purchase agreement, as discussed below, in excess of the carrying value of the Old CP BF Notes. After consideration of the below transactions it was determined CP BF is a related party as they own approximately 16% of the outstanding Class A Common Stock.

In conjunction with the side letter, the Company agreed to issue to CP BF, 70,000 shares of the Company's Class A Common Stock. On September 23, 2024 the transaction was finalized and the Company issued the 2024 CP BF Convertible Note with a principal amount of $10,758,775. The outstanding principal balance of the 2024 CP BF Convertible Note together with accrued interest thereon, unpaid fees and expenses and any other Obligations then due, shall be paid on February 19, 2027 (“2024 Loan Maturity Date”). The 2024 CP BF Convertible Note accrues interest at a rate of 15.5% which interest shall be paid in kind monthly and is convertible at the holder's option at any time on or following the effectiveness of the first resale registration statement covering the applicable conversion shares at a fixed conversion price per share of $3.89. Upon the occurrence, and during the continuance, of an Event of Default (as defined in the agreement), interest on the 2024 CP BF Convertible Note will bear PIK interest at a per annum rate of 20% (“2024 Default Rate”).

Additionally, the Company may voluntarily prepay the principal of the 2024 CP BF Convertible Note, in accordance with their terms, in whole or in part at any time. On the date of any such prepayment, the Company will owe to Lender: (i) all accrued interest with respect to the principal amount so prepaid through the date the prepayment is made and (ii) the Exit Fee with respect to the principal amount so prepaid, calculated as 1.0% of the outstanding principal balance of the loans, with only the portion of the principal balance so converted counted for purposes of determining the applicable Exit Fee; and provided further, that, in the event of a partial prepayment of the loans, the Exit Fee shall be calculated on the principal amount so repaid and not on the entire outstanding principal balance thereof, and (iii) all other Obligations, if any, that shall have become due and payable hereunder with respect to the principal amount so prepaid.

The embedded redemption put feature upon a Prepayment and Default Interest triggering events that are unrelated to the creditworthiness of the Company are not clearly and closely related to the debt host instrument, were separated and bundled together, as a derivative and assigned probabilities of being affected and initially measured at fair value in the amount of $12,000. Subsequent changes in fair value of the feature will be recognized as a gain or loss in the Consolidated Statement of Operations. The fair value of the bifurcated derivative asset was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative (See Note 7 - Fair Value Measurements).

Additionally, on September 23, 2024, the Company entered into a Securities Purchase Agreement (the “CP BF SPA”), a Registration Rights Agreement (the “CP BF RRA”), a Lock-Up Agreement (the “CP BF Lock Up”) and issued CP BF a Common Stock Purchase Warrant (the “CP BF Warrant”) and a Pre-Funded Warrant (the “CP BF Pre-Funded Warrant,” together with the CP BF SPA, CP BF RRA, CP BF Lock Up and CP BF Warrant, the “CP BF Transaction Documents”). Pursuant to the CP BF SPA, CP BF agreed to convert $2,000,000 in debt into 260,849 shares of Class A Common Stock, CP BF Warrants to purchase up to 565,553 shares of Class A Common Stock and CP BF Pre-Funded Warrants to purchase up to 304,704 shares of Class A Common Stock (all such securities and shares collectively referred to as the “CP BF Registrable Securities”). The CP BF Warrant can be exercised at an initial exercise price of $3.89 per share, subject to adjustment for a term of five years. The CP BF Pre-Funded Warrant will be exercisable at any time after the date of issuance at an exercise price of $0.0001. Neither warrant may be exercised if the holder, together with its affiliates, would beneficially own more than 19.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. Both warrants may be exercised via cash or cashless exercise. Pursuant to the CP BF RRA, the Company agreed to file a registration statement to register the CP BF Registrable Securities and for the registration statement to become effective on or before December 9, 2024. Under the CP BF Lock-Up, the Company’s CEO, Joe Davy, agreed not to sell an aggregate of 2,311,143 shares of Class B Common Stock that he owns until such time as CP BF no longer owns any of the CP BF Registrable Securities.

The effective interest rate for the 2024 CP BF Convertible Note was approximately 15.8% for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2024, interest expense on the 2024 CP BF Convertible Note totaled $26,398 of contractual interest.

The following table presents the 2024 CP BF Convertible Note as of September 30, 2024:

Carrying value of the CB BF convertible notes	$8,758,775
Accrued interest	26,398
Total CB BF convertible notes and accrued interest	$8,785,173

The following table presents the Old CP BF convertible notes as of September 30, 2024:

Face value of the CB BF convertible notes	$1,821,345
Debt discount, net	(17,370)
Carrying value of the CB BF convertible notes	1,803,975
Accrued interest	1,240,297
Carrying value of the CB BF term note extinguished	(3,044,272)
Total CB BF convertible notes and accrued interest	$—

The following table presents the Old CP BF convertible notes as of December 31, 2023:

Face value of the CB BF convertible notes	$1,821,345
Debt discount, net	(41,983)
Carrying value of the CB BF convertible notes	1,779,362
Accrued interest	914,479
Total CB BF convertible notes and accrued interest	$2,693,841

The following table presents the Old CP BF term note as of September 30, 2024:

Face value of the CB BF term note	$6,500,000
Debt discount, net	(50,961)
Carrying value of the CB BF term note	6,449,039
Accrued interest	853,451
Carrying value of the CB BF term note extinguished	(7,302,490)
Total CB BF term note and accrued interest	$—

The following table presents the Old CP BF term note as of December 31, 2023:

Face value of the CB BF term note	$6,500,000
Debt discount, net	(129,586)
Carrying value of the CB BF term note	6,370,414
Accrued interest	289,373
Total CB BF term note and accrued interest	$6,659,787

Term Notes (Agile)

On July 22, 2024, the Company entered into a subordinated business loan and security agreement (the "July Subordinated Business Loan and Security Agreement") with Agile Lending, LLC and Agile Capital Funding, LLC as the collateral agent. On July 22, 2024, the Company issued a subordinated secured promissory note (the “July Agile Note”) for an aggregate principal amount of $787,500 and received $750,000 of proceeds, net of administrative agent fees $37,500 to the collateral agent, with a maturity date of February 5, 2025 under the subordinated business loan and security agreement. The loan under the agreement bears interest at a rate of 42% and will be calculated on a three hundred and sixty (360) day year based on the actual number of days lapsed, and interest shall accrue on the loan commencing on and including the effective date pursuant to the Agreement's weekly repayment and amortization schedule.

On September 13, 2024, the Company entered into a subordinated business loan and security agreement (the "September Subordinated Business Loan and Security Agreement") with Agile Lending, LLC and Agile Capital Funding, LLC as the collateral agent. On September 13, 2024, the Company issued a subordinated secured promissory note (the “September Agile Note”) for an aggregate principal amount of $262,500 and received $250,000 of proceeds, net of administrative agent fees $12,500 to the collateral agent, with a maturity date of March 3, 2025 under the September Note. The September Note bears interest at a rate of 48%, and interest will be calculated on a three hundred and sixty (360) day year based on the actual number of days lapsed, and interest shall accrue on the September Note commencing on and including the effective date pursuant to the September Note Agreement's weekly repayment and amortization schedule.

The July Agile Note and the September Agile Note are together referred to as the “Agile Notes”.

The collateral under the subordinated business loan and security agreements consist of all of the Company’s goods, accounts, equipment, inventory, contract rights or rights to payment of money, leases, license agreements, franchise agreements, general intangibles (including intellectual property), commercial tort claims, documents, instruments (including any promissory notes), chattel paper (whether tangible or electronic), cash, deposit accounts and other collateral accounts, all certificates of deposit, fixtures, letters of credit rights, securities, and all other investment property, supporting obligations, and financial assets. Upon any Changes in Business or Management, Ownership (as defined in the agreements) or upon an Event of Default (as defined in the agreements), each of the July Agile Note and or the September Agile Note then-outstanding will become accelerated and the Company shall immediately pay to Agile an amount equal to the sum of (i) all outstanding principal of the term loan plus accrued and unpaid interest thereon accrued through the prepayment date, (ii) a Prepayment Fee (as defined in the agreements), plus (iii) all other obligations that are due and payable, including, without limitation, incremental interest at the Default Rate of 5.0% (as defined in the agreements). Additionally, the Company may voluntarily prepay the July Agile Note and or the September Agile Note, in accordance with their terms, in whole or in part at any time. On the date of such prepayment of any principal amounts, the Company will owe to Agile a Prepayment Fee comprising a make-whole premium payment on account of such principal amount prepaid, which shall be equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the maturity date of the respective note, as described above.

The Agile Notes include contingent redemption (put) rights which trigger mandatory prepayment and a make-whole premium upon certain events including an event of default, and defaulted contingent interest upon an event of default.

Due to the contingent redemption put feature and default interest embedded feature within the Agile Notes, the Company elected to account for the Agile Notes at fair value at their respective dates of issuance and in subsequent reporting periods, pursuant to ASC 825 Financial Instruments (“ASC 825”). The Company will record changes in the fair value of the notes that relate to changes in credit risk to other comprehensive income. The remaining changes in fair value, including the component related to accrued interest, will be recorded through the other (income) expense section of the Company’s condensed consolidated statements of operations and comprehensive loss statement in a single line item.

Interest expense on the Agile Notes totaled $127,936 for the three and nine months ended September 30, 2024 and is included in the fair value of the note.

The following presents the Agile Notes as of September 30, 2024:

Fair Value
Balance at December 31, 2023	$—
Change in fair value	—
Balance at March 31, 2024	—
Change in fair value	—
Balance at June 30, 2024	—
Issuance of Agile term notes	1,050,000
Loss on debt issuance	390,000
Repayments in cash	(391,813)
Change in fair value	36,813
Balance at September 30, 2024	$1,085,000

Outstanding principal balance as of September 30, 2024	$786,124
Accrued interest as of September 30, 2024	$127,936

Convertible Notes (1800 Diagonal)

On August 16, 2024, the Company entered into a securities purchase agreement and promissory note agreement (the "August Securities Purchase Agreement") with 1800 Diagonal Lending LLC (“Lender”). On August 16, 2024 the Company issued a promissory note (the “August 1800 Diagonal Note”) for an aggregate principal amount of $184,000 and received $160,000 of proceeds, net of an original issue discount of $24,000, with a maturity date of June 15, 2025. The August Securities Purchase Agreement stipulates that the Company and Lender may mutually agree to enter into additional tranches of promissory notes over the 12 month period commencing on August 16, 2024, up to an aggregate total of $750,000. The stated interest rate on the August Note is 12% per annum, and interest shall accrue on the August Note commencing on and including the issuance date pursuant to the August Agreement's monthly repayment and amortization schedule.

On September 24, 2024, the Company issued a second promissory note (the “September 1800 Diagonal Note”) for an aggregate principal amount of $124,200 and received $108,000 of proceeds, net of an original discount of $16,200, with a maturity date of July 30, 2025. The stated interest rate on the September Note is 12% per annum, and interest shall accrue on the September Note commencing on and including the issuance date pursuant to the September Note Agreement's repayment and amortization schedule.

The August 1800 Diagonal Note and the September 1800 Diagonal Note are together referred to as the “1800 Diagonal Notes”.

Upon an event of default, as defined in the agreements, all or any portion of the 1800 Diagonal Notes that are then-outstanding, may become convertible at the option of the Lender into fully paid and non-assessable shares of the Company’s Common Stock up to 4.99% of the Company’s outstanding shares of Common Stock. The Notes become convertible at the lender’s option upon an event of default, at a conversion price equal to the quotient resulting from dividing the Conversion Amount, measured as the sum of (1) the principal amount of the Note or Notes being converted in such conversion, plus (2) at the lender’s option, accrued and unpaid interest, if any, on such principal amount at the interest rates to the respective note or notes being converted through the conversion date, plus (3) at the lender’s option, the default interest, divided by the “Conversion Price” then in effect on the date specified in the notice of conversion (the conversion date). The Conversion Price will be measured as seventy-five percent (75%) multiplied by the market price, which means the lowest trading price for the Company’s Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

The 1800 Diagonal Notes include optional conversion rights to the holder upon an event of default, contingent redemption (put) rights which trigger mandatory prepayment upon event of default, and defaulted contingent interest upon an event of default.

Due to these embedded features within the 1800 Diagonal Notes, the Company elected to account for the 1800 Agile Notes at fair value at their respective dates of issuance and in subsequent reporting periods, pursuant to ASC 825 Financial Instruments (“ASC 825”). The Company will record changes in the fair value of the notes that relate to changes in credit risk to other comprehensive income. The remaining changes in fair value, including the component related to accrued interest, will be recorded through the other (income) expense section of the Company’s condensed consolidated statements of operations and comprehensive loss statement in a single line item.

Interest expense on the 1800 Diagonal Notes totaled approximately $118,091 for the three and nine months ended September 30, 2024 and is included in the fair value of the note.

The following table presents the 1800 Diagonal Notes as of September 30, 2024

Fair Value
Balance at December 31, 2023	$—
Change in fair value	—
Balance at March 31, 2024	—
Change in fair value	—
Balance at June 30, 2024	—
Issuance of 1800 Diagonal convertible notes	308,200
Loss on debt issuance	63,408
Repayments in cash	(20,608)
Change in fair value	(18,000)
Balance at September 30, 2024	$333,000

Outstanding principal balance as of September 24, 2024	$254,365
Accrued interest as of September 24, 2024	$118,091

12. Warrant Liabilities

Public Warrants

The Company assumed 230,000 Public Warrants in the Merger which remained outstanding as of September 30, 2024. The Public Warrants have an exercise price of $575.00 per share, subject to adjustments, and will expire five years from the Merger Closing Date. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation.

The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A Common Stock underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration, or a valid exemption from registration is available. No Public Warrant will be exercisable and the Company will not be obligated to issue a share of Class A Common Stock upon exercise of a Public Warrant unless the shares of Class A Common Stock issuable upon such Public Warrant exercise has been registered, qualified, or deemed to be exempt under the securities laws of the state of of the registered holder of the Public Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Public Warrant, the holder of such Public Warrant will not be entitled to exercise such Public Warrant and such Public Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Public Warrant. The Resale Registration statement went effective on February 14, 2024. As the Resale Registration Statement was declared effective within the contractual 60-day term upon closing of the Merger, no "cashless basis" exercises were triggered during the period ended September 30, 2024.

Redemption of Public Warrants When the price per Share of Class A Common Stock Equals or Exceeds $900.00

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•
in whole and not in part;
•
at a price of $25.00 per Warrant;
•
upon a minimum of 30 days' prior written notice of redemption (the "30-day redemption period"); and
•
if, and only if, the closing price per share of Class A Common Stock equals or exceeds $900.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant as described under the heading “- Warrants—Public Stockholder Warrants—Anti-dilution Adjustments”) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the Public Warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants, each warrant holder will be entitled to exercise his, her or its Public Warrant prior to the scheduled redemption date. However, the price per share of Class A Common Stock may fall below the $900.00 redemption trigger price (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant as described under the heading “-Warrants—Public Stockholder Warrants—Anti-dilution Adjustments”) as well as the $575.00 (for whole shares) Public Warrant exercise price after the redemption notice is issued.

No fractional shares of Class A Common Stock will be issued upon exercise. If, upon exercise, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of shares of Class A Common Stock to be issued to the holder.

GEM Financing Arrangement

In association with the GEM Letter, see Note 11 - Debt for further details, at Closing, the GEM Warrant automatically became an obligation of the Company, and on December 15, 2023, the Company issued the GEM Warrant granting GEM the right to purchase 16,571 shares at an exercise price of $324.50 per share. The exercise price will be adjusted to 105% of the then-current exercise price if on the one-year anniversary date of the Closing Date of the merger, the GEM Warrant has not been exercised in full and the average closing price per share of Class A Common Stock for the 10 days preceding the anniversary date is less than 90% of the initial exercise price. GEM may exercise the GEM Warrant at any time and from time to time until December 14, 2026. The terms of the GEM Warrant provide that the exercise price of the GEM Warrant, and the number of shares of Class A Common Stock for which the GEM Warrant may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of New Banzai Common Stock resulting from stock splits, reverse stock splits, consolidations, combinations and reclassifications. Additionally, the GEM Warrant contains weighted average anti-dilution provisions that provide that if the Company issues shares of common stock, or securities convertible into or exercisable or exchange for, shares of common stock at a price per share that is less than 90% of the exercise price then in effect or without consideration, then the exercise price of the GEM Warrant upon each such issuance will be adjusted to the price equal to 105% of the consideration per share paid for such common stock or other securities. In the event of a Change of Control, if the Surviving Corporation does not have registered class of equity securities and common shares listed on a U.S. national securities exchange, then the Holder is entitled to receive one percent of the total consideration received by the Company’s stockholders and the GEM Warrants will expire upon payment.

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

The measurement of fair value was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, exercise price, term, volatility, risk-free rate, probability of dilutive term of three years, and expected time to conversion). As of September 30, 2024 and December 31, 2023, the fair value of the Warrants, as determined by the Monte Carlo simulation option pricing model, were $47,000 and $641,000, respectively.

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

13. Simple Agreements for Future Equity

Simple Agreements for Future Equity - Related Party

During 2021, the Company entered into Simple Agreements for Future Equity (SAFE) arrangements with related parties Alco and DNX (See Note 11 - Debt, for a description of the related party relationship with these entities) (the "Related Party SAFEs") pursuant to which the Company received gross proceeds in the amount of $3,567,000. In the event of an Equity Financing (as defined in the SAFEs agreements), the Related Party SAFEs will automatically convert into shares of the Company’s common or preferred stock at a discount of 15% of the per share price of the shares offered in the Equity Financing (the “Discount Price”). In the event of a Liquidity Event, SPAC Transaction or Dissolution Event (all terms as defined in the SAFEs agreements), the holders of the Related Party SAFEs will be entitled to receive cash or shares of the Company’s common or preferred stock. The Related Party SAFEs were recorded as a liability in accordance with the applicable accounting guidance as they are redeemable for cash upon contingent events that are outside of the Company’s control. The initial fair value of the Related Party SAFE liability was $3,567,000. Subsequent changes in fair value at each reporting period are recognized in the consolidated statement of operations. For the three and nine months ended September 30, 2023, the Company recognized a gain of $3,139,564 and a loss of $1,927,007, respectively, for the change in fair value of the Related Party SAFE liability, respectively.

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

On December 14, 2023, all outstanding principal related to the Related Party SAFEs at a carrying value of $6,049,766 converted into 11,040 shares the Company’s Class A Common Stock pursuant to the close of the Merger Agreement and application of the exchange ratio.

Simple Agreements for Future Equity - Third Party

During 2021, the Company entered into Simple Agreements for Future Equity (SAFE) arrangements with third party investors (the "Third Party SAFEs") pursuant to which the Company received gross proceeds in the amount of $269,000. In the event of an Equity Financing (as defined in the SAFEs agreements), the Third Party SAFEs will automatically convert into shares of the Company’s common or preferred stock at a discount of 15% of the per share price of the shares offered in the Equity Financing (the “Discount Price”). In the event of a Liquidity Event, SPAC Transaction or Dissolution Event (all terms as defined in the SAFEs agreements), the holders of the Third Party SAFEs will be entitled to receive cash or shares of the Company’s common or preferred stock. The Third Party SAFEs were recorded as a liability in accordance with the applicable accounting guidance as they are redeemable for cash upon contingent events that are outside of the Company’s control. The initial fair value of the Third Party SAFE liability was $269,000. Subsequent changes in fair value at each reporting period are recognized in the Consolidated Statement of Operations. For the three and nine months ended September 30, 2023, the Company recognized a gain of $276,436 and a loss of $184,993, respectively, for the change in fair value of the Third Party SAFE liability.

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

On December 14, 2023, all outstanding principal related to the Third Party SAFEs at a carrying value of $456,234 converted into 833 shares the Company’s Class A Common Stock pursuant to the close of the Merger Agreement and application of the exchange ratio.

14. Commitments and Contingencies

Leases

The Company has operating leases for its real estate across multiple states. The operating leases have remaining lease terms of approximately 0.08 years as of September 30, 2024 and consist primarily of office space.

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

The components of lease expense for the three months ended September 30, 2024 and 2023, are as follows:

	For the Three Months Ended September 30,
Components of lease expense:	2024	2023
Operating lease cost	$44,999	$49,394
Sublease income	(12,000)	(51,083)
Total lease (income) cost	$32,999	$(1,689)

The components of lease expense for the nine months ended September 30, 2024 and 2023, are as follows:

	For the Nine Months Ended September 30,
Components of lease expense:	2024	2023
Operating lease cost	$138,383	$151,282
Sublease income	(117,084)	(153,248)
Total lease (income) cost	$21,299	$(1,966)

Supplemental cash flow information related to leases are as follows:

	For the Nine Months Ended September 30,
Supplemental cash flow information:	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Non-cash lease expense (operating cash flow)	$131,627	$129,705
Change in lease liabilities (operating cash flow)	(231,691)	(211,204)

Supplemental balance sheet information related to leases was as follows:

Operating leases:	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$2,386	$134,013
Operating lease liability, current	2,352	234,043
Total operating lease liabilities	$2,352	$234,043

Weighted-average remaining lease term:	September 30, 2024	December 31, 2023
Operating leases (in years)	0.08	0.76

Weighted-average discount rate:	September 30, 2024	December 31, 2023
Operating leases	10.16%	6.76%

Future minimum lease payments under non-cancellable lease as of September 30, 2024, are as follows:

Maturities of lease liabilities:
Year Ending December 31,
Remainder of 2024	$2,372
Total undiscounted cash flows	2,372
Less discounting	(20)
Present value of lease liabilities	$2,352

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

Although the Company issued the Cantor Fee Shares, as of September 30, 2024, the Company has not satisfied its Cantor Registration Rights Obligations. As such, the Company cannot conclude that it has settled its outstanding obligations to Cantor. Therefore, neither criteria under ASC 405 for extinguishment and derecognition of the liability were satisfied and the $4,000,000 Reduced Deferred Fee remained outstanding as a current liability on the Company’s September 30, 2024 condensed consolidated balance sheet.

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

Roth Addendum to Letter Agreements

On October 5, 2022, the Company engaged Roth Capital Partners, LLC (“Roth”) to act as financial advisor to the Company in its then proposed business combination with 7GC & Co. Holdings, Inc. (“7GC”), pursuant to an agreement (the “Roth Agreement”). On October 14, 2022, 7GC entered into a similar agreement where MKM Partners, LLC, later acquired by Roth, would act as financial advisor to 7GC in its then proposed business combination with the Company (the “7GC Agreement”, together with the Roth Agreement, the “Letter Agreements”). On February 2, 2024, the Company entered into an Addendum to the Letter Agreements with Roth (the “Addendum”), where the Company agreed to pay the fees owed under the Roth Agreement and 7GC Agreement by (1) issuing to Roth 175,000 Shares and amending the Company’s registration statement on Form S-1 filed with the SEC on December 29, 2023 to include the initial 175,000 Shares to be issued, and 600,000 Shares that may be issued as additional shares, as defined in the Addendum, to Roth, and (2) on or before June 30, 2024, the Company shall pay to Roth an amount in cash equal to $300,000 (the “Cash Fee”); provided that, if, as a result of the Company’s cash position at such time, the Company determines in its reasonable discretion that the cash payment should not be made in cash, then the Company may elect to satisfy the cash payment by issuing to Roth, within three business days of such date, additional Shares. The number of Shares to be issued pursuant to the Addendum shall be determined by dividing the amount of the cash payment by the VWAP for the trading day immediately preceding the cash payment date. On September 6, 2024, the Company issued 35,294 Shares to Roth in lieu of the Cash Fee. The Shares are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and are to be issued as restricted stock with an appropriate restrictive legend. As of September 30, 2024, the Company has issued 35,294 Shares to Roth to satisfy the Cash Fee. No gain or loss was recognized upon the settlement of the outstanding debt and all obligations to Roth have been relieved as of September 30, 2024.

Investor Relations Consulting Agreement with MZHCI, LLC

On August 26, 2024, the Company entered into an Investor Relations Consulting Agreement (the “Consulting Agreement”) with MZHCI, LLC, a MZ Group Company (“MZHCI”), pursuant to which the Company agreed to issue 24,000 restricted Shares, partially in exchange for the various investor relations services outlined in the Consulting Agreement. The Company will also pay MZHCI $12,500 per month for their investor relations services with an annual 5% cost of living adjustment. This agreement becomes effective upon the execution of the Consulting Agreement and shall remain effective for a period of six (6) months, unless terminated earlier. The Consulting Agreement shall automatically renew every six (6) months thereafter unless either party delivers to the other sixty (60) days written notice of termination prior to the end of the then-current term. On September 9, 2024, the Company issued 24,000 Shares to MZHCI. The Shares are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and are to be issued as restricted stock with an appropriate restrictive legend.

Repayment Plans

From August 23, 2024 to September 23, 2024 the Company entered into various agreements (the “Settlement Agreements”) to reorganize outstanding debt from certain creditors (collectively, the “Creditors”) into shares of the Company’s Class A Common Stock (the “Shares”) (collectively, the “Debt Reorganization”). The Shares issued as part of the Debt Reorganization are a mix of Shares that are to be registered with the Securities and Exchange Commission (the “SEC”) in a registration statement on Form S-1 and Shares that are exempt from registration. The Company’s registration statement on Form S-1 was filed with the SEC on October 16, 2024 and has not yet become effective as of the date these financial statements were issued. As of September 30, 2024, the Company has issued an aggregate of 346,791 Shares of Common Stock and an aggregate 2,380,260 Warrants to the Creditors in exchange for the cancellation of an aggregate of $4,472,738 of debt.

Amended and Restated Repayment Agreement with J.V.B Financial Group, LLC

On September 9, 2024, the Company entered into a Repayment Agreement (the “Original J.V.B Agreement”) with J.V.B Financial Group, LLC (“J.V.B”) acting through Cohen & Company Capital Markets Division (“Cohen”), pursuant to which the parties agreed that for services previously rendered valued at $115,000.00 (the “Outstanding Debt”), the Company shall issue J.V.B. unrestricted, freely-trading, registered shares of Common Stock pursuant to a resale registration statement on Form S-1 or S-3. On September 9, 2024, the Company and J.V.B. entered into an Amended and Restated Repayment Agreement (the “Amended J.V.B Agreement”) that allowed for the Outstanding Debt to be paid through the issuance of 29,077 Shares to J.V.B. Under the Amended J.V.B. Agreement, the Company agreed to file a Registration Statement on Form S-1 with the SEC for the public resale of the Shares. The Company shall use reasonable best efforts to cause the Registration Statement (the “Resale Registration Statement”) to be filed within 90 days after the signing of the Amended J.V.B. Agreement. If the minimum price, as defined in the Amended J.V.B. Agreement, on the date the Resale Registration Statement is declared effective is less than $0.0791, the Company will issue additional Shares to J.V.B. within one business day to ensure the total value of the Shares is equal the debt owed. Additionally, in the event the Company enters into any side agreements with another service provider that contains more favorable terms than the rights established under the Amended J.V.B. Agreement, J.V.B. is entitled to elect to receive the same rights granted in any such side agreement. As of September 30, 2024, the Company has issued 29,077 Shares to J.V.B. in exchange for the cancellation of the Outstanding Debt. No gain or loss was recognized upon the settlement of the outstanding debt and all obligations to J.V.B. have been relieved as of September 30, 2024.

Agreement with Alco

On September 19, 2024, the Company and Alco agreed to convert an aggregate balance of $4,711,681 of debt, representing the aggregate total balance outstanding to Alco as of that date (excl. the carrying value of debt discounts), into 282,420 shares of Class A Common Stock, Warrants to purchase up to 1,331,340 shares of Class A Common Stock and Pre-Funded Warrants to purchase up to 1,048,920 shares of Class A Common Stock (collectively, the “Alco Securities”), and in full settlement of the balance outstanding to Alco. The Company recognized the issuance of the Alco Securities, on September 19, 2024, in full settlement of all amounts owing to Alco. The grant date fair value of the Class A Common Stock, Warrants to purchase shares of Class A Common Stock and Pre-Funded Warrants to purchase shares of Class A Common Stock, were determined to be $1,098,614, $3,687,812, and $4,080,194, respectively. As a result of this transaction, the Company recognized a loss on extinguishment of $4,808,882, as of September 23, 2024, which was recognized as Loss on conversion and settlement of Alco promissory notes per the condensed consolidated statement of operations for the three months ended September 30, 2024.

Repayment Agreement with Perkins Coie LLP

On September 9, 2024, the Company entered into a Repayment Agreement (the “Perkins Repayment Agreement”) where the Company agreed to issue $1,385,000.00 worth of Shares, which the Company shall register in a registration statement on Form S-1 within 60 days of entering into the Perkins Repayment Agreement. Under the Perkins Repayment Agreement, the Company agrees to include no fewer than 460,000 Shares, subject to adjustment, in its next registration statement on Form S-1 for public resale and will use reasonable best efforts to ensure the Registration Statement becomes effective promptly and remains effective until all Shares issued under the Perkins Repayment Agreement are sold. The Company’s registration statement on Form S-1 was filed with the SEC on October 16, 2024 and has not yet become effective as of the date these financial statements were issued. As of September 30, 2024, the Company has not issued any Shares to Perkins and as such the liability balance of $1,385,000 remains.

Activate Agreement

The Company owed Activate, Inc. $261,200 for past services rendered. The parties agreed to write off 50% of that balance and for the remaining balance to be paid at the close of the Company’s next capital raise. During the three months ended September 30, 2024, the Company recorded a gain on settlement of $130,500.

Repayment Agreement with Cooley LLP

On September 19, 2024 the Company entered into a Repayment Agreement with Cooley LLP (“Cooley”) for previously provided legal services (the “Cooley Repayment Agreement”). Under the Cooley Repayment Agreement, the Company’s outstanding fees have been lowered from $1,523,029.39 to $400,000.00 (the “Cooley Unpaid Fee”) in exchange for 11 monthly installments of $36,300.00, with the first payment to be made on October 1, 2024. If payments are not made in accordance with the Repayment Agreement, Cooley retains the right to seek to collect the entire original outstanding fee balance. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated.

Settlement Letter with CohnReznick LLP

On September 19, 2024, the Company entered into a Settlement Letter with CohnReznick LLP (“CohnReznick”) regarding the Company’s unpaid balance totaling $817,400 for services rendered in connection with the 7GC business combination with the Company (the “Settlement Letter”). Under the Settlement Letter, the Company and CohnReznick agreed to settle the total unpaid balance due, upon CohnReznick’s receipt of $450,000 (the “Settlement Amount”), which will be paid in 15 equal monthly installments of $30,000.00. In consideration of the Settlement Letter, CohnReznick has agreed to not to pursue collection efforts now or at any time in the future, except as otherwise provided in the Settlement Letter. If payments are not made in accordance with the Settlement Letter, the unpaid portion of the total unpaid balance will immediately become due and payable. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated.

Repayment Agreement with Sidley Austin LLP

On September 19, 2024, the Company entered into a Repayment Agreement with Sidley Austin LLP (“Sidley”) for previously provided legal services (the “Sidley Repayment Agreement”). Under the Sidley Repayment Agreement, the Company’s outstanding fees have been lowered from $4,815,979.37 to $1,605,326.00 (the “Sidley Unpaid Fee”). Under the Sidley Repayment Agreement, the Company agrees to 12 monthly payments that Sidley applies to the balance of the Sidley Unpaid Fee on a 2 for 1 basis, such that for every one dollar ($1.00) paid by Company, Sidley shall reduce the Sidley Unpaid Fee Amount by an additional two dollars ($2.00). If payments are not made in accordance with the Sidley Repayment Agreement, the shortfall shall accrue interest at a rate of 12% per annum, compounded daily, until such payment is made. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated.

Repayment Agreement with Donnelley Financial LLC

On September 13, 2024, the Company entered into a Repayment Agreement with Donnelley Financial LLC (“Donnelley”) for previously provided services (the “Donnelley Repayment Agreement”). Under the Donnelley Repayment Agreement, the Company’s outstanding fees have been lowered from $1,072,147.75 to $357,025.20 (the “Donnelley Unpaid Fee”). The Donnelley Unpaid Fee will be paid in 12 monthly installments, with the first monthly payment of $45,000.00 due on October 1, 2024; the remaining 11 payments shall each be in the amount of $28,365.93. Under the Donnelly Repayment Agreement, the original outstanding fee balance shall become immediately due and payable upon the occurrence of certain events, including failure to make a payment of the Donnelly Unpaid Fee when due and failure to pay for any additional services. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated.

Repayment Agreement with Verista Partners, Inc.

On August 26, 2024, the Company entered into a Repayment Agreement with Verista Partners, Inc. aka Winterberry Group, (“Verista” or “Winterberry”) for previously provided services (the “Verista Repayment Agreement”). Under the Verista Repayment Agreement, the Company’s outstanding fees are $196,666.00 (the “Verista Unpaid Fee”). The Company and Verista have agreed that the Verista Unpaid Fee will be repaid with $66,666.00 worth of Shares of the Company, and $130,000.00 in 16 equal cash installment payments of $8,125.00, beginning on October 1, 2024, and on the first day of each month thereafter through January 1, 2026. As of September 30, 2024, the Company has not issued any Shares or installment payments to Verista.

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

There were 4,303,443 shares (1,992,309 Class A common stock and 2,311,134 Class B common stock) issued and outstanding at September 30, 2024 and 2,585,297 shares (274,163 Class A common stock and 2,311,134 Class B common stock) issued and outstanding at December 31, 2023.

May 22, 2024 Equity Financing

On May 22, 2024, Banzai entered into a securities purchase agreement with accredited investors, providing for the issuance and sale of 104,556 shares of the Company’s Class A common stock (“Common Stock”) 173,223 pre-funded warrants (the “Pre-Funded Warrants”), and 277,778 common warrants (the “Common Warrants”) in a registered direct offering priced at-the-market under Nasdaq rules for a purchase price of $9.00 per share (the “ May 2024 Offering”). The Common Warrants have an exercise price of $9.00 per share and the Pre-Funded Warrants have an exercise price of $0.005 per share, are initially exercisable immediately on the date of issuance (the “Initial Exercise Date”). The Common Warrants expire five years from the Initial Exercise Date while the Pre-Funded Warrants do not expire. The aggregate gross proceeds to the Company from the May 2024 Offering were approximately $2.5 million. The Company used the net proceeds from the May 2024 Offering for working capital and general corporate purposes. The closing of the sale of these securities occurred on May 28, 2024. The securities were issued pursuant to the Company’s registration statement on Form S-1/A filed with the SEC on May 16, 2024 (File No. 333-278871) and became effective on May 21, 2024. As of September 30, 2024 all Pre-Funded warrants were exercised.

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

May 22, 2024 Common Warrants

As discussed above, on May 22, 2024, in conjunction with the issuance and sale of 104,556 shares of the Company's Class A common stock, the Company issued 277,778 Common Warrants which did not meet the definition of a liability pursuant to ASC 480 and met all of the requirements for equity classification under ASC 815 as such were classified in stockholder's equity. The measurement of fair value of the Common Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $9.00, exercise price of $9.00, term of five years, volatility of 87%, risk-free rate of 4.6%, and expected dividend rate of 0%). The relative fair value of these Common Warrants, net of issuance costs, on date of issuance was estimated to be approximately $722,000 and is reflected within additional paid-in capital.

May 22, 2024 Pre-Funded Warrants

As discussed above, on May 22, 2024, in conjunction with the issuance and sale of 104,556 shares of the Company's Class A common stock, the Company issued 173,223 Pre-Funded Warrants which did not meet the definition of a liability pursuant to ASC 480 and met all of the requirements for equity classification under ASC 815 as such were classified in stockholder's equity. were classified in stockholder's equity. The measurement of fair value of the Pre-Funded Warrants were determined as the intrinsic value calculated as the common stock price on the issuance date minus the exercise price. The relative fair value of these Pre-Funded Warrants, net of issuance costs, on date of issuance was estimated to be approximately $660,000 and is reflected within additional paid-in capital. On May 28, 2024 the Pre-Funded warrants were exercised.

May 22, 2024 Placement Agent Warrants

As discussed above, on May 22, 2024, in conjunction with the issuance and sale of 104,556 shares of the Company's Class A common stock and Pre-Funded Warrants, the Company issued 16,667 Placement Agent Warrants. As the Placement Agent Warrants were issued for services provided in facilitating the May 2024 Offering, the Company recorded the fair value of such Placement Agent Warrants of approximately $100,000 as a cost of capital on the issuance date. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $9.00, exercise price of $9.00, term of five years, volatility of 87%, risk-free rate of 4.6%, and expected dividend rate of 0%).

September 24, 2024 Equity Financing

On September 24, 2024, Banzai entered into a securities purchase agreement with an institutional investor for the issuance and sale in a private placement (the “Private Placement”) of (i) pre-funded warrants (“Q3 2024 Pre-Funded Warrants”) to purchase up to 1,176,471 shares of Common Stock, at an exercise price of $0.001 per share, (ii) Series A warrants (the “Series A Warrants”) to purchase up to 1,176,471 shares of Common Stock, at an exercise price of $4.00 per share, and (iii) Series B warrants (the “Series B Warrants” ) to purchase up to 1,176,471 shares of Common Stock at an exercise price of $4.00 per share. The Series A Warrants are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance. The Series B Warrants are exercisable immediately upon issuance and have a term of exercise equal to eighteen (18) months from the date of issuance. The combined purchase price per Q3 2024 Pre-Funded Warrant and accompanying Series A Warrants and Series B Warrants was $4.249. The Private Placement closed on September 26, 2024. On September 26, 2024, the securities were issued pursuant to the Company’s registration statement on Form S-1 that was filed with the SEC on October 4, 2024 (File No. 333-282506) and became effective on October 10, 2024. The aggregate gross proceeds to the Company from the Private Placement were approximately $5.0 million. The

Company incurred approximately $0.6 million of transaction fees which are recognized as a stock issuance cost and reflected as a reduction within additional paid-in capital. The net proceeds to the Company from the Private Placement were approximately $4.4 million.

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the Company’s exclusive placement agent in connection with the Private Placement, pursuant to that certain engagement letter, dated as of September 12, 2024, as amended, between the Company and Wainwright (the “Engagement Letter”). Pursuant to the Engagement Letter, the Company shall not sell equity securities without prior consent from Wainwright. The Company paid Wainwright (i) a total cash fee equal to 7.5% of the aggregate gross proceeds of the Private Placement (inclusive of the gross proceeds to be received from the exercise of any Warrants), (ii) a management fee of 1.0% of the aggregate gross proceeds of the Private Placement (inclusive of the gross proceeds to be received from the exercise of any Q3 2024 Pre-Funded Warrants, Series A Warrants, or Series B Warrants), and (iii) a non-accountable expense allowance of $50,000. In addition, the Company issued to Wainwright or its designees warrants (the “Q3 2024 Placement Agent Warrants”) to purchase up to an aggregate of 88,235 shares of Common Stock at an exercise price equal to $5.3125 per share and, if any Q3 2024 Pre-Funded Warrants, Series A Warrants, or Series B Warrants are exercised for cash will be obligated to issue to Wainwright additional Q3 2024 Placement Agent Warrants equal to 7.5% of the total Q3 2024 Pre-Funded Warrants, Series A Warrants, or Series B Warrants exercised, if any. The Q3 2024 Placement Agent Warrants have substantially the same terms as the Q3 2024 Pre-Funded Warrants, Series A Warrants, and Series B Warrants, are exercisable immediately upon issuance and have a term of exercise equal to five (5) years from the date of issuance. The Company will recognize the Q3 2024 Placement Agent Warrants as a stock issuance cost as they are issued for services in connection with an offering.

September 26, 2024 Series A Warrants and Series B Warrants

As discussed above, on September 26, 2024, the Company issued a total of 2,352,942 Series A and B Warrants which did not meet the definition of a liability pursuant to ASC 480 and met all of the requirements for equity classification under ASC 815 as such were classified in stockholder's equity. The measurement of fair value of the Series A and B Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $6.08, exercise price of $4.00, term of 5 years for the Series A Warrants and 1.5 years for the Series B Warrants, volatility of 90% for the Series A Warrants and 132% for the Series B Warrants, risk-free rate of 3.6% for the Series A Warrants and 3.8% for the Series B Warrants, and expected dividend rate of 0.0%). The relative fair value of these Series A and Series B Warrants, net of issuance costs, on date of issuance was estimated to be approximately $2,372,000 and is reflected within additional paid-in capital.

September 26, 2024 Pre-Funded Warrants

As discussed above, on September 26, 2024, the Company issued 1,176,471 Q3 2024 Pre-Funded Warrants which did not meet the definition of a liability pursuant to ASC 480 and met all of the requirements for equity classification under ASC 815 as such were classified in stockholder's equity. were classified in stockholder's equity. The measurement of fair value of the Q3 2024 Pre-Funded Warrants were determined as the intrinsic value calculated as the common stock price on the issuance date minus the exercise price. The relative fair value of these Pre-Funded Warrants, net of issuance costs, on date of issuance was estimated to be approximately $1,638,000 and is reflected within additional paid-in capital.

September 26, 2024 Placement Agent Warrants

As discussed above, on September 26, 2024, the Company issued 88,235 Q3 2024 Placement Agent Warrants. As the Q3 2024 Placement Agent Warrants were issued for services provided in facilitating the Private Placement, the Company recorded the fair value of such Q3 2024 Placement Agent Warrants of approximately $393,000 as a cost of capital on the issuance date. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $6.08, exercise price of $5.31, term of 5 years, volatility of 90%, risk-free rate of 3.6%, and expected dividend rate of 0.0%).

September 2024 Alco Promissory Note Conversion and Settlement

As discussed per Note 11 - Debt, on September 19, 2024, the Company issued 282,420 shares of Class A Common Stock, Warrants to purchase up to 1,331,340 shares of Class A Common Stock and Pre-Funded Warrants to purchase up to 1,048,920 shares of Class A Common Stock (collectively, the “Alco Securities”) to Alco, in full settlement of all amounts outstanding to Alco. The grant date fair value of the Class A Common Stock, Warrants to purchase up shares of Class A Common Stock and Pre-Funded Warrants to purchase shares of Class A Common Stock, were determined to be $1,098,614, $3,687,812, and $4,080,194, respectively. The measurement of fair value of the Class A Common Stock Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.89 - Determined as the negotiated share price calculated using a 5 day average price preceding September 20, 2024, exercise price of $4.02, term of 5 years, volatility of 87%, risk-free rate of 3.5%, and expected dividend rate of 0.0%).

September 2024 CP BF Conversion and Settlement

As discussed per Note 11 - Debt, on September 23, 2024, the Company issued 260,849 shares of Class A Common Stock, Warrants to purchase up to 565,553 shares of Class A Common Stock and Pre-Funded Warrants to purchase up to 304,704 shares of Class A Common Stock to CP BF, in settlement of $2,000,000 of the outstanding debt. The grant date fair value of the Class A Common Stock, CP BF Warrant and CP BF Pre-Funded Warrant to purchase shares of Class A Common Stock, were determined to be $1,014,703, $1,185,268, and $1,577,893, respectively. The measurement of fair value of the Class A Common Stock Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.89, exercise price of $3.89, term of 5 years, volatility of 87%, risk-free rate of 3.5%, and expected dividend rate of 0.0%). The measurement of fair value of the CP BF Pre-Funded Warrants were determined as the intrinsic value calculated as the common stock VWAP used in negotiations on the issuance date minus the exercise price.

Preferred Stock

The Company is authorized to issue 75,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of September 30, 2024 and December 31, 2023, no shares of preferred stock were outstanding.

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

Each advance (each, an “Advance”) the Company requests under the SEPA (notice of such request, an “Advance Notice”) may be for a number of shares of Class A common stock up to the greater of (i) 10,000 shares or (ii) such amount as is equal to 100% of the average daily volume traded of the Class A common stock during the five trading days immediately prior to the date the Company requests each Advance; provided, in no event shall the number of shares of Class A common stock issued cause the aggregate shares of Class A common stock held by Yorkville and its affiliates as of any such date to exceed 9.99% of the total number of shares of Class A common stock outstanding as of the date of the Advance Notice (less any such shares held by Yorkville and its affiliates as of such date) (the “Exchange Cap”). The shares would be purchased, at the Company’s election, at a purchase price equal to either:

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

The SEPA Option was determined to be a freestanding financial instrument which did not meet the criteria to be accounted for as a derivative instrument or to be recognized within equity. Pursuant to ASC 815 Derivatives and Hedging ("ASC 815"), the Company will therefore recognize the SEPA Option as an asset or liability, measured at fair value at the date of issuance, December 14, 2023, and in subsequent reporting periods, with changes in fair value recognized in earnings. The SEPA Option was determined to have a fair value of $0 on the date of issuance as well as at December 31, 2023 and September 30, 2024.

In connection with the execution of the SEPA, the Company agreed to pay a commitment fee of $500,000 to Yorkville at the earlier of (i) March 14, 2024 or (ii) the termination of the SEPA, which will be payable, at the option of the Company, in cash or shares of Class A common stock through an Advance (the “Deferred Fee”). In March 2024 the Company issued 14,201 Class A common stock as payment for the Deferred Fee.

Pursuant to the terms of the SEPA, at any time that there is a balance outstanding under the Yorkville Promissory Notes, Yorkville has the right to receive shares to pay down the principal balance, and may select the timing and delivery of such shares (via an “Investor Notice”), in an amount up to the outstanding principal balance on the Yorkville Promissory Notes at a purchase price equal to the lower of (i) $500.00 per share of Class A common stock (the “Fixed Price”), or (ii) 90% of the lowest daily Volume Weighted Average Price (“VWAP”) of the Class A common stock on Nasdaq during the 10 consecutive Trading Days immediately preceding the Investor Notice date or other date of determination (the “Variable Price”). The Variable Price shall not be lower than $100.00 per share (the “Floor Price”). The Floor Price shall be adjusted (downwards only) to equal 20% of the average VWAP for the five trading days immediately prior to the date of effectiveness of the initial Registration Statement. Notwithstanding the foregoing, the Company may reduce the Floor Price to any amount via written notice to Yorkville, provided that such amount is no more than 75% of the closing price on the Trading Day immediately prior to the time of such reduction and no greater than $100.00 per share of Class A common stock (the “Conversion Price”). At any time that there is a balance outstanding under the Yorkville Promissory Notes, the Company is not permitted to issue Advance Notices under the SEPA unless an Amortization Event has occurred under the terms of the Yorkville Promissory Notes agreement.

There were no Advance Notices issued pursuant to the SEPA during the period ended September 30, 2024 or as of the date that these financial statements were issued, apart from the Premium Advance which was issued pursuant to the terms of the Amended Debt Agreement (see Note 11 - Debt).

16. Stock-Based Compensation

During 2023, the Company adopted the 2023 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees of the Company and certain designated companies as determined by the Board of Directors, to purchase shares of the Company's Common Stock. The aggregate number of shares of common stock that may be purchased pursuant to the Purchase Plan is equal to 2% of the fully diluted common stock determined at the Close of the Merger Agreement, determined to be 11,444. In addition, the aggregate number of shares of common stock that remain available to be awarded under the Purchase Plan, will automatically increase on January 1 of each year for a period of 10 years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to the lesser of one percent (1%) of the total number of shares of the fully diluted common stock determined as of December 31 of the preceding year, or a number of shares of common stock equal to two hundred percent (200%) of the initial share reserve of 11,444. As of September 30, 2024 and December 31, 2023, 40,964 and 11,444 shares of common stock remain available to be purchased under the Purchase Plan, respectively.

During 2023, the Company adopted the 2023 Equity Incentive Plan (the “Plan”). The Plan permits the granting of incentive stock options, nonstatutory stock options, SARs, restricted stock awards, RSU awards, performance awards, and other awards. to employees, directors, and consultants. The aggregate number of shares of common stock that may be issued will not exceed approximately 12.5% of the fully diluted common stock determined at the Close of the Merger, determined to be 71,522. In addition, the aggregate number of shares of common stock that remain available to be awarded under the Plan, will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to 5% of the total number of shares of the fully diluted common stock determined as of the day prior to such increase. The aggregate maximum number of shares of common stock that may be issued pursuant to the exercise of incentive stock options is approximately three times the total number of shares of common stock initially reserved for issuance, which were 71,522. As of September 30, 2024 and December 31, 2023, 40,964 and 71,522 stock options remain available to be awarded under the Plan, respectively.

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

The following table summarizes assumptions used to compute the fair value of options granted:

	September 30, 2024	September 30, 2023
Stock price	$14.65 - 30.55	$352.00
Exercise price	$14.65 - 250.00	$368.00
Expected volatility	61.00 - 62.12%	80.00 - 99.03%
Expected term (in years)	5.61 - 6.08	5.25 - 6.08
Risk-free interest rate	4.20 - 4.45%	3.46 - 4.31%

A summary of stock option activity under the Plan is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2023	16,445	$313.22	8.43	$—
Granted	27,970	145.70	9.62	$—
Exercised	—	—
Expired	(826)	363.53
Forfeited	(16,643)	261.12
Outstanding at September 30, 2024	26,946	$169.19	8.33	$—
Exercisable at September 30, 2024	7,238	$187.60	5.19	$—

In connection with issuances under the Plan, the Company recorded stock-based compensation expense of $182,496 and $830,791, which is included in general and administrative expense for the nine months ended September 30, 2024 and 2023, respectively. The weighted-average grant-date fair value per option granted during the nine months ended September 30, 2024 and 2023 was $187.44 and $248.00, respectively. As of September 30, 2024 and 2023, $591,887 and $2,190,563 of unrecognized compensation expense related to non-vested awards is expected to be recognized over the weighted average period of 3.55 and 2.71 years, respectively. The aggregate intrinsic value is calculated as the difference between the fair value of the Company’s stock price and the exercise price of the options.

RSUs

During the three and nine months ended September 30, 2024, the Company began issuing RSUs to employees and to non-employee directors. Each RSU entitles the recipient to one share of Class A Common Stock upon vesting. We measure the fair value of RSUs using the stock price on the date of grant. Stock-based compensation expense for employee-granted RSUs is recorded ratably over their vesting period of four years. 25% of the RSUs will vest on each anniversary of the vesting commencement date until the RSU is fully vested. Stock-based compensation expense for non-employee director-granted RSUs is recorded ratably over their vesting period which is the earlier to occur of the one (1) year anniversary of the respective grant date, or the next annual meeting of stockholders following the respective grant date.

A summary of the activity with respect to, and status of, RSUs during the nine months ended September 30, 2024 is presented below:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	—	$—
Granted	17,851	26.64
Vested	—	—
Forfeited	(1,350)	14.65
Outstanding at September 30, 2024	16,501	$27.63

For the nine months ended September 30, 2024, the Company recorded stock-based compensation expense of $313,841 which is included in general and administrative expense for the nine months ended September 30, 2024. As of September 30, 2024, unrecognized compensation cost related to the grant of RSUs was $158,032. Unvested outstanding RSUs as of September 30, 2024 had a weighted average remaining vesting period of 1.2 years.

17. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ended December 31, 2024 as the Company incurred losses for the three and nine month period ended September 30, 2024 and is forecasting an estimated net loss for both financial statement and tax purposes for the year ended December 31, 2024. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At September 30, 2024, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

18. Subsequent Events

Exercise of Pre-Funded Warrants

In October and November, 2024, CP BF Lending, LLC and Armistice Capital Master Fund Ltd., exercised pre-funded warrants for the issuance of 304,704 and 1,176,471 shares of common stock of the Company, respectively.

Conversion of Convertible Notes

In October, 2024, CP BF Lending, LLC submitted conversion notices to convert approximately $216,000 of its outstanding convertible note, into 55,600 shares of common stock of the Company.

Hudson Global Ventures Shares

On October 15, 2024, the Company issued 45,000 shares of Class A Common Stock to Hudson Global Ventures, LLC ("Hudson"), pursuant to a consulting agreement entered into with this entity, as consideration for advisory services provided by Hudson. Such shares were issued in a transaction exempt from registration in reliance on Section 4(a)(2) of the Securities Act.

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

Banzai was founded in 2015. The first product Banzai launched was Reach, a SaaS and managed services offering designed to increase registration and attendance of marketing events, followed by the acquisition of Demio, a SaaS solution for webinars designed for marketing, sales, and customer success teams, in 2021 and the launch of Boost, a SaaS solution for social sharing designed to increase attendance for Demio-hosted events by enabling easy social sharing by event registrants, in 2023. Our customer base included over 3,900 customers as of September 30, 2024 and comes from a variety of industries, including (among others) healthcare, financial services, e-commerce, technology and media, in over 90 countries. Our customers range in size from solo entrepreneurs and small businesses to Fortune 500 companies. No single customer represents more than 10% of our revenue. Since 2021, we have focused on increasing mid-market and enterprise customers for Demio. Progress towards this is reflected in our increase in multi-host Demio customers from 14 on January 1, 2021 to 110 on September 30, 2024.

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

Banzai generated revenue of approximately $1.1 million and $1.1 million during the three months ended September 30, 2024 and 2023 and approximately $3.2 million and $3.5 million during the nine months ended September 30, 2024 and 2023, respectively. Banzai has incurred significant net losses since inception, including net losses of approximately $15.4 million and $0.8 million for the three months ended September 30, 2024 and 2023 and approximately $23.7 million and $8.0 million for the nine months ended September 30, 2024 and 2023, respectively. Banzai had an accumulated deficit of $70.4 million and of $46.8 million as of September 30, 2024 and December 31, 2023, respectively.

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

Reverse Stock Split

On August 29, 2024, we held a special meeting of securityholders (the “Special Meeting”). At the Special Meeting, the Company’s securityholders approved the proposal to amend our Second Amended and Restated Certificate of Incorporation to effect a reverse stock split with respect to the Company’s issued and outstanding Class A Common Stock, at a ratio of up to 1-for-50, with the final ratio and exact timing to be determined at the discretion of the Board of Directors. On September 10, 2024, our Board determined to effect a reverse stock split at a ratio of 1-for-50, effective as of September 19, 2024 and filed an amendment with the Secretary of State of the State of Delaware.

Nasdaq Listing

On April 3, 2024, we received a letter from the staff at Nasdaq notifying the Company that, for the 30 consecutive business days prior to the date of the letter, the Company’s Class A common stock did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1). The letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq.

In accordance with Nasdaq listing rule 5810(c)(3)(A), the Company had 180 calendar days, or until September 30, 2024 (the “Bid Price Compliance Period”), to regain compliance. The letter notes that to regain compliance, the Company’s Common Stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days at any time during the Bid Price Compliance Period. In the event the Company does not regain compliance by the end of the Bid Price Compliance Period, the Company may be eligible for additional time to regain compliance. To qualify for additional time, the Company must (i) submit a transfer application to transfer to the Nasdaq Capital Market, (ii) meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement and (iii) provide written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company meets these requirements, the Company may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency, or if the Company is not otherwise eligible for the additional cure period, Nasdaq will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

On April 3, 2024, the Company also received a letter from the staff at Nasdaq notifying the Company that, for the 30 consecutive business days prior to the date of the Letter, the Company’s Market Value of Publicly Held Shares (“MVPHS”) was below the minimum of $15 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(C). The letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq.

In accordance with Nasdaq listing rule 5810(c)(3)(D), the Company had 180 calendar days, or until September 30, 2024 (the “MVPHS Compliance Period”), to regain compliance. The letter notes that to regain compliance, the Company’s MVPHS must close at or above $15 million for a minimum of ten consecutive business days during the MVPHS Compliance Period. The letter further notes that if the Company is unable to satisfy the MVPHS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market). If the Company does not regain compliance by the end of the MVPHS Compliance Period, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

On February 5, 2024, the Company received another letter from the staff at Nasdaq notifying the Company that, for the 30 consecutive business days prior to the date thereof, the Company’s Minimum Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A). The staff at Nasdaq also noted in the letter that the Company is not in compliance with Nasdaq Listing Rule 5450(b)(3)(A), which requires listed companies to have total assets and total revenue of at least $50,000,000 each for the most recently completed fiscal year or for two of the three most recently completed fiscal years. The letter was only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq.

In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company had 180 calendar days, or until August 5, 2024, to regain compliance. On August 6, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that it failed to comply with the MVLS requirement. Pursuant to the Notice, unless the Company timely requests a hearing before The Nasdaq Hearings Panel (the “Panel”), its securities will be subject to suspension and delisting from The Nasdaq Global Market; a hearing would automatically stay the suspension of trading on the Company’s securities, and the Company’s securities will continue to trade on The Nasdaq Global Market until the hearing process concludes and the Panel issues a written decision. There can be no assurance that the Panel will grant the Company an additional extension period or that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Global Market.

On August 6, 2024, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company has failed to comply with Nasdaq’s $50 million minimum “Market Value of Listed Securities” requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A). Pursuant to the Notice, the Company requested a hearing before The Nasdaq Hearings Panel (the “Panel”), which automatically stayed the suspension of trading on the Company’s securities, and the

Company’s securities will continue to trade on The Nasdaq Global Market until the hearing process concludes and the Panel issues a written decision.

On September 16, 2024, the Company received a letter from Nasdaq regarding the Bid Price Deficiency, noting that as of September 12, 2024, the Company’s Common Stock had a closing bid price of $0.10 or less for ten consecutive trading days and therefore the Company is subject to provisions contemplated under Listing Rule 5810(c)(3)(A)(iii) and that this serves as an additional basis for delisting.

The Company had a hearing before The Nasdaq Hearings Panel (the “Panel”), on September 19, 2024 (the "Hearing"), at which the Panel would decide whether to suspend and delist the Company’s securities or provide additional time for the Company to satisfy the various Nasdaq listing rules in which the Company was deficient.

On September 26, 2024, Nasdaq provided the Company with its determination. The Panel determined to phase the Company down from The Nasdaq Global Market to The Nasdaq Capital Market and grant the Company an extension until January 31, 2025 to demonstrate compliance with Nasdaq’s listing rules, so long as the Company applies to list on The Nasdaq Capital Market on or before October 7, 2024 and demonstrates compliance with Listing Rules 5550(a)(2), 5550(a)(5) and 5550(b)(1) on or before January 31, 2024. The Panel reserved the right to reconsider the terms of the extension based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s securities on the Nasdaq Capital Market inadvisable or unwarranted. Following the Hearing, the Panel determined to phase the Company’s Class A Common Stock down from The Nasdaq Global Market to The Nasdaq Capital Market; the Company’s Class A Common Stock shall trade The Nasdaq Capital Market as of October 31, 2024, under the same symbol, BNZI.

On October 18, 2024, the Company received another letter from Nasdaq stating that the Company has regained compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”) by maintaining a minimum closing bid price of the Company’s common stock (the “Common Stock”) of $1.00 or greater per share for the 10 consecutive business days, from September 19, 2024 through October 18, 2024, and that the Minimum Bid Price Requirement matter is now closed. The Company must still regain compliance with Listing Rule 5450(b)(2)(A) (the (“Market Value of Listed Securities”).

On October 31, 2024, the Company transferred to the Capital Market and on November 7, 2024, the Company also received a letter from the staff at Nasdaq in relation to the prior April 3, 2024 letter described above, notifying the Company that, for the 10 consecutive trading days, from October 24, 2024 to November 6, 2024, the Company's MVPHS had been $1,000,000 or greater, and as such the staff determined that the Company had regained compliance with Listing Rule 5550(a)(5) and the matter was closed.

On November 7, 2024, Nasdaq determined that for the 10 consecutive trading days, from October 24, 2024 to November 6, 2024, the Company’s MVPHS has been $1,000,000 or greater and therefore the Company regained compliance with Listing Rule 5550(a)(5) (the equivalent of Listing Rule 5450(b)(2)(A) for the Capital Markets) and the matter is closed.

Recent Financings

The Company may seek to raise additional capital through a private placement leveraging SEPA with the proceeds to support its operation and expansion through acquisition.

On May 22, 2024, we priced a “best efforts” public offering for the sale by the Company of an aggregate of 104,556 shares of our Class A common stock, 173,222 pre-funded warrants (the “May Pre-Funded Warrants”), and 277,778 common warrants (the “Common Warrants”). The public offering price was $9.00 per aggregate share. The May Pre-Funded Warrants are exercisable immediately, may be exercised at any time until all of the May Pre-Funded Warrants are exercised in full, and have an exercise price of $0.0050. The Common Warrants are exercisable immediately for a term of five years and have an exercise price of $9.00.

A.G.P./Alliance Global Partners (“AGP”) acted as placement agent for the offering, pursuant to a placement agency agreement, dated May 22, 2024, between the Company and AGP (the “Placement Agency Agreement”). Under the Placement Agency Agreement, AGP received a cash fee of $174,939 and warrants (the “Placement Agent Warrants”) to purchase 16,667 shares of our Class A Common Stock at an exercise price per share equal to $10.00. The offering closed on May 28, 2024.

On September 24, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor for the issuance and sale in a private placement (the “Private Placement”) of (i) pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 1,176,471 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $0.001 per share, (ii) Series A warrants (the “Series A Warrants”) to purchase up to 1,176,471 shares of Common Stock, at an exercise price of $4.00 per share, and (iii) Series B warrants (the “Series B Warrants” and together with the Series A Warrants and the Placement Agent Warrants (defined below), the “Warrants” ) to purchase up to 1,176,471 shares of Common Stock at an exercise price of $4.00 per share. The Series A Warrants are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance. The Series B Warrants are exercisable immediately upon issuance and have a term of exercise equal to eighteen (18) months from the date of issuance. The combined purchase price per Pre-Funded Warrant and accompanying Warrants was $4.249. The Private Placement closed on September 26, 2024.

A holder of the Pre-Funded Warrants and the Warrants may not exercise any portion of such holder’s Pre-Funded Warrants or Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. In the event of certain fundamental transactions, holders of the Warrants will have the right to receive the Black Scholes Value of their Warrants calculated pursuant to a formula set forth in the Warrants, payable either in cash or in the same type or form of consideration that is being offered and being paid to the holders of Common Stock.

In connection with the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of September 24, 2024, with the investor, pursuant to which the Company agreed to prepare and file a registration statement on Form S-1 to register the resale of the shares of Common Stock underlying the Pre-Funded Warrants and the Warrants, and to use its best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than forty-five (45) days following the date of the Registration Rights Agreement (or seventy-five (75) days following the date of the Registration Rights Agreement in the event of a “full review” by the SEC). The Company filed an initial registration statement on Form S-1 (File No. 333-282506) with the SEC on October 4, 2024.

The net proceeds to the Company from the Private Placement were approximately $4.4 million, after deducting placement agent fees and estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the Private Placement to support general corporate purposes and working capital.

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the Company’s exclusive placement agent in connection with the Private Placement, pursuant to that certain engagement letter, dated as of September 12, 2024, as amended, between the Company and Wainwright (the “Engagement Letter”). Pursuant to the Engagement Letter, the Company paid Wainwright (i) a total cash fee equal to 7.5% of the aggregate gross proceeds of the Private Placement (inclusive of the gross proceeds to be received from the exercise of any Warrants), (ii) a management fee of 1.0% of the aggregate gross proceeds of the Private Placement (inclusive of the gross proceeds to be received from the exercise of any Warrants), and (iii) a non-accountable expense allowance of $50,000. In addition, the Company issued to Wainwright or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 88,235 shares of Common Stock at an exercise price equal to $5.3125 per share and, if any Warrants are exercised for cash will be obligated to issue to Wainwright additional Placement Agent Warrants equal to 7.5% of the total Warrants exercised, if any. The Placement Agent Warrants have substantially the same terms as the Warrants, are exercisable immediately upon issuance and have a term of exercise equal to five (5) years from the date of issuance.

Pursuant to the Purchase Agreement, the Company agreed not to issue any shares of Common Stock or Common Stock equivalents or to file any other registration statement with the SEC (in each case, subject to certain exceptions) until sixty (60) days after the effective date of the Registration Statement. The Company has also agreed not to effect any Variable Rate Transaction (as defined in the Purchase Agreement) until one (1) year after the effective date of the Registration Statement (subject to certain exceptions).

The Engagement Letter and the Purchase Agreement contain customary representations and warranties and agreements and obligations, conditions to closing and termination provisions. The foregoing descriptions of terms and conditions of the Purchase Agreement, the Pre-Funded Warrants, the Series A Warrants, the Series B Warrants, the Placement Agent Warrants, and the Registration Rights Agreement do not purport to be complete and are qualified in their entirety by the full text of the form of the Purchase Agreement, the form of the Pre-Funded Warrant, the form of the Series A Warrant, the form of the Series B Warrant, the form of the Placement Agent Warrant, and the form of the Registration Rights Agreement, which are attached hereto as Exhibits.

Between January 1, 2024 and November 11, 2024, 111,024 shares of Class A Common Stock had been issued upon conversion of outstanding promissory notes issued to YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP and a cash payment of $750,000.00 was made in May 2024. The aggregate principal amount was fully satisfied such that there is no remaining balance under the Yorkville Promissory Notes as of November 11, 2024.

Debt Equitization Plan

From August 23, 2024 to November 11, 2024 the Company entered into various agreements to reorganize outstanding debt from certain creditors (collectively, the “Creditors”) into shares of the Company’s Class A Common Stock (the “Shares”) (collectively, the “Debt Reorganization”). The Shares issued as part of the Debt Reorganization are a mix of Shares that the Company agreed to register in a registration statement on Form S-1 and Shares that are exempt from registration. As of November 12, 2024 the Company has issued an aggregate of 975,273 Shares to the Creditors in exchange for the cancellation of an aggregate of $3,982,108 of debt.

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

The following table presents the percentage of Banzai’s revenue generated from Demio for the three and nine months ended September 30, 2024 and 2023 as compared to our other SaaS products.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
Revenue %	2024	2023	2024	2023
Reach	8.1%	4.1%	4.1%	5.1%
Demio	91.9%	95.0%	95.5%	94.4%
Other	0.0%	0.9%	0.4%	0.5%
Total	100.0%	100.0%	100.0%	100.0%

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

The following table presents average monthly NRR for Demio for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
Product: Demio	2024	2023	2024	2023
Average Monthly NRR	97.9%	95.4%	96.7%	95.5%

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

The following table presents new customer ACV and total average ACV for Demio for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
Product: Demio	2024	2023	2024	2023
New Customer ACV	$1,381	$1,435	$1,470	$1,340
Total Average ACV	$1,509	$1,459	$1,549	$1,382

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

The formula for calculating CAC is: CAC = Total Sales & Marketing Cost / Number of Customers Acquired.

The following table presents CAC for Demio for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
Product: Demio	2024	2023	2024	2023
Customer Acquisition Cost (CAC)	$1,569	$1,295	$1,508	$972

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

The formula for calculating Churn % is: Churn % = [# or $ value of] Deactivations / [# or $ value of] Active Customers (Beginning of period).

The following table presents revenue Churn and new customer (or logo) Churn for Demio for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
Product: Demio	2024	2023	2024	2023
Average Monthly Churn - Revenue	4.4%	7.0%	5.3%	7.3%
Average Monthly Churn - Customer (Logo)	5.3%	7.6%	6.6%	8.3%

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

The following table presents MRR, Customer Life, and LTV for Demio for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
Product: Demio	2024	2023	2024	2023
MRR (New Customers)	$311	$269	$1,012	$1,216
Customer Life (months)	22.9	14.2	18.7	13.5
LTV (New Customers)	$2,635	$1,701	$2,293	$1,526

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

The formula for calculating LTV / CAC ratio is: LTV / CAC for the segment or activity being measured.

The following table presents the LTV / CAC ratio for Demio for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
Product: Demio	2024	2023	2024	2023
LTV / CAC Ratio	1.8	1.3	1.5	1.6

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

Results of operations for the nine months ended September 30, 2024 and 2023

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Operating income:
Revenue	$3,228	$3,479	$(251)	-7.2%
Cost of revenue	1,049	1,133	(84)	-7.4%
Gross profit	2,179	2,346	(167)	-7.1%
Operating expenses:
General and administrative expenses	11,721	8,937	2,784	31.2%
Depreciation expense	4	6	(2)	-33.3%
Total operating expenses	11,725	8,943	2,782	31.1%
Operating loss	(9,546)	(6,597)	(2,949)	44.7%
Other expenses (income):
GEM settlement fee expense	260	—	260	nm
Other expense (income), net	(3)	(71)	68	-95.8%
Interest income	—	—	—	nm
Interest expense	—	679	(679)	-100.0%
Interest expense - related party	2,861	2,815	46	1.6%
Gain on extinguishment of liability	(681)	—	(681)	nm
Loss on debt issuance	171	—	171	nm
Loss on issuance of term notes	390	—	390	nm
Loss on issuance of convertible bridge notes	63	—	63	nm
Loss on conversion and settlement of Alco promissory notes	4,809	—	4,809	nm
Loss on conversion and settlement of CP BF notes	6,529	—
Change in fair value of warrant liability	(594)	—	(594)	nm
Change in fair value of warrant liability - related party	(460)	—	(460)	nm
Change in fair value of simple agreement for future equity	—	(185)	185	-100.0%
Change in fair value of simple agreement for future equity - related party	—	(1,928)	1,928	-100.0%
Change in fair value of bifurcated embedded derivative liabilities	—	37	(37)	-100.0%
Change in fair value of bifurcated embedded derivative liabilities - related party	(32)	72	(104)	-144.4%
Change in fair value of convertible notes	679	—	679	nm
Change in fair value of term notes	37	—	37	nm
Change in fair value of convertible bridge notes	(18)	—	(18)	nm
Yorkville prepayment premium expense	95	—	95	nm
Total other expenses (income)	14,106	1,419	12,687	894.1%
Loss before income taxes	(23,652)	(8,016)	(15,636)	195.1%
Income tax expense	7	17	(10)	-58.8%
Net loss	$(23,659)	$(8,033)	$(15,626)	194.5%

The percentage changes included in the tables herein that are not considered meaningful are presented as “nm".

Components of results of operations for the nine months ended September 30, 2024 and 2023

Revenue Analysis

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Revenue	$3,228	$3,479	$(251)	-7.2%

For the nine months ended September 30, 2024, Banzai reported total revenue of approximately $3,228 thousand, representing a decrease of approximately $251 thousand, or approximately 7.2%, compared to the nine months for the same period ended September 30, 2023. This decrease is primarily attributable to lower Reach revenue which declined by approximately $44 thousand due to a shift in Banzai's focus to its Demio product and decision, which decision was reversed in the later part of Q1 2024, to begin phasing out the Reach product. In 2024 Banzai is revitalizing its focus on the Reach product through re-engineering and expanded sales efforts. Demio revenue was lower by approximately $203 thousand for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 due to churn and lower new sales period-over-period.

Cost of Revenue Analysis

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Cost of revenue	$1,049	$1,133	$(84)	-7.4%

For the nine months ended September 30, 2024 and 2023, Banzai’s cost of revenue totaled approximately $1,049 thousand and approximately $1,133 thousand, respectively. This represents a decrease of approximately $84 thousand, or approximately 7.4%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This decrease is due primarily to lower customer base that led to an approximately 12% higher average cost per customer, driven by the increase of the streaming services costs of approximately $150 thousand that were offset by lower infrastructure costs / data licenses of approximately $117 thousand, payroll and contracted services of approximately $98 thousand, and merchant fee costs of approximately $12 thousand.

Gross Profit Analysis

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Gross profit	$2,179	$2,346	$(167)	-7.1%

For the nine months ended September 30, 2024 and 2023, Banzai’s gross profit was approximately $2,179 thousand and approximately $2,346 thousand, respectively. This represents a decrease of approximately $167 thousand, or approximately 7.1% due to the decreases in revenue of approximately $251 thousand and decreases in cost of revenue of approximately $84 thousand described above.

Operating Expense Analysis

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Total operating expenses	$11,725	$8,943	$2,782	31.1%

Total operating expenses for the nine months ended September 30, 2024 and 2023, were approximately $11.7 million and approximately $8.9 million, respectively, an increase of approximately $2.8 million, or 31.1%. This increase was due primarily to an overall increase in salaries and related expenses by approximately $0.2 million, marketing expenses by approximately $0.6 million, costs associated with audit, technical accounting, and legal and other professional services of approximately $1.6 million. On September 16, 2024, the Company committed to a reduction in force (the "Reduction") intended to decrease expenses and maintain a streamlined organization to support key programs and customers, and that is expected to conserve cash. As part of the Reduction, the Company reduced its headcount by 24 employees, which represented approximately 34% of the Company's full-time employees as of September 15, 2024. The cost-saving measures from the Reduction are expected to reduce annual operating expenses by approximately an additional $1.3 million beginning in the fourth quarter of 2024. The Company estimates that it will incur total restructuring charges of approximately $0.1 million, including severance payments in connection with the Reduction. The Company completed the reduction in October, 2024.

Other Expense Analysis

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Total other expenses (income)	$14,106	$1,419	$12,687	894.1%

For the nine months ended September 30, 2024, Banzai reported total other expense of approximately $14.1 million. This represents an increase in other expenses of approximately $12.7 million from the nine months ended September 30, 2023, when the Company reported total other expenses of approximately $1.4 million. The change in other expenses, net was primarily driven by the following:

•
Loss on conversion and settlement of CP BF notes of approximately $6.5 million.

•
Loss on conversion and settlement of Alco promissory notes of approximately $4.8 million.

•
GEM settlement commitment fee expense of approximately $0.3 million.

•
Gain on extinguishment of debt of approximately $0.7 million recognized during the nine months ended September 30, 2024.

•
There were no changes in fair value of the simple agreement for future equity ("SAFEs") during the nine months ended September 30, 2024 relative to a gain of approximately $2.1 million recognized during the nine months ended September 30,

2023, approximately $1.9 million of which related to related party SAFEs. All SAFEs notes were converted at the close of the Merger in December 2023.

•
Loss on issuance of debt of approximately $0.2 million.

•
Loss on issuance of term notes of approximately $0.4 million.

•
Loss on issuance of convertible bridge notes of approximately $0.1 million.

•
Change in fair value of warrant liability recorded as a gain (third party & related party) of approximately $1.1 million.

•
Interest expense (third party and related party) decreased by approximately $0.6 million.

•
There were nominal changes in fair value of bifurcated embedded derivative liabilities during the nine months ended September 30, 2024 relative to an overall expenses of approximately $0.1 million during the nine months ended September 30, 2023.

•
Change in fair value of convertible promissory notes recorded as a loss of approximately $0.7 million.

•
Yorkville prepayment premium expense of approximately $0.1 million.

Provision for Income Taxes

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Income tax expense	$7	$17	$(10)	-58.8%

For the nine months ended September 30, 2024 and 2023, Banzai’s reported provision for income tax expense was $7 thousand and $17 thousand, respectively.

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

At September 30, 2024, Banzai had no unrecognized tax benefits that would reduce Banzai's effective tax rate if recognized.

Net Loss Analysis

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Net loss	$(23,659)	$(8,033)	$(15,626)	194.5%

For the nine months ended September 30, 2024 and 2023, Banzai reported net losses of approximately $23.7 million and approximately $8.0 million, respectively. The greater net loss is primarily due to an increase in total other expenses of approximately $12.7 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, in addition to an increase in operating expenses of approximately $2.8 million and a decrease in gross profit of approximately $0.2 million.

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

Recognition and measurement of convertible notes, including the associated embedded derivatives

The Company accounts for certain debt agreements at fair value in accordance with ASC 480 Distinguishing Liabilities from Equity. These debt arrangements are subject to revaluation at the end of each reporting period, with changes in fair value recognized in the accompanying Consolidated Statement of Operations.

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

Recognition and measurement of bridge notes, carried at fair value

The Company determined the Agile Notes and 1800 diagonal Notes (The "Bridge Notes") were eligible for the fair value option, in accordance with ASC 825-10-50-28, and made such election to account for the Bridge Notes, respectively entirely at fair value. These debt arrangements are subject to revaluation at the end of each reporting period, with changes in fair value recognized in the accompanying Consolidated Statement of Operations.

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

Adjusted EBITDA Analysis for the nine months ended September 30, 2024 and 2023

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Adjusted EBITDA (Loss)	$(5,069)	$(2,734)	$(2,334)	85.4%

For the nine months ended September 30, 2024, Banzai’s Adjusted EBITDA was approximately $5,069 thousand, reflecting a decrease in the earnings of approximately $2,334 thousand compared to a loss of approximately $2,734 thousand for the nine months ended September 30, 2023. This period-over-period decrease in earnings is primarily attributable to increased general and administrative expenses.

Net Income/(Loss) to Adjusted EBITDA Reconciliation for the three months ended September 30, 2024 and the three months ended June 30, 2024

	Three Months Ended September 30,	Three Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2024	2024	Period $	Period %
Net loss	$(15,414)	$(4,165)	$(11,249)	270.1%
Other expense (income), net	(63)	64	(127)	-198.4%
Depreciation expense	1	1	—	0.0%
Stock based compensation	251	203	48	23.6%
Interest expense	-	396	(396)	-100.0%
Interest expense - related party	1,050	385	665	172.7%
Income tax expense	1	7	(6)	-85.7%
GEM settlement fee expense	60	64	(4)	-6.3%
Gain on extinguishment of liability	(153)	—	(153)	nm
Loss on debt issuance	—	—	—	nm
Loss on issuance of term notes	390	—	390	nm
Loss on issuance of convertible bridge notes	63	—	63	nm
Loss on conversion and settlement of Alco promissory notes	4,809	—	4,809	nm
Loss on conversion and settlement of CP BF notes	6,529	—	6,529	nm
Change in fair value of warrant liability	(32)	(154)	122	-79.2%
Change in fair value of warrant liability - related party	(115)	(230)	115	-50.0%
Change in fair value of simple agreement for future equity	—	—	—	nm
Change in fair value of simple agreement for future equity - related party	—	—	—	nm
Change in fair value of bifurcated embedded derivative liabilities	—	—	—	nm
Change in fair value of bifurcated embedded derivative liabilities - related party	(32)	—	(32)	nm
Change in fair value of convertible notes	101	34	67	197.1%
Change in fair value of term notes	37	—	37	nm
Change in fair value of convertible bridge notes	(18)	—	(18)	nm
Yorkville prepayment premium expense	14	81	(67)	-82.7%
Transaction related expenses	1,054	1,333	(279)	-20.9%
Adjusted EBITDA (Loss)***	(1,467)	(1,981)	514	-25.9%
Non GAAP adjustment - potential estimated future gain on extinguishment of debt****	2,224	—	2,224	nm
Adjusted Net (Loss) Income*	(1,458)	(4,515)	3,057	-67.7%
Annualized Adjusted Net Loss (Income) Q324 vs Q224**	$(5,832)	$(18,060)	$12,228	-67.7%

* Adjusted Net Income (Loss) for the three months period quarter ended as of September 30, 2024 was ($1.5) million, reflecting Net income of ($15.4) million net, before Loss on conversion and settlement of Alco promissory notes and CP BF notes, other bifurcated embedded derivative liabilities for the total of $11.7 million, Loss on issuance of term notes of $0.4 million, Loss on issuance of convertible bridge notes of $0.1 million, Change in fair value of convertible notes of $0.1 million, Change in fair value of term notes of $0.05 million, offset by Non GAAP adjustment - potential estimated future gain on extinguishment of debt*, Change in fair value of warrant liability - related party of $0.1 million, Change in fair value of warrant liability of $0.03 million, Change in fair value of bifurcated embedded derivative liabilities - related party of $0.03 million and Change in fair value of convertible bridge notes of $0.02 million.

** Annualized increase in earnings in respect to Adjusted Net Income (loss) is approximately $14.0 million between the three months period of the quarter ended as of September 30, 2024 when compared to the prior quarter of the three months periods ended June 30, 2024.

*** For the three months ended September 30, 2024, Banzai’s Adjusted EBITDA was approximately ($1.5) million, compared to Adjusted EBITDA of ($1.8) million for the prior three-month period, representing an improvement of $0.4 million.This period-over-period increase in earnings is primarily attributable to the company overall cost cutting effort made in general and administrative, marketing and technology expense. Annualized increase in earnings in respect to Adjusted EBITDA pertaining to cost saving efforts is approximately $1.5 million.

**** The non-GAAP adjustment for potential estimated future gain on extinguishment of debt represents the potential gain that management expects will be recognized in the future, on meeting the conditions of certain settlement agreements entered into with certain counterparties, in terms of settlement agreements entered into in third quarter of 2024.

Net Income/(Loss) to Adjusted EBITDA Reconciliation for the nine months ended September 30, 2024 and 2023

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Net loss	$(23,659)	$(8,033)	$(15,626)	194.5%
Other expense (income), net	(3)	(71)	68	-95.8%
Depreciation expense	4	6	(2)	-33.3%
Stock based compensation	245	621	(375)	-60.5%
Interest expense	-	679	(679)	-100.0%
Interest expense - related party	2,861	2,815	46	1.6%
Income tax expense	7	17	(10)	-58.8%
GEM settlement fee expense	260	—	260	nm
Gain on extinguishment of liability	(681)	—	(681)	nm
Loss on debt issuance	171	—	171	nm
Loss on issuance of term notes	390	—	390	nm
Loss on issuance of convertible bridge notes	63	—	63	nm
Loss on conversion and settlement of Alco promissory notes	4,809	—	4,809	nm
Loss on conversion and settlement of CP BF notes	6,529	—	6,529	nm
Change in fair value of warrant liability	(594)	—	(594)	nm
Change in fair value of warrant liability - related party	(460)	—	(460)	nm
Change in fair value of simple agreement for future equity	—	(185)	185	-100.0%
Change in fair value of simple agreement for future equity - related party	—	(1,928)	1,928	-100.0%
Change in fair value of bifurcated embedded derivative liabilities	—	37	(37)	-100.0%
Change in fair value of bifurcated embedded derivative liabilities - related party	(32)	72	(104)	-144.4%
Change in fair value of convertible notes	679	—	679	nm
Change in fair value of term notes	37	—	37	nm
Change in fair value of convertible bridge notes	(18)	—	(18)	nm
Yorkville prepayment premium expense	95	—	95	nm
Transaction related expenses*	4,228	3,236	992	30.7%
Adjusted EBITDA (Loss)	$(5,069)	$(2,734)	$(2,334)	85.4%

* Transaction related expenses include

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Professional fees - audit	$370	$427	$(57)	-13.3%
Professional fees - legal	1,619	182	1,437	789.6%
Incremental accounting	1,262	2,319	(1,057)	-45.6%
Market study, M&A support	977	308	669	217.2%
Transaction related expenses	$4,228	$3,236	$992	30.7%

Liquidity and Capital Resources

Going Concern

Since inception, Banzai has financed its operations primarily from the sales of redeemable convertible preferred stock and convertible promissory notes, and proceeds from senior secured loans. As of September 30, 2024, Banzai had cash of approximately $4.3 million.

Banzai has incurred losses since its inception, had a working capital deficit of approximately $25.0 million as of September 30, 2024, and had an accumulated deficit at September 30, 2024 totaling approximately $70.4 million. As of September 30, 2024, Banzai had approximately $1.4 million and approximately $9.3 million aggregate principal amount outstanding on term/promissory notes and convertible notes, respectively. During the nine months ended September 30, 2024, Banzai raised additional capital under the SEPA through the issuance of additional convertible notes for a total of approximately $2.5 million to fund the Company's operations. Additionally, during the nine months ended September 30, 2024, the Company issued non-cash share payments of approximately $3.9 million in partial settlement of the Yorkville Promissory Note financing, and made an approximately $0.5 million non-cash share payment to settle the deferred fee liability payable to Yorkville in terms of the SEPA. In May 2024 the Company entered into the Amended Repayment Agreement which extended the maturity date on the convertible notes to September 25, 2024, and pursuant to which the Company made a cash payment of $0.8 million in partial settlement of the Yorkville Promissory Notes. These stock issuances described herein do not represent sources of new capital, rather the issuances were made to settle existing liabilities in lieu of cash payments, as described above. Banzai has historically used debt financing proceeds principally to fund operations. On May 22, 2024 and September 24, 2024, Banzai entered into a securities purchase agreement with accredited investors, providing for the issuance and sale of Common Stock, Pre-Funded Warrants, and Common Warrants in a registered direct offering. The aggregate gross proceeds to the Company from the May 2024 and September 2024 Offerings were approximately $2.5 million and $5.0 million, respectively.

Banzai’s intends to seek additional funding through the SEPA arrangement and other equity financings in 2024. If Banzai is unable to raise such funding, Banzai will have to pursue an alternative course of action to seek additional capital through other debt and equity financing.

On September 16, 2024, the Company committed to a reduction in force (the "Reduction") intended to decrease expenses and maintain a streamlined organization to support key programs and customers, and that is expected to conserve cash. As part of the Reduction, the Company reduced its headcount by 24 employees, which represented approximately 34% of the Company's full-time employees as of September 15, 2024. The cost-saving measures from the Reduction are expected to reduce annual operating expenses by approximately an additional $1.3 million beginning in the fourth quarter of 2024. The Company estimates that it will incur total restructuring charges of approximately $0.1 million, including severance payments in connection with the Reduction. The Company completed the reduction in October, 2024.

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

Cash flows for the nine months ended September 30, 2024 and 2023

The following table sets forth Banzai’s cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2024	2023	Period $	Period %
Net loss	$(23,659)	$(8,033)	$(15,626)	194.5%
Adjustments to reconcile net loss to net cash used in operating activities:	18,296	2,225	16,071	722.3%
Net cash used in operating activities	(5,363)	(5,808)	445	-7.7%
Net cash provided by financing activities	7,533	5,181	2,352	45.4%
Net increase / (decrease) in cash	$2,170	$(627)	$2,797	-446.1%

Cash Flows for the nine months ended September 30, 2024

Net cash used in operating activities was approximately $5.4 million for the nine months ended September 30, 2024. Net cash used in operating activities consists of net loss of approximately $23.7 million, offset by total adjustments of approximately $18.3 million for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily included loss on conversion and settlement of Alco promissory notes of approximately $4.8 million, loss on conversion and settlement of CP BF notes of approximately $6.5 million, non-cash settlement of the GEM commitment fee of approximately $0.2 million, non-cash share issuance for marketing expenses of approximately $0.3 million, non-cash share issuance for Yorkville redemption premium of approximately $0.1 million, stock-based compensation expense of approximately $0.5 million, gain on extinguishment of liability of approximately $0.7 million, loss on issuance of debt of approximately $0.2 million, loss on issuance of term notes of approximately $0.4 million, loss on issuance of convertible bridge notes of approximately $0.1 million, non-cash interest expense of approximately $1.3 million (approximately $1.18 million for related party), amortization of debt discount and issuance costs of approximately $1.4 million (approximately $1.4 million for related party), amortization of operating lease ROU assets of approximately $0.1 million, fair value adjustment for warrant liabilities gain of approximately $1.1 million (gain of approximately $0.5 million for related party), fair value adjustment of convertible promissory notes of approximately $0.7 million, and net of change in operating assets and liabilities of approximately $3.5 million.

There were no net cash investing activities for the nine months ended September 30, 2024.

Net cash provided by financing activities was approximately $7.5 million for the nine months ended September 30, 2024, and was primarily related to proceeds from convertible debt financing of approximately $2.5 million, net proceeds from issuance of common stock of approximately $6.3 million, net proceeds from the issuance of term notes of approximately $1.0 million, proceeds from related party advance of approximately $0.1 million, repayment of notes payable, carried at fair value of approximately $0.4 million, repayment of Yorkville convertible notes of approximately $0.8 million, and payment of the GEM commitment fee of approximately $1.2 million.

Cash Flows for the nine months ended September 30, 2023

Net cash used in operating activities was approximately $5.8 million for the nine months ended September 30, 2023. Net cash used in operating activities consists of net loss of approximately $8.0 million, total adjustments of approximately $2.2 million for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense of approximately $0.8 million, non-cash interest expense of approximately $1.3 million (approximately $1.11 million for related party), amortization of debt discount and issuance costs of approximately $1.9 million (approximately $1.3 million for related party), amortization of operating lease ROU assets of approximately $0.13 million, fair value adjustments to simple agreement for future equity of approximately $2.1 million (approximately $1.9 million for related party), fair value adjustments to bifurcated embedded derivative liabilities of approximately $0.1 million (approximately $0.1 million for related party), and net of change in operating assets and liabilities of approximately $0.1 million.

There were no net cash investing activities for the nine months ended September 30, 2023.

Net cash provided by financing activities was approximately $5.2 million for the nine months ended September 30, 2023, and was primarily related to proceeds from the issuance of convertible note, net of issuance costs of approximately $4.0 million (approximately $2.5 million for related party) and proceeds from the issuance of promissory notes of approximately $1.2 million.

Capital Expenditure Commitments and Financing Requirements

($ in Thousands)	Total	Less than 1 year	1 - 3 Years
Debt principal - 15.5% CB PF convertible note	$8,759	$—	$8,759
Debt principal - GEM promissory note	470	470	—
Debt principal - Agile	788	788	—
Debt principal - 1800 Diagonal	254	254	—
Interest on debt	4,620	494	4,126
Operating leases	2	2	—
Total capital expenditure commitments and financing requirements at September 30, 2024	$14,893	$2,008	$12,885

Debt principal - 15.5% CB PF Convertible Note

On September 5, 2024, the Company entered into a side letter to the loan agreement with CP BF whereby the Company agreed to consolidate the Term Note, CP BF Convertible Note and First Amendment Convertible Note (combined the "Old CP BF Notes") into a single convertible note (the "2024 CP BF Convertible Note"). In accordance with ASC 470 Debt, the Company treated the Old CP BF Notes as extinguished and recognized a loss on debt extinguishment of $6,529,402, determined by the sum of the fair value of the 2024 CP BF Convertible Note, plus the fair value of the additional equity consideration given as part of the side letter and share purchase agreement, as discussed below, in excess of the carrying value of the Old CP BF Notes. After consideration of the below transactions it was determined CP BF is a related party as they own approximately 16% of the outstanding Class A Common Stock.

In conjunction with the side letter, the Company agreed to issue to CP BF, 70,000 shares of the Company's Class A Common Stock. On September 23, 2024 the transaction was finalized and the Company issued the 2024 CP BF Convertible Note with a principal amount of $10,758,775. Pursuant to the CP BF SPA, CP BF agreed to convert $2,000,000 in debt into 260,849 shares of Class A Common Stock, CP BF Warrants to purchase up to 565,553 shares of Class A Common Stock and CP BF Pre-Funded Warrants to purchase up to 304,704 shares of Class A Common Stock (all such securities and shares collectively referred to as the “CP BF Registrable Securities”). The outstanding principal balance of the 2024 CP BF Convertible Note together with accrued interest thereon, unpaid fees and expenses and any other Obligations then due, shall be paid on February 19, 2027 (“2024 Loan Maturity Date”). The 2024 CP BF Convertible Note accrues interest at a rate of 15.5% which interest shall be paid in kind monthly and is convertible at the holder's option at any time on or following the effectiveness of the first resale registration statement covering the applicable conversion shares at a fixed conversion price per share of $3.89. Upon the occurrence, and during the continuance, of an Event of Default (as defined in the agreement), interest on the 2024 CP BF Convertible Note will bear PIK interest at a per annum rate of 20% (“2024 Default Rate”).

Additionally, the Company may voluntarily prepay the principal of the 2024 CP BF Convertible Note, in accordance with their terms, in whole or in part at any time. On the date of any such prepayment, the Company will owe to Lender: (i) all accrued interest with respect to the principal amount so prepaid through the date the prepayment is made and (ii) the Exit Fee with respect to the principal amount so prepaid, calculated as 1.0% of the outstanding principal balance of the loans, with only the portion of the principal balance so converted counted for purposes of determining the applicable Exit Fee; and provided further, that, in the event of a partial prepayment of the loans, the Exit Fee shall be calculated on the principal amount so repaid and not on the entire outstanding principal balance thereof, and (iii) all other Obligations, if any, that shall have become due and payable hereunder with respect to the principal amount so prepaid

Debt principal - GEM Promissory Note

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

The GEM Promissory Note provides that, in the event the Company fails to make a required monthly payment when due, the Company shall issue to GEM a number of shares of Class A Common Stock equal to the monthly payment amount divided by the VWAP of the Class A Common Stock for the trading day immediately preceding the applicable payment due date. In addition, the Company agreed to register on a registration statement 40,000 shares of Class A Common Stock that may be issuable under the terms of the GEM Promissory Note. The GEM Promissory Note contains customary events of default. If an event of default occurs, GEM may, at its option, demand from the Company immediate payment of any outstanding balance under the GEM Promissory Note.

As of September 30, 2024, the Company has issued an aggregate of 40,000 shares of Class A Common Stock to GEM in lieu of monthly payment obligations and the remaining balance of the GEM Promissory Note as of September 30, 2024 is $470,057.

Term Notes (Agile)

On July 22, 2024, the Company entered into a subordinated business loan and security agreement (the "July Subordinated Business Loan and Security Agreement") with Agile Lending, LLC and Agile Capital Funding, LLC as the collateral agent. On July 22, 2024, the Company issued a subordinated secured promissory note (the “July Agile Note”) for an aggregate principal amount of $787,500 and received $750,000 of proceeds, net of administrative agent fees $37,500 to the collateral agent, with a maturity date of February 5, 2025 under the subordinated business loan and security agreement. The loan under the agreement bears interest at a rate of 42% and will be calculated on a three hundred and sixty (360) day year based on the actual number of days lapsed, and interest shall accrue on the loan commencing on and including the effective date pursuant to the Agreement's weekly repayment and amortization schedule.

On September 13, 2024, the Company entered into a subordinated business loan and security agreement (the "September Subordinated Business Loan and Security Agreement") with Agile Lending, LLC and Agile Capital Funding, LLC as the collateral agent. On September 13, 2024, the Company issued a subordinated secured promissory note (the “September Agile Note”) for an aggregate principal amount of $262,500 and received $250,000 of proceeds, net of administrative agent fees $12,500 to the collateral agent, with a maturity date of March 3, 2025 under the September Note. The September Note bears interest at a rate of 48%, and interest will be calculated on a three hundred and sixty (360) day year based on the actual number of days lapsed, and interest shall accrue on the September Note commencing on and including the effective date pursuant to the September Note Agreement's weekly repayment and amortization schedule.

The July Agile Note and the September Agile Note are together referred to as the “Agile Notes”.

The collateral under the subordinated business loan and security agreements consist of all of the Company’s goods, accounts, equipment, inventory, contract rights or rights to payment of money, leases, license agreements, franchise agreements, general intangibles (including intellectual property), commercial tort claims, documents, instruments (including any promissory notes), chattel paper (whether tangible or electronic), cash, deposit accounts and other collateral accounts, all certificates of deposit, fixtures, letters of credit rights, securities, and all other investment property, supporting obligations, and financial assets. Upon any Changes in Business or Management, Ownership (as defined in the agreements) or upon an Event of Default (as defined in the agreements), each of the July Agile Note and or the September Agile Note then-outstanding will become accelerated and the Company shall immediately pay to Agile an amount equal to the sum of (i) all outstanding principal of the term loan plus accrued and unpaid interest thereon accrued through the prepayment date, (ii) a Prepayment Fee (as defined in the agreements), plus (iii) all other obligations that are due and payable, including, without limitation, incremental interest at the Default Rate of 5.0% (as defined in the agreements). Additionally, the Company may voluntarily prepay the July Agile Note and or the September Agile Note, in accordance with their terms, in whole or in part at any time. On the date of such prepayment of any principal amounts, the Company will owe to Agile a Prepayment Fee comprising a make-whole premium payment on account of such principal amount prepaid, which shall be equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the maturity date of the respective note, as described above.

The Agile Notes include contingent redemption (put) rights which trigger mandatory prepayment and a make-whole premium upon certain events including an event of default, and defaulted contingent interest upon an event of default.

Due to the contingent redemption put feature and default interest embedded feature within the Agile Notes, the Company elected to account for the Agile Notes at fair value at their respective dates of issuance and in subsequent reporting periods, pursuant to ASC 825 Financial Instruments (“ASC 825”). The Company will record changes in the fair value of the notes that relate to changes in credit risk to other comprehensive income. The remaining changes in fair value, including the component related to accrued interest, will be recorded through the other (income) expense section of the Company’s condensed consolidated statements of operations and comprehensive loss statement in a single line item.

Interest expense on the Agile Notes totaled $127,936 for the three and nine months ended September 30, 2024 and is included in the fair value of the note.

Convertible Notes (1800 Diagonal)

On August 16, 2024, the Company entered into a securities purchase agreement and promissory note agreement (the "August Securities Purchase Agreement") with 1800 Diagonal Lending LLC (“Lender”). On August 16, 2024 the Company issued a promissory note (the “August 1800 Diagonal Note”) for an aggregate principal amount of $184,000 and received $160,000 of proceeds, net of an original issue discount of $24,000, with a maturity date of June 15, 2025. The August Securities Purchase Agreement stipulates that the Company and Lender may mutually agree to enter into additional tranches of promissory notes over the 12 month period commencing on August 16, 2024, up to an aggregate total of $750,000. The stated interest rate on the August Note is 12% per annum, and interest shall accrue on the August Note commencing on and including the issuance date pursuant to the August Agreement's monthly repayment and amortization schedule.

On September 24, 2024, the Company issued a second promissory note (the “September 1800 Diagonal Note”) for an aggregate principal amount of $124,200 and received $108,000 of proceeds, net of an original discount of $16,200, with a maturity date of July 30, 2025. The stated interest rate on the September Note is 12% per annum, and interest shall accrue on the September Note commencing on and including the issuance date pursuant to the September Note Agreement's repayment and amortization schedule.

The August 1800 Diagonal Note and the September 1800 Diagonal Note are together referred to as the “1800 Diagonal Notes”.

Upon an event of default, as defined in the agreements, all or any portion of the 1800 Diagonal Notes that are then-outstanding, may become convertible at the option of the Lender into fully paid and non-assessable shares of the Company’s Common Stock up to 4.99% of the Company’s outstanding shares of Common Stock. The Notes become convertible at the lender’s option upon an event of default, at a conversion price equal to the quotient resulting from dividing the Conversion Amount, measured as the sum of (1) the principal amount of the Note or Notes being converted in such conversion, plus (2) at the lender’s option, accrued and unpaid interest, if any, on such principal amount at the interest rates to the respective note or notes being converted through the conversion date, plus (3) at the lender’s option, the default interest, divided by the “Conversion Price” then in effect on the date specified in the notice of conversion (the conversion date). The Conversion Price will be measured as seventy-five percent (75%) multiplied by the market price, which means the lowest trading price for the Company’s Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

The 1800 Diagonal Notes include optional conversion rights to the holder upon an event of default, contingent redemption (put) rights which trigger mandatory prepayment upon event of default, and defaulted contingent interest upon an event of default.

Due to these embedded features within the 1800 Diagonal Notes, the Company elected to account for the 1800 Agile Notes at fair value at their respective dates of issuance and in subsequent reporting periods, pursuant to ASC 825 Financial Instruments (“ASC 825”). The Company will record changes in the fair value of the notes that relate to changes in credit risk to other comprehensive income. The remaining changes in fair value, including the component related to accrued interest, will be recorded through the other (income) expense section of the Company’s condensed consolidated statements of operations and comprehensive loss statement in a single line item.

Interest expense on the 1800 Diagonal Notes totaled approximately $118,091 for the three and nine months ended September 30, 2024 and is included in the fair value of the note.

Interest on Debt

Interest on debt totals $4.6 million for the nine months ended September 30, 2024, representing the aggregate interest expenses / payments obligation to be paid and to be recognized during the rest of the terms of the Loan Agreements and Notes, described above.

Operating Leases

Banzai has an operating lease for its real estate for office use. The lease term expires in October 2024. Banzai adopted ASC 842 Leases by applying the guidance at adoption date, January 1, 2022. The $2,352 balance recognized as of September 30, 2024 represents the future minimum lease payments under non-cancellable leases as liabilities.

Debt Structure and Maturity Profile

($ in Thousands)	Principal	Debt Premium (Discount) / Issuance Cost	Carrying Value	Accrued Interest	Carrying Value and Accrued Interest
As of September 30, 2024
Debt principal - 15.5% CB PF convertible note	$8,759	$—	$8,759	$26	$8,785
Debt principal - GEM promissory note	470	—	470	—	470
Debt principal - Agile	788	169	957	128	1,085
Debt principal - 1800 Diagonal	254	(39)	215	118	333
Total debt carrying values at September 30, 2024	$10,271	$130	$10,401	$272	$10,673

The Agile Notes and 1800 Diagonal Notes are presented at its fair value on the condensed consolidated balance sheets.

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

Deferred underwriting fees

On December 28, 2023, the Company and Cantor amended the Fee Reduction Agreement to provide that the Reduced Deferred Fee was payable in the form of 22,279 shares of Class A Common Stock and to provide that Cantor is subject to a 12-month lock-up with respect to the Cantor Fee Shares. On December 28, 2023, the Company issued the Cantor Fee Shares to Cantor, covering the Reduced Deferred Fee in accordance with the Fee Reduction Agreement. The fair value of the 22,279 shares of Class A Common Stock was determined to be $2,450,639 on December 28, 2023 based on the Company's opening stock price of $110.00. Although the Company issued the Cantor Fee Shares, as of September 30, 2024, the Company has not satisfied its Cantor Registration Rights Obligations. As such, the Company cannot conclude that it has settled its outstanding obligations to Cantor. Therefore, neither criteria under ASC 405 for extinguishment and derecognition of the liability were satisfied and the $4,000,000 Reduced Deferred Fee remained outstanding as a current liability on the Company’s September 30, 2024 balance sheet.

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

On December 13, 2023, the Company and GEM entered into a binding term sheet (the “GEM Term Sheet”) and, on December 14, 2023, a letter agreement (the “GEM Letter”), agreeing to terminate in its entirety the GEM Agreement by and between the Company and GEM, other than with respect to the Company’s obligation (as the post-combination company in the Merger) to issue the GEM Warrant granting the right to purchase Class A Common Stock in an amount equal to 3% of the total number of equity interests outstanding as of the Closing, calculated on a fully diluted basis, at an exercise price on the terms and conditions set forth therein, in exchange for issuance of a $2.0 million convertible debenture with a five-year maturity and 0% coupon. Due to the determination of the final terms of the planned $2.0 million convertible debenture having not been finalized, nor the final agreement related to the convertible debenture having been executed, as of September 30, 2024, the Company recognized, concurrent with the close of the merger, a liability for the GEM commitment fee, along with a corresponding GEM commitment fee expense, in the amount of $2.0 million.

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

The GEM Promissory Note provides that, in the event the Company fails to make a required monthly payment when due, the Company shall issue to GEM a number of shares of Class A Common Stock equal to the monthly payment amount divided by the VWAP of the Class A Common Stock for the trading day immediately preceding the applicable payment due date. In addition, the Company agreed to register on a registration statement 40,000 shares of Class A Common Stock that may be issuable under the terms of the GEM Promissory Note. The GEM Promissory Note contains customary events of default. If an event of default occurs, GEM may, at its option, demand from the Company immediate payment of any outstanding balance under the GEM Promissory Note. As of the date of these unaudited condensed consolidated interim financial statements, we have issued an aggregate of 40,001 shares of Class A Common Stock to GEM in lieu of monthly payment obligations.

Off-Balance Sheet Arrangements

Banzai had no off-balance sheet arrangements as of September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2024 to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weaknesses in our IT General Controls, adherence to the COSO Integrated Framework, and period end financial close and reporting process as described in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024 (the “2023 10-K").

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

Changes in Internal Control over Financial Reporting

Other than the changes noted above regarding our steps to remediate our material weaknesses, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2024 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, the Company has not issued unregistered securities to any person, except as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and, unless otherwise indicated below, the Registrant believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder regarding offshore offers and sales. All recipients had adequate access, though their relationships with the Registrant, to information about the Registrant.

On September 9, 2024, the Company issued 24,000 restricted shares of its Class A Common Stock, partially in exchange for the various investor relations services outlined in the Consulting Agreement with MZHCI, LLC, an MZ Group Company.

Debt Equitization Issuances

From August 23, 2024 to September 23, 2024 the Company entered into various agreements to reorganize outstanding debt from certain creditors (collectively, the “Creditors”) into shares of the Company’s Class A Common Stock (the “Shares”) (collectively, the “Debt Reorganization”). The Shares issued as part of the Debt Reorganization are a mix of Shares that are to be registered with the Securities and Exchange Commission (the “SEC”) in a registration statement on Form S-1 and Shares that are exempt from registration. As of November 14, 2024, the Company has issued an aggregate of 975,273 Shares to the Creditors in exchange for the cancellation of an aggregate of $3,982,108 of debt; the Company agreed to issue an aggregate of 420,669 additional Shares pursuant to the Debt Reorganization.

CP BF/Alco Shares

As of November 14, 2024, we issued an aggregate of 903,569 shares of Class A Common Stock to CP BF and Alco, pursuant to the agreements we entered into with them in September 2024 and are exempt from registration.

Hudson Global Ventures Shares

On October 15, 2024, the Company issued 45,000 shares of Class A Common Stock to Hudson Global Ventures, LLC ("Hudson"), pursuant to a consulting agreement entered into with this entity, as consideration for advisory services provided by Hudson. Such shares were issued in a transaction exempt from registration in reliance on Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as these terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following documents are included as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	Amendment to the Company’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 16, 2024).
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

4.3	Promissory Note, dated as of March 26, 2024, issued by Banzai International, Inc. to YA II PN, LTD (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K filed on April 1, 2024).
4.4	Form of Pre-Funded Warrant dated September 26, 2024 (incorporated by reference the Current Report on Form 8-K filed on September 27, 2024).
4.5	Form of Series A Warrant dated September 26, 2024 (incorporated by reference the Current Report on Form 8-K filed on September 27, 2024).
4.6	Form of Series B Warrant dated September 26, 2024 (incorporated by reference the Current Report on Form 8-K filed on September 27, 2024).
4.7	Form of Placement Agent Warrant dated September 26, 2024 (incorporated by reference the Current Report on Form 8-K filed on September 27, 2024).
4.8*	Promissory Note with 1800 Diagonal Lending, LLC dated August 16, 2024
4.9*	Promissory Note with 1800 Diagonal Lending, LLC dated September 24, 2024
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
10.11

Amended and Restated Debt Repayment Agreement, dated as of May 22, 2024, by and between the Company and Yorkville (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on May 28, 2024)

10.12

Amended and Restated Repayment Agreement with J.V.B Financial Group, LLC (incorporated by reference to the Registration Statement on Form S-1 (File No. 333-282680) filed with the SEC on October 16, 2024).

10.13	Investor Relations Consulting Agreement with MZHCI, LLC (incorporated by reference to the Registration Statement on Form S-1 (File No. 333-282680) filed with the SEC on October 16, 2024).
10.14	Side Letter to the Loan Agreement with CP BF Lending, LLC (incorporated by reference to the Registration Statement on Form S-1 (File No. 333-282680) filed with the SEC on October 16, 2024).
10.15	Repayment Agreement with Perkins Coie LLP (incorporated by reference to the Registration Statement on Form S-1 (File No. 333-282680) filed with the SEC on October 16, 2024).
10.16	Floor Price Adjustment Agreement with Yorkville Advisors (incorporated by reference to the Registration Statement on Form S-1 (File No. 333-282680) filed with the SEC on October 16, 2024).

10.17	Repayment Agreement with Cooley LLP (incorporated by reference to the Registration Statement on Form S-1 (File No. 333-282680) filed with the SEC on October 16, 2024).
10.18	Settlement Letter with CohnReznick LLP (incorporated by reference to the Registration Statement on Form S-1 (File No. 333-282680) filed with the SEC on October 16, 2024).
10.19	Repayment Agreement with Sidley Austin LLP (incorporated by reference to the Registration Statement on Form S-1 (File No. 333-282680) filed with the SEC on October 16, 2024).
10.20	Repayment Agreement with Donnelley Financial LLC (incorporated by reference to the Registration Statement on Form S-1 (File No. 333-282680) filed with the SEC on October 16, 2024).
10.21	Securities Purchase Agreement with Alco Investment Company (incorporated by reference to the Registration Statement on Form S-1 (File No. 333-282680) filed with the SEC on October 16, 2024).
10.22	Securities Purchase Agreement with CP BF Lending, LLC (incorporated by reference to the Registration Statement on Form S-1 (File No. 333-282680) filed with the SEC on October 16, 2024).
10.23	Repayment Agreement with Verista Partners, Inc. (incorporated by reference to the Registration Statement on Form S-1 (File No. 333-282680) filed with the SEC on October 16, 2024).
10.24

Second Amendment to Loan Agreement by and among the Company, Demio Holding Inc., Banzai Operating Co. LLC and CP BF Lending, LLC, as Lender dated as of September 23, 2024 (incorporated by reference to the Registration Statement on Form S-1 (File No. 333-282680) filed with the SEC on October 16, 2024).

10.25	Form of Registration Rights Agreement between the Company and Alco (incorporated by reference to the Registration Statement on Form S-1 (File No. 333-282680) filed with the SEC on October 16, 2024).
10.26	Form of Lock-Up Agreement dated September 23, 2024 (incorporated by reference to the Registration Statement on Form S-1 (File No. 333-282680) filed with the SEC on October 16, 2024).
10.27	Form of Registration Rights Agreement between the Company and CP BF(incorporated by reference to the Registration Statement on Form S-1 (File No. 333-282680) filed with the SEC on October 16, 2024).
10.28	Form of Securities Purchase Agreement dated September 26, 2024 (incorporated by reference the Current Report on Form 8-K filed on September 27, 2024).
10.29	Form of Registration Rights Agreement dated September 26, 2024 (incorporated by reference the Current Report on Form 8-K filed on September 27, 2024).
10.30*	Subordinated Business Loan and Security Agreement, Promissory Note with Agile Lending, LLC and Agile Capital Funding, LLC dated July 22, 2024
10.31*	Subordinated Business Loan and Security Agreement, Promissory Note with Agile Lending, LLC and Agile Capital Funding, LLC dated September 13, 2024
10.32*	Securities Purchase Agreement with 1800 Diagonal Lending LLC
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS ***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH ****	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104 ***	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2024.

BANZAI INTERNATIONAL, INC.

Date: November 14, 2024	By:	/s/ Joseph Davy
Joseph Davy
Chief Executive Officer

Date: November 14, 2024	By:	/s/ Alvin Yip
Alvin Yip
Interim Chief Financial Officer