Form 10-K
period 2024-12-31
Banzai International, Inc.
filed 2025-04-15
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39826

Banzai International, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	85-3118980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
435 Ericksen Ave, Suite 250 Bainbridge Island, Washington	98110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 414-1777

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	BNZI	The Nasdaq Capital Market
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $575.00	BNZIW	The Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the last business day of the registrant's most recently competed second fiscal quarter, was approximately $4,576,909 as of June 30, 2024, based on the last sales price reported for such date on The Nasdaq Stock Exchange LLC.

The number of shares outstanding of each of the registrant's classes of common stock, as of April 10, 2025:

Class A Common Stock - 12,846,807 shares

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

Item 1. Business.

Overview

Banzai International, Inc. (f/k/a 7GC & Co. Holdings Inc.) is a Software as a Service (“SaaS”) company operating in the marketing technology (“MarTech”) industry. We provide our customers with tools to help them market and sell with greater efficiency and impact. To date, Banzai has supported over 90,000 global customers, including entrepreneurs and Fortune 500 companies. Our customers include Amazon, Dell, Salesforce, Aflac, Thermo Fisher Scientific, and many other globally recognized brands.

Banzai grows in three ways: acquiring new customers through our sales and marketing efforts, expanding our platform through the development and acquisition of MarTech products, and cross-selling additional solutions to our existing customers. When evaluating acquisitions, we look for profitable businesses with customer profiles that align with our values and growth strategy. When considering additional products to purchase and offer, we look at customer satisfaction levels because we believe that is a good indicator of a product’s trajectory.

Our vision is to build a suite of mission-critical solutions that address a broad spectrum of customer needs. By integrating these tools, we aim to create efficiencies and unlock shared data and assets that power more advanced AI capabilities. Between the first quarter of 2024 and the first quarter of 2025, Banzai has acquired two companies, ClearDoc, Inc. (d/b/a OpenReel) and Vidello, Ltd. We also entered into a definitive agreement to acquire Act-On, Inc. Our platform currently includes several products, ranging across demand generation, webinar hosting, video creation and email newsletters.

We sell most of our products using a recurring subscription license model typical in SaaS businesses, with customer contracts that vary in term length from single months to multiple years. As of December 31, 2024, our customer base included over 3,070 customers operating in over 90 countries, across numerous different industries, including healthcare, financial services, e-commerce, technology, media and others. No single customer represents more than 1% of our revenue.

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

Industry Background and Trends

The MarTech industry has undergone rapid growth and transformation in recent years. As per the Winterberry Report (as hereinafter defined), it seems that as companies prioritize efficient growth, demand for MarTech solutions continues to rise—a trend we expect to accelerate amid increasing global competition and pressure to demonstrate profitability.

The MarTech landscape is vast and rapidly evolving, with over 14,000 vendors offering solutions across a broad spectrum of needs. According to the 2024 Marketing Technology Landscape report by ChiefMartec, the number of MarTech companies has grown by 27.8% year over year, reaching 14,106 providers. This fragmented ecosystem presents a significant opportunity for acquisitions and platform expansion. With so many vendors, competition is fierce, making it essential for Banzai to differentiate ourselves through exceptional products and customer service.

Market Size

We compete within the business-to-business (“B2B”) MarTech value chain, which encompasses functions including creating and distributing content, acquiring and nurturing leads, executing and optimizing campaigns, and managing and measuring performance.

In 2023, we engaged Verista Partners Inc., also known as Winterberry Group (“Winterberry”), to conduct a comprehensive analysis of our market opportunity within the MarTech sector. On April 14, 2023, Winterberry delivered a Strategic Due Diligence Assessment Report (the “Winterberry Report”) outlining our Total Addressable Market (TAM) and Serviceable Addressable Market (SAM). The TAM, defined as U.S. B2B spending across categories such as demand generation, marketing automation, digital events platforms, account-based marketing, CRM, engagement, content management systems, customer data platforms, measurement and attribution, and predictive and prescriptive analytics, is projected to reach $39.42 billion by 2026, reflecting a compound annual growth rate (CAGR) of 11.80% from 2020 to 2026. The SAM, which includes U.S. B2B spending specifically on measurement and attribution, demand generation, and digital events platforms, is expected to reach $8.37 billion by 2026, representing a CAGR of 16.07% over the same period.

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

Products and Services

As of December 31, 2024, our platform offers five SaaS products: OpenReel, Demio, Boost, Curate, and Reach.

OpenReel

OpenReel is an AI-powered video creation platform that enables users to remotely record, edit, host, and share high-quality videos from any location. Its remote capture feature allows users to film professional-grade videos using devices like smartphones or webcams, without needing to be there in person. The platform offers AI-driven editing tools for seamless content refinement and customization, along with secure cloud storage for easy access and sharing. OpenReel's comprehensive solution streamlines the video production process, making it efficient and cost-effective for businesses and individuals.

CreateStudio

CreateStudio is a comprehensive video animation and editing software designed for both beginners and experienced creators. It offers an intuitive drag-and-drop interface that allows users to produce a variety of content, including 3D character animations, explainer videos, social media ads, and doodle sketches. The platform provides a rich library of customizable templates, animated characters, royalty-free assets, and special effects, enabling the creation of professional-quality videos without the need for advanced technical skills. Notable features include 3D modeling, AI-powered text-to-speech, green screen editing, and dynamic camera movements. CreateStudio is compatible with both Mac and Windows operating systems.

Vidello

Vidello is a comprehensive video hosting and marketing platform designed to help businesses manage, customize, and optimize their video content. It offers a customizable, fast-loading video player, along with features like A/B split testing, dynamic variables, and automatic video SEO to enhance user engagement and conversion rates. Vidello also provides tools such as lower third animations, clickable links, buy buttons, email opt-in forms, and interactive video polls, enabling users to generate leads and drive sales directly within their videos. The platform supports seamless integration with various email autoresponders and is compatible with multiple website builders and membership platforms.

Demio

Demio is a browser-based webinar platform designed to help businesses create, host, and manage both live and automated webinars for thousands of attendees with ease. Its intuitive interface simplifies webinar setup, allowing users to customize registration pages, apply branding, and automate email reminders. Demio offers robust engagement tools—including real-time chat, polls, Q&A sessions, screen sharing, and multimedia presentations—enabling a highly interactive and professional experience. Businesses can host live sessions or schedule automated webinars to reach audiences at scale. A standout feature of this product is the Demio AI Moderator, which manages audience engagement in real time, answers key questions and ensures a smoother experience for attendees.

In addition to its core webinar functionality, Demio supports lead generation and marketing integration. It connects with CRM and marketing automation platforms, helping users streamline campaign workflows and improve follow-up. Customizable registration forms, in-webinar CTAs, and detailed analytics allow users to track attendee behavior, measure performance, and optimize webinar strategies. With the addition of AI-powered moderation and automation tools, Demio empowers businesses to deliver engaging, scalable webinars that drive lead capture, audience engagement, and sales conversion.

Boost

Boost is an add-on product integrated with Demio that helps customers increase webinar attendance by turning existing registrants into advocates. It enables attendees to share event registration links across platforms like LinkedIn, Facebook, Twitter, and email, with built-in incentives to encourage referrals. Boost automates email notifications, provides customizable share pages, tracks link performance, and supports reward-based campaigns—all designed to simplify social sharing and drive additional signups. Its seamless integration with Demio ensures a smooth experience, helping customers amplify reach and grow webinar participation through word-of-mouth promotion.

Reach

Reach is a targeted outreach tool that helps customers boost their demand generation campaigns by connecting directly with their ideal audience. Reach generates tailored contact lists based on criteria like region, job title, company size, and revenue. It provides personalized outreach, confirmations and reminders to increase results across fourteen different campaign types including event attendance, newsletter subscriptions and opt-ins. Reach also supports privacy compliance with customizable opt-in language and allows users to include or exclude specific accounts for account-based marketing (ABM) strategies. With built-in list scrubbing to ensure high email deliverability, Reach enables customers to engage high-value leads they may not otherwise reach.

Curate

Curate by Banzai is an AI-driven newsletter platform designed to help brands grow their audience through fully automated targeted newsletters. By selecting relevant news feeds and topics, Curate automatically generates and sends engaging, branded newsletters on a daily or weekly basis, saving users significant time on content creation. The platform ensures seamless integration of a brand's voice, colors, and logo, delivering a cohesive look that resonates with the target audience. Additionally, Curate actively promotes newsletters to the ideal audience, facilitating consistent subscriber growth.

Product Roadmap and Enhancements

Improving our family of products is how we create more value for our customers and our product roadmap is an essential part of delivering on our vision of improving the value of customer interactions for companies throughout the world. The role of product management at Banzai is to identify and prioritize underserved and unmet customer and market needs and to use our deep technology experience to create products and features based on data and AI to increase customer value.

We have a unique management framework at Banzai that we feel is a core part of our success. We use this framework to align our cross-functional objectives around a set of strategies that we update as the needs of our business change. We use these strategies to create alignment for our engineering, sales, and marketing teams. This helps us to work cohesively towards shared goals, maximizing the efficiency and effectiveness of our efforts.

By prioritizing our customers in both product development and acquisitions, we demonstrate a commitment to addressing the evolving needs and expectations of the markets we serve. This customer-centric approach helps us maintain a competitive edge, as we continuously adapt our products and services to stay relevant. By identifying opportunities for new features, enhancements, and market segments, we can strategically plan and execute our growth initiatives, supporting our long-term sustainability and success.

Customer Expansion is key to our long-term vision. We believe our strategies support increasing the average amount of revenue we earn per customer per year (our average customer value or “ACV”) through development of features that are correlated with usage by higher value customers. We also develop add-on features and products that can be sold to our existing customers.

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
5.
Acquisition Strategy: Banzai has acquired two businesses as of March 31, 2025 – ClearDoc, Inc. (d/b/a OpenReel) and Vidello, Ltd. On January 23, 2025, the company announced a definitive agreement to acquire Act-On Software, Inc, subject to closing conditions. The Company will continue to look for future acquisition opportunities prioritizing companies that are profitable and have highly-rated solutions with customer bases that align with Banzai’s existing customer base.

OpenReel Merger

On December 18, 2024 (the “OR Closing Date”), we closed a merger (the “OR Merger”, the consummation of the Merger, the “OR Closing”) with ClearDoc, Inc., a Delaware corporation doing business as OpenReel (“OpenReel”), pursuant to an Agreement and Plan of Merger (the “OR Merger Agreement”), dated December 10, 2024, by and among the Company, OpenReel, certain stockholders of OpenReel (the “OpenReel Stockholders”), and Banzai Reel Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Banzai (“Merger Sub”), that was formed solely for purposes of consummating the OR Merger. Upon Closing, the Merger Sub merged with and into OpenReel, with OpenReel being the surviving entity (the “Surviving Entity”) thereafter as our direct and wholly owned subsidiary named “OpenReel, Inc.”

OpenReel is a leading enterprise video creation and management solution that empowers companies to create high-quality content at scale and on brand. OpenReel enables businesses of all sizes to cut down on the time-and resource-intensive process of video creation and scale content creation initiatives efficiently, effectively, and securely. OpenReel is trusted by a wide range of customers from small businesses to the Fortune 500. OpenReel is based in New York, with its team distributed worldwide. OpenReel’s enterprise customer base includes global organizations, such as Bristol Myers Squibb, Ingram Micro, DXC Technology, Insider Inc., and US Steel. To learn more about the company, visit: www.openreel.com. The information provided on OpenReel's website (or any other website referred to in this report) is not part of this Report and is not incorporated by reference as part of this Annual Report.

At the effective time of the OR Merger (the “Effective Time”), each share of capital stock of OpenReel issued and outstanding immediately prior to the Effective Time (other than shares as to which dissenter’s rights have been properly exercised and certain other excluded shares) was converted into the right to receive Common Stock and pre-funded warrants, each exercisable for one (1) share of Common Stock at an exercise price of US$0.0001 (the “Pre-Funded Warrants”) issued in lieu thereof, in an amount equal to the quotient of $19,600,000 divided by the Conversion Price (as defined in the OR Merger Agreement) (the “OR Merger Consideration”).

The OR Merger Consideration consisted of an aggregate of 930,558 shares of Banzai Common Stock and 11,769,501 Pre-Funded Warrants. The shares of Common Stock and Pre-Funded Warrants issued by Banzai to the OpenReel Stockholders pursuant to the OR Merger Agreement were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

To the extent that any OpenReel Stockholder’s receipt of shares of Common Stock as OR Merger Consideration would result in such OpenReel Stockholder, together with its affiliates, beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules promulgated thereunder) more than 9.99% of the Common Stock issued and outstanding immediately following the OR Closing (the “Beneficial Ownership Limitation”), we will issue to such OpenReel Stockholder OR Merger Consideration comprised of (i) such number of shares of Common Stock as may be issued without causing such OpenReel Stockholder to exceed the Beneficial Ownership Limitation and (ii) Pre-Funded Warrants exercisable for the number of shares of Common Stock that could not be issued to such OpenReel Stockholder due to the Beneficial Ownership Limitation.

The terms of the Pre-Funded Warrants provide that we cannot issue shares of Class A Common Stock to any holder of a Pre-Funded Warrant upon the exercise thereof to the extent that the number of shares to be issued pursuant to such exercise, taken together with the number of shares issued pursuant to the OpenReel Merger Agreement and the number of shares issued pursuant to the exercise of other Pre-Funded Warrants, would exceed 19.99% of number of shares of Class A Common Stock issued and outstanding immediately prior to the closing of the OR Merger (the “Nasdaq Ownership Limitation”). On February 28th, 2025, during the special meeting of shareholders, we obtained shareholder approval to issue all of the shares of Class A Common Stock underlying the Pre-Funded Warrants.

A copy of the OR Merger Agreement is filed herewith as Exhibit 2.1 hereto and incorporated herein by reference. The above description of the OR Merger Agreement is qualified in its entirety by reference to such an exhibit. A copy of the form of the Pre-Funded Warrant is filed herewith as Exhibit 10.2 and is incorporated herein by reference. The above description of the Pre-Funded Warrants is qualified in its entirety by reference to such exhibit.

In connection with and as a condition to closing under the OR Merger Agreement, on the OR Closing Date, we executed and delivered to each OpenReel Stockholder a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, Banzai agreed to register for resale following the Closing, the shares representing the OR Merger Consideration.

In connection with and as a condition to closing under the OR Merger Agreement, on the OR Closing Date, the Company issued one (1) share of series FE preferred stock, par value US$0.0001 per share (the “Series FE Preferred Stock”), to one of the OpenReel Stockholders, FE IV OR Aggregator, LLC, and filed the certificate of designation (the “Certificate of Designation”) of such Series FE Preferred Stock with the Secretary of State of the State of Delaware.

Immediately prior to the OR Closing, the directors and officers of OpenReel tendered their resignation, effective upon the OR Closing. Joseph P. Davy was appointed as the sole director and President of the Surviving Entity, and Alvin Yip was appointed as Secretary and Treasurer, all of which are effective upon the OR Closing.

Vidello Acquisition

On January 31, 2025, the Company closed on the Vidello Limited acquisition, a private limited company registered in England and Wales for approximately $2.7 million in cash ($2,500,000 are withheld for indemnification expenses and other holdback provisions in accordance with the Acquisition Agreement, the “Cash Consideration”) and 898,204 shares of Banzai Class A Common Stock, pursuant to an Acquisition Agreement (the “Acquisition Agreement”), dated December 19, 2024, by and among the Company, Vidello, and certain shareholders of Vidello (the “Vidello Shareholders”). Vidello Shareholders transferred all the outstanding shares of Vidello to the Company, therefore, Vidello became a direct and wholly owned subsidiary of the Company. The Share Consideration to the Vidello Shareholders pursuant to the Acquisition Agreement were issued in reliance upon the exemption from registration provided by Regulation D as promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Vidello provides a suite of products for 3D video creation, royalty free music, and video marketing, with over $6.5 million in TTM revenue, $2 million in TTM EBITDA, with such operating results expected to reduce the combined company in operating losses to approximately $1.3 million per year.

Act-On Merger

On January 22, 2025, the Company entered into an Agreement and Plan of Merger (the “Act-On Merger Agreement”) with Act-On Software Inc., a Delaware corporation (“Act-On”), and Banzai Passage Inc., a Delaware corporation and wholly owned subsidiary of Banzai (“Act-On Merger Sub”) that was formed solely for purposes of consummating the transactions contemplated in the Merger Agreement (the “Act-On Merger”). Pursuant to the Act-On Merger Agreement, subject to the satisfaction or waiver of the conditions set forth therein, upon closing of the Act-On Merger, Act-On will merge with and into the Act-On Merger Sub, with Act-On surviving the Act-On Merger (the “Surviving Entity”), thereafter being a direct, wholly owned subsidiary of Banzai. The Closing of the Act-On Merger is subject to customary conditions, including (1) (A) adoption of the Act-On Merger Agreement by the Act-On Stockholders that hold the requisite percentage necessary to approve the Act-On Merger under Act-On’s Amended and Restated Certificate of Incorporation and (B) approval of the Transaction by the Company’s board of directors, (2) authorization for listing on the Nasdaq Capital Market of the shares of Class A Common Stock to be issued in the Act-On Merger, subject to official notice of issuance, and (3) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Act-On Merger or making the completion of the Act-On Merger illegal. Each party’s obligation to complete the Act-On Merger is also subject to certain additional customary conditions, including subject to certain exceptions, the accuracy of the representations and warranties of the other party and performance in all material respects by the other party of its obligations under the Act-On Merger Agreement. The Act-On Merger Agreement also contains customary representations, warranties, and indemnities of Banzai and Act-On. Although the Company cannot guarantee that the Act-On Merger will close, the Company expects all of the closing conditions to be satisfied or waived, and to close the transaction in Q2 2025.

As part of its Open Marketing Ecosystem, the Act-On platform offers native integrations with all major CRM systems, to be vendor-agnostic without being indifferent. A separate version for agencies has an agency dashboard to centrally manage multiple client campaigns and is sold at a lower bulk price. Act-On also promotes its agency partners and third-party applications on the Act-On Partner Exchange (APEX), manages an educational resource called the Act-On Center of Excellence (ACE) and provides professional services.

Sales and Marketing

Our primary focus is on increasing mid-market and enterprise customers. Progress towards this is reflected in our acquisition of OpenReel, adding their 650 customers to the overall Banzai customer base, as well as our increase in multi-host Demio customers from 12 to 163 between January 2021 and December, 2024, an approximately 14-fold increase.

As a product-led growth company, we utilize a hybrid self-service and direct sales go-to-market approach. Our self-service customers subscribe to or purchase directly from our product websites or start free product trials which can lead to a later paid subscription or purchase. Our direct sales customers subscribe or purchase through sales representatives, who are compensated with a base salary and typically participate in incentive plans such as commissions or bonuses.

Trials, customers, and leads come from organic website visitors, affiliates and partners, and visitors from paid ads such as Google ads. We also utilize partner marketing, account-based marketing, lead generation programs, webinars, and other direct and indirect marketing activities to reach our target audience and acquire leads and customers.

We sell most of our products using a recurring subscription license model typical in SaaS businesses. Pricing is based on the number of users, desired feature sets, and product capabilities. Our customer contracts vary in term length from single months to multiple years. Our customers often purchase additional services to supplement their initial subscriptions by including additional licenses or products.

Competition, Strengths, and Differentiation

We compete across a variety of categories within the B2B MarTech landscape including digital events and webinars, demand generation, video creation, engagement platforms and marketing automation, and measurement and attribution.

We believe our strengths are our recognizable brand, and the brands of our products, our existing customers, which can be cross-sold additional products, and our operational competency in customer success, which allows us to more effectively leverage our customer base to drive expansion.

We seek to differentiate ourselves from the crowded MarTech market through data, either as a primary value proposition or an enabling feature, integrations between our products which already exist and are being developed, and AI and machine learning to deliver new capabilities or improved performance for our customers.

Intellectual Property

To establish and protect our proprietary rights, we rely on a combination of trademarks and trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights. As of December 31, 2024, we held three registered trademarks in the United States: “Banzai”, "Demio" and "OpenReel". For more information regarding risks related to our intellectual property, please see “Risk Factors-Risks Related to Business and Industry-Failure to protect or enforce our intellectual property rights could harm our business and results of operations” and “Risk Factors-Risks Related to Business and Industry-Third parties may initiate legal proceedings alleging that we are infringing or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could harm our business.”

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

Employees and Management

As of December 31, 2024, we had 28 full-time employees, 0 part-time employees, and 44 contractors.

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

Business Combination

We were originally known as 7GC & Co. Holdings Inc. On December 14, 2023, 7GC consummated the Business Combination with Legacy Banzai pursuant to the Merger Agreement. In connection with the Closing of the Business Combination, 7GC changed its name to Banzai International, Inc. Legacy Banzai was deemed to be the accounting acquirer in the Mergers based on an analysis of the criteria outlined in Accounting Standards Codification 805. While 7GC was the legal acquirer in the Mergers, because Legacy Banzai was deemed the accounting acquirer, the historical financial statements of Legacy Banzai became the historical financial statements of the combined company upon the consummation of the Mergers. The Business Combination is described in further detail in the section titled “Business” beginning on page 77.

Reverse Stock Split

On August 29, 2024, we held a special meeting of securityholders (the “Special Meeting”). At the Special Meeting, the Company’s securityholders approved the proposal to amend our Second Amended and Restated Certificate of Incorporation to effect a reverse stock split with respect to the Company’s issued and outstanding Class A Common Stock, at a ratio of up to 1-for-50, with the final ratio and exact timing to be determined at the discretion of the Board of Directors. On September 10, 2024, our Board determined to effect a reverse stock split at a ratio of 1-for-50 (the “Stock Split”), and filed an amendment to our Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect same; the Stock Split was implemented on September 19, 2024. A copy of the amendment is filed as Exhibit 3.3 attached hereto.

Nasdaq Listing

Due to prior noncompliance with certain Nasdaq listing rules, we had a hearing before The Nasdaq Hearings Panel (the “Panel”), on September 19, 2024. Following that hearing, the Panel determined to phase our Common Stock down from The Nasdaq Global Market to The Nasdaq Capital Market. As of October 31, 2024, our Common Stock trades on The Nasdaq Capital Market, under the same symbol, BNZI.

On October 18, 2024, the Company received a letter from Nasdaq stating that the Company has regained compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”) by maintaining a minimum closing bid price of the Company’s common stock (the “Common Stock”) of $1.00 or greater per share for the 10 consecutive business days, from September 19, 2024 through October 18, 2024, and that the Minimum Bid Price Requirement matter is now closed. The Company must still regain compliance with Listing Rule 5450(b)(2)(A) (the (“Market Value of Listed Securities”).

On November 7, 2024, the Company also received a letter from the staff at Nasdaq in relation to a letter from April 3, 2024, notifying the Company that, for the 10 consecutive trading days, from October 24, 2024 to November 6, 2024, the Company's MVPHS had been $1,000,000 or greater, and as such the staff determined that the Company had regained compliance with Listing Rule 5550(a)(5) and the matter was closed.

On November 7, 2024, Nasdaq determined that for the 10 consecutive trading days, from October 24, 2024 to November 6, 2024, the Company’s MVPHS has been $1,000,000 or greater and therefore the Company regained compliance with Listing Rule 5550(a)(5) (the equivalent of Listing Rule 5450(b)(2)(A) for the Capital Markets) and the matter is closed.

On February 12, 2025, the Company received a letter from the Nasdaq Stock Market LLC, Office of the General Counsel that Nasdaq’s Listing Qualifications staff confirmed that the Company has demonstrated compliance with all of The Nasdaq Stock Market’s listing requirements and therefore the Company’s securities will remain listed on the Exchange. However, there can be no assurance that the Company will be able to maintain compliance with Nasdaq listing standards. Please see “Risk Factors” for more information.

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
•
Our executive officers, directors, and holders of 5% or more of the outstanding shares of Class A Common Stock collectively beneficially own approximately 65.31% of the outstanding Class A Common Stock and have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.
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

We have incurred significant operating losses since our inception, including operating losses of $13.5 million, and $9.8 million, in the years ended December 31, 2024, and 2023, respectively. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and operating as a public company and as we continue to invest in increasing our customer base, expanding our operations, hiring additional sales and other personnel, developing future products, and potentially acquiring complementary technology and businesses. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity, revenue from sales, and the incurrence of indebtedness. Our cash flow from operations was negative for the years ended December 31, 2024 and 2023, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business may be harmed. Our failure to achieve or maintain profitability or positive cash flow could negatively impact the value of our Common Stock.

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

Management has concluded, and the report of our auditors included in this Annual Report on Form 10-K reflect, that there is substantial doubt about our ability to continue as a going concern within 12 months after the date of this Report. The reaction of investors to the inclusion of a going concern statement by management and our auditors and our potential inability to continue as a going concern may materially adversely affect the price of our publicly traded securities and our ability to raise new capital or enter into partnerships. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to fulfill our contractual obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

There can be no assurance that we will be able to achieve our forecast or to raise additional capital in sufficient amounts or on favorable terms, or at all. If we are unable to meet or exceed our forecast or raise adequate additional capital when required or in sufficient amounts or on terms acceptable to us, we may have to significantly reduce expenses, sell assets (potentially at a loss), cease operations altogether, pursue an acquisition of our company at a price that may result in up to a total loss on investment for our securityholders, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets.

We have a limited operating history with our current offerings, which makes it difficult to evaluate our current and future business prospects and increases the risk of your investment.

While we served our first customer in 2017 (operating as Legacy Banzai), we have significantly altered our product offerings over the past few years and our limited operating history with respect to our current product offerings makes it difficult to effectively assess or forecast our future prospects. Legacy Banzai was a marketing technology (“MarTech”) company that produced data-driven marketing and sales solutions for businesses of all sizes; in 2021, we acquired Demio, a webinar platform startup, and integrated Demio’s platform into our service offerings, and in 2023, we launched Boost, a tool used by Demio customers to enhance participation in their Demio webinars; since then, we have acquired additional products and services that differ from our original business. For example, in 2024 we acquired ClearDoc, Inc., d/b/a OpenReel, a video creation and management solution and in 2025 we acquired Vidello Ltd., a video hosting and marketing suite. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter. These risks and difficulties include our ability to cost-effectively acquire new customers, retain existing customers, and expand the scope of the platform we sell to new and existing customers. Furthermore, in pursuit of our growth strategy, we may enter into new partnerships to further penetrate our targeted markets and adoption of our solutions, but it is uncertain whether these efforts will be successful. If we fail to address the risks and difficulties that we may face, including those associated with the challenges listed above, our business, prospects, financial condition, and operating results may be materially and adversely harmed. It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

Our revenue growth rate depends on existing customers renewing and maintaining or expanding their subscriptions, and if we fail to retain our customers at current or expanded subscriptions, our business will be harmed.

Our customers have no obligation to renew their subscriptions for our product offerings after the expiration of their subscription periods. Our customers may not renew. Our renewal and reactivation rates may decline because of a number of factors, including, among other things, customer dissatisfaction, customers’ spending levels, decreased return on investment, increased competition, or pricing changes. If our customers do not renew their subscriptions or downgrade the products purchased under their subscriptions, our revenue may decline and our business may be harmed. We also face customer retention issues associated with mergers and acquisitions. Acquiring businesses and integrating acquired businesses presents significant business risk, including the risk of lost customers. In the past, we have seen varying customer renewal rates, and our forecast for future customer renewals may not materialize. Our future success also depends in part on existing customers expanding their subscriptions. If our efforts to sell upgrades to our customers are not successful, it may decrease our revenue growth rate.

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

We expect to continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our administrative, operational, and financial reporting resources. Our growth will require hiring additional employees and making significant expenditures, particularly in sales and marketing but also in our technology, professional services, finance, and administration teams. Our recent acquisitions also present significant business risk, including the risk of lost customers and revenue, and the risk of increased legal, management, and regulatory expenses. Our ability to effectively manage our growth will require the allocation of management and employee resources along with improvements to operational and financial controls and reporting procedures and systems. Our expenses may increase more than we plan, and we may fail to hire qualified personnel, expand our customer base, enhance our existing products, develop new products, integrate any acquisitions, satisfy the requirements of our existing customers, respond to competitive challenges, or otherwise execute our strategies. If we are unable to effectively manage our growth, our business, results of operations, and financial condition would likely be harmed.

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

Any forecasts, projections or outlook, including projected annual recurring revenue, revenue growth, cost of goods sold, operating expense, gross margin, and anticipated organic and inorganic growth, are subject to significant uncertainty and are based on certain assumptions, analyses, and estimates, including with reference to third-party forecasts, any or all of which may prove to be incorrect or inaccurate. These may include assumptions, analyses, and estimates about future pricing, and future costs, all of which are subject to a wide variety of business, regulatory, and competitive risks and uncertainties. If these assumptions, analyses, or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected, and may adversely affect the value of our Common Stock.

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

We have a limited history working together operating the Company, which makes it difficult to forecast our future results. Our strategy of acquiring and integrating new operating businesses further compounds this risk. You should not rely on our past quarterly operating results as indicators of future performance. In addition, you should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by companies in rapidly evolving markets like ours, as well as the information included in this Report.

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

We may not be able to find attractive targets for future acquisitions.

Our strategy of growing by acquiring and integrating businesses may prove to be more challenging due to market conditions including lack of attractive acquisition targets, challenges financing acquisitions, challenges negotiating acceptable terms for acquisitions, and challenges working with present management of newly acquired businesses. There is no guarantee we will be able to make future acquisitions or if we do, that we will be able to successfully integrate them into our other product offerings, or will be operated effectively under new management. This could adversely impact our business and our stock price.

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

Our competitors include:

•
Adobe, Vimeo, Zoom, and GoToWebinar with respect to video platforms;
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

Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections, or the expectations of securities analysts because of a variety of factors, many of which are outside of our control and, as a result, should not be relied upon as an indicator of future performance. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of Common Stock to fluctuate. Factors that may contribute to the variability of our operating results include:

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

On February 19, 2021, we entered into the Loan Agreement with CP BF. The Loan Agreement contains a number of provisions that impose operating and financial restrictions which, subject to certain exceptions, limit our ability to, among other things: incur additional indebtedness, pay dividends or make distributions or redeem or repurchase our securities, make certain investments, grant liens on assets, sell or dispose of any material assets; and acquire the assets of, or merge or consolidate with, other companies. Additionally, the Loan Agreement contains affirmative covenants that require to us take, and have taken by certain dates, specific actions, some of which have not been satisfied. As a result, on August 24, 2023, we entered into the Original Forbearance Agreement, as amended by the Forbearance Amendment dated as of December 14, 2023, under which we acknowledged that we were in default of several obligations and such holder acknowledged such defaults and agreed, subject to certain conditions, not to exercise any right or remedy under the Loan Agreement, including its right to accelerate the aggregate amount outstanding under the Loan Agreement, until June 14, 2024.

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

To establish and protect our proprietary rights, we rely on a combination of trademarks and trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights. As of December 31, 2024, we held three registered trademarks in the United States: “Banzai”, "Demio" and "OpenReel". We believe that our intellectual property is an essential asset of our business. If we do not adequately protect our intellectual property, our brand and reputation could be harmed and competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our technology, and delay or render impossible our achievement of profitability. A failure to protect our intellectual property in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete. We regard the protection of our intellectual property as critical to our success.

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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. We may not be able to detect infringement or unauthorized use of our intellectual property rights, and defending or enforcing our intellectual property rights, even if successfully detected, prosecuted, enjoined, or remedied, could result in the expenditure of significant financial and managerial resources. Litigation has in the past and may be necessary in the future to enforce our intellectual property rights, protect our proprietary rights, or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could harm our business. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, countersuits, and adversarial proceedings such as oppositions, inter partes review, post-grant review, re-examination, or other post-issuance proceedings, that attack the validity and enforceability of our intellectual property rights. An adverse determination of any litigation proceeding could adversely affect our ability to protect the intellectual property associated with our product offerings. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of Common Stock. If we fail to maintain, protect, and enhance our intellectual property rights, our business may be harmed and the market price of Common Stock could decline.

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

From time to time, we have been and may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of Common Stock. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Assertions by third parties that we violate their intellectual property rights could therefore harm our business.

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

Our operations have consumed substantial amounts of cash since inception, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and solutions, enhance our existing product offerings, enhance our operating infrastructure, and acquire complementary businesses and technologies. For the years ended December 31, 2024 and 2023, Legacy Banzai's net cash used in operating activities was $9.6 million and $1.6 million, respectively. As of December 31, 2024 and 2023, Legacy Banzai had $1.1 million and $2.1 million of cash, respectively, which were held for working capital purposes. As of December 31, 2024 and 2023, Legacy Banzai had borrowings of $8.9 million and $16.2 million, respectively, outstanding under its term loans and promissory notes.

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

Accordingly, we may need to engage in equity or debt financing to secure additional funds. We entered into the SEPA with an entity managed by Yorkville to provide liquidity to us after the Business Combination, but there can be no guarantee that we will be able to affect any advances under the SEPA or to secure additional financing on favorable terms, or at all. To the extent that cash on hand and cash generated from operations are not sufficient to fund capital requirements, or if we do not meet the conditions to sell shares to Yorkville under the SEPA, we may require proceeds from asset sales, additional debt, equity financing, or alternative financing structures. Additional financing may not be available on favorable terms, or at all.

If we raise additional funds through further issuances of equity or convertible debt securities, including shares of Common Stock issued in connection with advances under the SEPA or upon exercise of the GEM Warrant (as defined below), our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of shares of our Common Stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we need or want it, it could harm our business.

Future sales of shares of Common Stock may depress their stock price.

Future sales of shares of Common Stock in the public market, including the resale of shares pursuant to our effective registration statements or pursuant to Rule 144, could depress the stock price. See “Sales of a substantial number of shares of Common Stock in the public market pursuant to our registration statements could reduce the market price of Common Stock.”

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

However, equity holders not subject to a lock-up and, following the expiration of the applicable lock-up periods, such equity holders referred to above will not be restricted from selling shares of our Common Stock held by them, other than by applicable securities laws, and sales could occur at any time and such sales could depress the stock price.

Issuances of shares of our Common Stock pursuant to any Advances under the SEPA and conversion of any amounts under the Yorkville Promissory Notes, exercise of the GEM Warrant and conversion of any amounts under the GEM Promissory Note, and conversion of any amounts under the Senior Convertible Notes would result in substantial dilution of our stockholders and may have a negative impact on the market price of our Common Stock.

At Closing of the 7GC merger, the Senior Convertible Notes and the obligation to issue the GEM Warrant automatically became our obligation. On December 15, 2023, we issued the GEM Warrant, exercisable into 16,571 shares of Common Stock at an initial exercise price of $324.50 per share, which was later adjusted to $1.83 per share, pursuant to the adjustment provisions of the GEM Warrant. GEM may exercise the GEM Warrant or redemption (the “GEM Warrant”) at any time and from time to time until December 14, 2026.

On February 5, 2024, we issued the GEM Promissory Note, which is convertible upon nonpayment of and in lieu of a monthly payment in the amount of $100,000, payable for ten months on the first of the month starting on March 1, 2024. The GEM Promissory Note provides for the issuance of shares of Common Stock at a conversion price equal to the VWAP of the trading day immediately preceding the applicable payment due date. As of the date of this Report, we have issued an aggregate of 190,000 shares of Common Stock to GEM in lieu of monthly payment obligations for a total of $784,943. The remaining balance of $215,057 was settled in cash and there is no outstanding balance as of April 10, 2025.

Further, the shares of Common Stock issuable pursuant to the Senior Convertible Notes, to the extent exercised, converted and issued, would impose significant dilution on our stockholders. As of the date of this report, up to 2,223,671 additional shares of Common Stock may be issued assuming full conversion (and no adjustments to the conversion price thereof) of the Senior Convertible Notes, which would reflect approximately 14.76% of the outstanding shares of our Common Stock as of April 10, 2025 after giving effect to such issuance.

Pursuant to the SEPA, subject to certain conditions and Yorkville’s right to require issuances while its promissory notes are outstanding, we have the option, but not the obligation, to sell to Yorkville, and Yorkville will subscribe for, an aggregate amount of up to $100,000,000 of shares of Common Stock, at our request any time during the commitment period terminating on the 36-month anniversary of the Original SEPA; provided that any Advance Notice may only be made if (x) no amount remains outstanding on the Yorkville Promissory Notes, (y) there is an effective Resale Registration Statement filed with the SEC for the resale under the Securities Act, of the shares of Common Stock to be issued pursuant to such Advance Notice, and (z) other customary conditions precedent are satisfied. The price at which we may issue and sell shares pursuant to an Advance under the SEPA may be at either (a) Pricing Option 1 or (b) Pricing Option 2, provided that we are subject to certain caps on the amount of shares of Common Stock that we may sell pursuant to any advance under the SEPA.

Additionally, at any time during the commitment period, provided there is a balance remaining outstanding under a Yorkville Promissory Note, Yorkville may deliver an Investor Notice, causing an Advance Notice to be deemed delivered to Yorkville, subject to certain conditions. The aggregate principal amount has been fully satisfied with no remaining outstanding balance under the Yorkville Promissory Notes. In addition, 14,201 shares of Common Stock had been issued in satisfaction of a deferred fee payment in the amount of $500,000. Assuming that (a) we issue and sell the full $100 million of shares of Common Stock under the SEPA to Yorkville, (b) there are no beneficial ownership limitations, and (c) the issue price for such sales is $1.00 or $3.00 per share, such additional issuances would represent in the aggregate approximately 1,871,056 or 623,685 additional shares of Common Stock, respectively, or approximately 13% or 5% of the total number of shares of Common Stock outstanding as of April 10, 2025, after giving effect to such issuance.

If our Common Stock ceases to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

If we are unable to maintain the listing of our Common Stock on The Nasdaq Capital Market or another national securities exchange, our Common Stock could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share. The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange. The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. This means that if we are unable maintain the listing of our Common Stock on a national securities exchange, the ability of stockholders to sell their common stock in the secondary market could be adversely affected. If a transaction involving a penny stock is not exempt from the SEC’s rule, a broker-dealer must deliver a disclosure schedule relating to the penny stock market to each investor prior to a transaction. The broker-dealer also must disclose the commissions payable to both the broker-dealer and its registered representative, current quotations for the penny stock, and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the customer’s account and information on the limited market in penny stocks.

Our class common stock structure has the effect of concentrating voting power with our Chief Executive Officer and Co-Founder, Joseph Davy, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.

Shares of our Class B Common Stock have 10 votes per share, while shares of our Common Stock have one vote per share; shares of our Series FE Preferred Stock have no voting rights. Mr. Davy, who is our Chief Executive Officer and is Legacy Banzai’s Co-Founder, including his affiliates and permitted transferees, holds all of the issued and outstanding shares of Class B Common Stock. Accordingly, Mr. Davy held, directly or indirectly, approximately 65.13% of our outstanding voting power as of April 10, 2025 and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Davy may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale, and might ultimately affect the market price of Common Stock.

The market price of our Common Stock has been, and is likely to continue to be, highly volatile, and you may lose some or all of your investment.

The market price of our Common Stock has fluctuated, and may continue to fluctuate, significantly due to a number of factors, some of which may be beyond our control, including those factors discussed in this “Risk Factors” section and many others, such as:

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

Volatility in the price of our Common Stock could subject us to securities class action litigation.

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

The trading market for our Common Stock will depend, in part, on the research and reports that securities or industry analysts publish about us. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our Common Stock or change their opinion, then the market price of our Common Stock would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the market price of our Common Stock or trading volume to decline.

We have incurred and will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees and engaged outside consultants to assist us in complying with these requirements, we will need to hire more employees in the future or may need to engage additional outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. These factors could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors (our “Board”), particularly to serve on our audit committee and compensation committee, and qualified executive officers. As a result of disclosure of information in this Report and in our other public filings, our business and financial condition will become more visible, which may result in pricing pressure from customers or an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of its management and harm our business.

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

Prior to the Closing of the Business Combination, Legacy Banzai was a private company with limited accounting personnel to adequately execute its accounting processes and limited supervisory resources with which to address its internal control over financial reporting. In connection with the audit of Legacy Banzai’s financial statements as of and for the year ended December 31, 2022 and continuing through the year ended December 31, 2024, the Company identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Legacy Banzai’s annual or interim financial statements will not be prevented or detected on a timely basis.

Legacy Banzai did not design or maintain an effective control environment under the rules and regulations of the SEC. Accordingly and specifically, (i) management does not have appropriate IT general controls in place over change management, user access, cybersecurity, and reviews of service organizations, (ii) management does not have suitable entity level controls in place in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (“COSO”), including reviews of the financial statements, and certain entity level controls were not performed by management, and (iii) pervasive transactional and account level reconciliations and analyses are not performed, or not performed with sufficient detail to prevent or detect a material weakness. These issues related to managements controls over the review of complex significant transactions, complex debt and equity, income and sales taxes, & revenue recognition.

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

Any failure to remediate existing material weaknesses, or to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Common Stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We will not be required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and will therefore not be required to make a formal assessment of the effectiveness of control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our Common Stock.

Our executive officers and directors collectively beneficially own approximately 65.31% of the voting power of our outstanding Common Stock and have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our executive officers and directors, in the aggregate, beneficially own approximately 65.31% of the voting power of our outstanding shares of Common Stock as of the date of this Report, based on the number of shares outstanding as of April 10, 2025. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of the Company, and might ultimately affect the market price of our Common Stock.

It is not currently anticipated that we will pay dividends on shares of our Common Stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the market price of Common Stock.

It is currently anticipated that we will retain future earnings for the development, operation, and expansion of the business, and we do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to our stockholders will therefore be limited to the appreciation of their shares of Common Stock. There is no guarantee that shares of Common Stock will appreciate in value or even maintain the price at which stockholders have purchased their shares of Common Stock.

The DGCL and our Charter and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our Charter, our Bylaws and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in our management. Among other things, our Charter and/or Bylaws include provisions regarding:

•
that shares of our Class B Common Stock are entitled to 10 votes per share;
•
the ability of our stockholders to take action by written consent in lieu of a meeting;
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

We are an emerging growth company and smaller reporting company, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our shares of Common Stock less attractive to investors.

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

We are also a smaller reporting company as defined in the Exchange Act. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Report and our other periodic reports and proxy statements. We will be able to take advantage of these scaled disclosures for so long as our voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find Common Stock less attractive as a result, there may be a less active trading market for Common Stock and its market price may be more volatile.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We will base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our financial statements include, but are not limited to, estimates of impairment on goodwill, recognition and measurement of convertible, warrants and SAFEs, including the valuation of the bifurcated embedded derivatives liabilities, and measurement and recognition of stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Common Stock.

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

We may issue a substantial number of additional shares of Common Stock or Preferred Stock, including under our 2023 Equity Incentive Plan. On February 28, 2025, at the special shareholder meeting, our shareholders approved to increase the number of shares available for issuance under our 2023 Equity Incentive Plan to 10,000,000. The 2023 Equity Incentive Plan had 6,943,442 unissued shares authorized as of April 10, 2025. Any such issuances of additional shares of Common Stock or Preferred Stock:

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

Sales of a substantial number of shares of Common Stock in the public market pursuant to our registration statements could reduce the market price of Common Stock.

Sales of a substantial number of shares of Common Stock in the public market pursuant to our filed and effective Registration Statements on Form S-1 (the “S-1 Registration Statements”) could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of Common Stock intend to sell shares, could reduce the market price of Common Stock. In particular, until such time as it is no longer effective, the S-1 Registration Statements permit the resale of shares held by Mr. Joseph Davy, who holds approximately 17.28% of outstanding Common Stock of the Company, including shares of both Class A Common Stock and Class B Common Stock and approximately 65.13% of our outstanding voting power, subject, in each case, to the applicable lock-up periods. The resale, or expected or potential resale, of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for Common Stock and make it more difficult for you to sell your holdings at times and prices that you determine are appropriate. Furthermore, we expect that, because there is a large number of shares registered pursuant to the S-1 Registration Statements, the selling securityholders will continue to offer the securities covered thereby pursuant to the S-1 Registration Statements or pursuant to Rule 144 for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to any of our registration statements may continue for an extended period of time. We may also file additional registration statements in connection with the possible sale of other securities.

If certain holders of Common Stock sell a significant portion of their securities, it may negatively impact the market price of the shares of Common Stock and such holders still may receive significant proceeds.

As of the date of this Report, the market price of our Common Stock is below $10.00 per share, which was the price per unit sold in the IPO, the per-share value of the consideration issued to Legacy Banzai stockholders upon consummation of the Business Combination. However, certain of our stockholders hold shares of Common Stock that were originally purchased by the Sponsor in a private placement prior to the IPO (“Founder Shares”) and may nonetheless be inclined to sell such Founder Shares, as they were originally purchased at an effective price significantly less than $10.00 per share. As of December 31, 2024, there is no outstanding Common Stock pertaining to the Founder Shares.

It is not possible to predict the actual number of shares we will sell under the SEPA, or the actual gross proceeds resulting from those sales. Further, we may not have access to any or the full amount available under the SEPA.

On December 14, 2023, we entered into the SEPA with Yorkville, pursuant to which Yorkville has committed to purchase up to $100 million of Common Stock, pursuant to Advance Notices delivered by the Company any time during the commitment period terminating on the 36-month anniversary of the SEPA; provided that any Advance Notice may only be made if (x) no amount remains outstanding on the Yorkville Promissory Notes, (y) there is an effective Resale Registration Statement filed with the SEC for the resale under the Securities Act of the shares of Common Stock to be issued pursuant to such Advance Notice, and (z) other customary conditions precedent. Additionally, at any time during the commitment period, provided there is a balance remaining outstanding under a Yorkville Promissory Note, Yorkville may deliver an Investor Notice, causing an Advance Notice to be deemed delivered to Yorkville, subject to certain conditions.

Save for the issuance of shares of Common Stock following receipt of an Investor Notice (as defined in the SEPA) or pursuant to conversion of a Yorkville Promissory Note, we generally have the right to control the timing and amount of any sales of shares of Common Stock to Yorkville under the SEPA. Sales of Common Stock, if any, to Yorkville under the SEPA will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Yorkville all, some or none of the shares of Common Stock that may be available for us to sell to Yorkville pursuant to the SEPA.

Because the purchase price per share to be paid by Yorkville for the shares of Common Stock that we may elect to sell to Yorkville under the SEPA, if any, will fluctuate based on the market prices of Common Stock prior to each sale made pursuant to the SEPA, if any, it is not possible for us to predict, as of the date of this Report and prior to any such sales, the number of shares of Common Stock that we will sell to Yorkville under the SEPA, the purchase price per share that Yorkville will pay for shares purchased from us under the SEPA, or the aggregate gross proceeds that we will receive from those purchases by Yorkville under the SEPA, if any.

Moreover, although the SEPA provides that we may issue up to an aggregate of $100 million of our Common Stock to Yorkville, only 114,526 shares of Common Stock (excluding 6,000 shares issued to Yorkville in lieu of a commitment fee at Closing) were previously registered for resale under the Prior SEPA Registration Statement. If we issue to Yorkville all of the 114,526 shares of Common Stock registered for resale under the Prior SEPA Registration Statement, depending on the market price of our Common Stock prior to each Advance made pursuant to the SEPA, the actual gross proceeds from the sale of all such shares may be substantially less than the $100 million available to us under the SEPA. As of the date of this Report, we issued all 114,526 shares of Common Stock to Yorkville under the previously registered statement went effective on February 14, 2024.

Since it was necessary for us to issue to Yorkville more than the 114,526 shares of Common Stock under the SEPA that were previously registered, to receive aggregate gross proceeds equal to $100 million under the SEPA, we filed another registration statement effective on September 26, 2024 to register 25 million shares of Common Stock under the Securities Act the resale by Yorkville such additional shares of Common Stock we now seek to issue from time to time under the SEPA. As of the date of this Report, we issued 6,096,797 shares of Common Stock to Yorkville under this registered statement went effective on September 26, 2024 (File No.# 333-282232).

The SEPA does not obligate Yorkville to subscribe for or acquire any shares of Common Stock under the SEPA if those shares of Common Stock, when aggregated with all other shares of Common Stock acquired by Yorkville under the SEPA, would result in Yorkville beneficially owning more than 9.99% of the then outstanding shares of Common Stock.

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

The Warrant Agreement, dated December 22, 2020, with Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”), provides that (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement will be brought and enforced in the courts of the State of New York or the United States District Court

for the Southern District of New York and (ii) we irrevocably submit to such jurisdiction, which jurisdiction will be exclusive. We have waived or will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. However, there is uncertainty as to whether a court would enforce these provisions and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

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

Outstanding warrants to purchase shares of our Class A Common Stock (the “Warrants”) may never be in the money and they may expire worthless and therefore we may not receive cash proceeds from the exercise of the Warrants. The terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding applicable Warrants approve of such amendment.

As of the date of this Annual Report, we have outstanding: (i) warrants originally issued in 7GC’s initial public offering (the “Public Warrants”) to purchase 230,000 shares of our Class A Common Stock, exercisable at an exercise price of $575.00 per share, which expire on the earlier to occur of December 14, 2028 or redemption, (ii) the GEM Warrant to purchase 16,571 shares of our Class A Common Stock, exercisable at an exercise price of $1.83 per share, which expires on the earlier to occur of December 15, 2026 or redemption, (iii) the CP BF Warrant to purchase 565,553 shares of our Class A Common Stock, exercisable at an exercise price of $3.89 per share, which expires on the earlier to occur of September 23, 2029 - (5) years from the Issue Date, or (b) the occurrence of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or Deemed Liquidation Event, (iv) the Alco Warrant to purchase 1,331,340 shares of our Class A Common Stock, exercisable at an exercise price of $3.89 per share, which expires on the earlier to occur of September 23, 2029 - (5) years from the Issue Date, or (b) the occurrence of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or Deemed Liquidation Event, (v) the Armistice Capital Master Fund Ltd Series A Warrant to purchase 1,176,471 shares of our Class A Common Stock, exercisable at an exercise price of $2.50 per share, which expires on the earlier to occur of September 26, 2029 or redemption, (vi) the Armistice Capital Master Fund Ltd Series B Warrant to purchase 1,176,471 shares of our Class A Common Stock, exercisable at an exercise price of $2.50 per share, which expires on the earlier to occur of March 26, 2026 or redemption, (vii) the PA Warrant (HCW) to purchase 88,235 shares of our Class A Common Stock, exercisable at an exercise price of $5.3125 per share, which expires on the earlier to occur of September 26, 2029 or redemption, (viii) the BE Warrant (AGP – Best Offer) to purchase 277,778 shares of our Class A Common Stock, exercisable at an exercise price of $9.00 per share, which expires on the earlier to occur of May 28, 2029 or redemption, and (ix) the PA Warrant (AGP – Best Offer) to purchase 16,667 shares of our Class A Common Stock, exercisable at an exercise price of $10.00 per share, which expires on the earlier to occur of May 28, 2029 or redemption, (all such outstanding warrants are collectively referred to herein as the “Warrants”). The exercise of Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Class A Common Stock and the spread between the exercise price of the Warrant and the price of our Class A Common Stock at the time of exercise. For example, to the extent that the price of our Class A Common Stock exceeds $575.00. per share, it is more likely that holders of our Public Warrants will exercise their Public Warrants. If the price of our Class A Common Stock is less than $575.00 per share, it is unlikely that such holders will exercise their Public Warrants. There can be no assurance that our Warrants will be in the money prior to their expiration. Our Public Warrants under certain conditions, as described in the Warrant Agreement, are redeemable by us at a price of $0.01 per warrant. The GEM Warrant is not redeemable and, like some of the other outstanding Warrants, are exercisable on a cash or cashless basis; if such Warrants are exercised on a “cashless basis,” whether or not they are in the money, we will not receive cash for such exercise. As such, it is possible that we may never generate any cash proceeds from the exercise of our Warrants.

The Warrant Agreement, provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any other change that affects the interests of the registered holders of the Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment.

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

The underlying processes and controls of our cyber risk management program incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) and processes and controls supporting requirements with the General Data Protection Regulation (GDPR). The NIST CSF offers a thorough set of guidelines and best practices to help establish a strong cybersecurity posture. Utilizing NIST CSF enables us to systemically identify, assess, and manage cybersecurity risks most relevant and impactful to our business operations. It is important to note that using the NIST CSF as a guide does not imply our cybersecurity program meets any specific technical standards or requirements.

We have an annual assessment performed by a third-party specialist of the cyber risk management program against the NIST CSF. The annual risk assessment identifies, quantifies, and categorizes material cyber risks. In addition, we, in conjunction with the third-party cyber risk management specialists, develop a Risk Mitigation Plan to mitigate such risks, and where necessary, remediate potential vulnerabilities identified through the annual assessment process.

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

Cybersecurity partners, including assessors, consultants, advisors and other third-party service providers, are a key part of our cybersecurity risk management strategy and infrastructure. We partner with industry recognized cybersecurity providers leveraging third-party technology and expertise and engage with these partners to monitor and maintain the performance and effectiveness of IT assets, data and services. The cybersecurity partners provide services including, but not limited to, configuration management, vulnerability scans, network protection and monitoring, remote monitoring and management, user activity monitoring, data backups management, infrastructure maintenance, cybersecurity strategy, and cyber risk advisory, assessment, and remediation.

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

In evaluating the risks identified as a result of the annual cybersecurity assessment process, our cybersecurity partners assist the Company to assess the likelihood, severity, and impact of relevant risks, including the impact on employees, stakeholders, and vendors. These risks are prioritized and monitored by the cybersecurity partners and management of the Company.

Our cybersecurity program includes an incident response plan that includes all relevant and critical members of management and third-party service providers alike. The team is responsible for assessing and managing cybersecurity incident response processes, response times, and communication plans in the event corrective actions and mitigation procedures are required to isolate and eradicate an incident.

Our management team, in conjunction with the Chief Technology Officer and cybersecurity service providers are responsible for oversight and administration of our cyber risk management program, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. The management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes directly or via selection of strategic third-party partners. Management relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged in strategic cyber risk management, advisory and decision making.

Our Audit Committee oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity stakeholders, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services brief the Audit Committee on cyber threats and vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes updates on our processes to prevent, detect, and mitigate cybersecurity incidents. In addition, cybersecurity risks are reviewed by our Board of Directors at least annually, as part of the Company’s corporate risk oversight processes.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We acknowledge that the risk of a cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of our business. However, prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practical through changes or updates to our internal processes and tools and changes or updates to our service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. In response to such risks, we have implemented initiatives such as the cybersecurity risk assessment process and developed an incident response plan. See Item 1A. "Risk Factors" for more information on our cybersecurity risks.

Item 2. Properties.

Our principal executive office is located at 435 Ericksen Ave NE, Suite 250, Bainbridge Island, WA 98110 and, as of December 31, 2024, consists of approximately 1,800 square feet of space under the current lease terms that were extended and now expire in October 2027. We believe this facility is adequate and suitable for our current and anticipated future needs.

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

Holders of Record

As of April 10, 2025, there were 60 holders of record of our Class A Common Stock and one holder of our Class B Common Stock and one holder of record of our Public Warrants. These numbers do not include beneficial owners whose securities were held in street name.

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

Recent Sales of Unregistered Securities

7GC Class B Common Stock

Prior to the IPO, the Sponsor paid an aggregate of $25,000 to cover certain 7GC expenses on 7GC’s behalf in exchange for the issuance of 5,031,250 shares of 7GC Class B Common Stock. In December 2020, the Sponsor transferred 25,000 shares of 7GC Class B Common Stock to each of Courtney Robinson, Tripp Jones, Kent Schofield, and Patrick Eggen, each of whom served on the board of directors of 7GC, at their original per share purchase price. In December 2020, 7GC effected a stock dividend of approximately 0.43 shares for each share of 7GC Class B Common Stock, resulting in an aggregate of 5,750,000 shares of 7GC Class B Common Stock issued and outstanding. Ms. Robinson and Messrs. Jones, Schofield, and Eggen then retransferred an aggregate of 14,286 shares back to the Sponsor. Immediately prior to, and substantially concurrently with, the Closing, (i) the Sponsor surrendered and forfeited to 7GC for no consideration (i) an aggregate of 396,501 shares of 7GC Class B Common Stock pursuant to the Non-Redemption Agreements and (ii) an aggregate of 825,000 shares of 7GC Class B Common Stock pursuant to the Share Transfer Agreements. The shares of 7GC Class B Common Stock are identical to the shares of 7GC Common Stock included in the units sold in the IPO except that the shares of 7GC Class B Common Stock which automatically converted into shares of Common Stock at Closing and were subject to certain transfer restrictions, as described in more detail below. These shares of 7GC Class B Common Stock were issued in connection with the organization of 7GC pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Pursuant to the amended and restated certificate of incorporation of 7GC, each share of 7GC Class B Common Stock converted into one share of Common Stock at the Closing. After the Closing and following the effectiveness of our Charter, each share of 7GC Common Stock was automatically reclassified, redesignated and changed into one validly issued, fully paid and non-assessable share of Common Stock, without any further action by the Company or any stockholder thereof. The issuance of Common Stock upon automatic conversion of 7GC Class B Common Stock at the Closing has not been registered under the Securities Act in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Private Placement Warrants

Simultaneously with the consummation of the IPO, the Sponsor purchased from 7GC an aggregate of 147,000 private placement warrants (for a purchase price of approximately $7.35 million). Each Private Placement Warrant entitled the holder thereof to purchase one share of 7GC Common Stock or Common Stock at an exercise price of $575.00 per share. The sale of the Private Placement Warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Pursuant to the Sponsor Forfeiture Agreement, the Sponsor forfeited all 147,000 private placement warrants in connected with the Business Combination at Closing.

GEM Warrant

On December 15, 2023, the Company issued GEM a warrant granting GEM the right to purchase 16,571 shares of Common Stock at an at an initial exercise price of $324.50 per share, which was later adjusted to $1.83 per share, pursuant to the adjustment provisions of the GEM Warrant. The sale of the GEM Warrant was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Share Transfer Agreements

Simultaneously with the consummation of the Business Combination, the Company issued 16,500 shares of Common Stock to Alco pursuant to the Share Transfer Agreements. Such shares have not been registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Senior Convertible Notes

On February 19, 2021, Legacy Banzai issued a convertible promissory note in the principal amount of $1.5 million to CP BF pursuant in connection with the Loan Agreement. The Senior Convertible Notes and the shares of Common Stock issuable upon conversion of the Senior Convertible Note have not been registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

7GC Promissory Notes

On October 3, 2023 and December 12, 2023, 7GC issued unsecured promissory notes to the Sponsor in an aggregate principal amount of $2,550,000 in connection with 7GC’s IPO and the Business Combination. On February 5, 2024, the Company issued 17,813 shares of Common Stock to the Sponsor upon conversion of the 7GC Promissory Notes. The 7GC Promissory Notes and the 17,813 shares of Common Stock issued upon conversion of the 7GC Promissory Notes have not been registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Yorkville Promissory Notes

On December 14, 2023, Legacy Banzai issued a convertible promissory note in the principal amount of $2.0 million to Yorkville pursuant to the SEPA and on February 5, 2024, and March 26, 2024, the Company issued convertible promissory notes in the principal amount of $1.0 million and $1.5 million, respectively, to Yorkville pursuant to the SEPA. Between January 1, 2024 and June 30, 2024, the Company issued 64,852 shares of Common Stock to Yorkville upon conversion of $1.8 million of the Yorkville Promissory Notes. In addition, on March 18, 2024, the Company issued 14,201 shares of Common Stock to Yorkville in satisfaction of a deferred fee payment in the amount of $500,000. Further, on May 3, 2024, the Company agreed to issue to Yorkville 12,000 shares of Common Stock, which shares represent satisfaction of a $200,000 Payment Premium due in accordance with the Yorkville Promissory Notes in connection with our early redemption of $2 million outstanding under the Yorkville Promissory Notes with the proceeds from the sale of our securities in this offering. The Company's issuance of the Yorkville Promissory Notes and the shares of Common Stock issued to Yorkville and issuable upon conversion of the Yorkville Promissory Notes have not been registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Between January 1, 2024 and October 14, 2024, 454,158 shares of Common Stock had been issued upon conversion of the Yorkville Promissory Notes and a cash payment of $750,000 was made in May 2024. The aggregate principal amount was fully satisfied that no remaining outstanding balance under the Yorkville Promissory Notes as of December 31, 2024.

GEM Promissory Note

On February 5, 2024, the Company issued the GEM Promissory Note in the principal amount of $1.0 million to GEM pursuant to the GEM Settlement Agreement. The GEM Promissory Note provides for the issuance of shares of Common Stock at a conversion price equal to the VWAP of the trading day immediately preceding the applicable payment due date. As of the date of this Report, we have issued an aggregate of 190,001 shares of Common Stock to GEM in satisfaction of the aggregate $784,943 principal amount outstanding under the GEM Promissory Note. The remaining balance of $215,057 outstanding as of December 31, 2024 was settled in cash during Q1 2025 and there is no outstanding balance as of April 10, 2025. The issuance by the Company of the GEM Promissory Note and the shares of Common Stock issued to GEM and issuable upon conversion of any amount under the GEM Promissory Note have not been registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Cantor Shares

On December 28, 2023, the Company issued 22,279 shares of Common Stock to Cantor pursuant to the Fee Reduction Agreement as consideration for advisory services provided by Cantor in connection with the Business Combination. Such shares were issued in a transaction exempt from registration in reliance on Section 4(a)(2) of the Securities Act.

Roth Shares

On February 2, 2024, the Company issued 3,500 shares of Common Stock to Roth pursuant to the Roth Addendum as consideration for advisory services provided by Roth in connection with the Business Combination. Such shares were issued in a transaction exempt from registration in reliance on Section 4(a)(2) of the Securities Act.

Marketing Agreement Shares

Effective March 20, 2024, the Company issued to a consultant (the “Marketing Consultant”) 3,070 shares of its Common Stock, which shares represented $200,000 of compensation for the Marketing Consultant’s services under a marketing services agreement. The shares were issued to the Marketing Consultant in a transaction exempt from registration in reliance on Section 4(a)(2) of the Securities Act.

Consulting Services Agreement Shares

On April 13, 2024, the Company entered into a Consulting Services Agreement with a consultant (the “Business Consultant”). The Company agreed to issue to the Business Consultant a total of 6,400 shares of its Common Stock.

Debt Equitization Issuances

From August 23, 2024 to September 23, 2024 the Company entered into various agreements to reorganize outstanding debt from certain creditors (collectively, the “Creditors”) into shares of the Company’s Common Stock (the “Shares”) (collectively, the “Debt Reorganization”). The Shares issued as part of the Debt Reorganization are a mix of Shares that are to be registered with the Securities and Exchange Commission (the “SEC”) in a registration statement on Form S-1 and Shares that are exempt from registration. As of April 10, 2025, the Company has issued an aggregate of 1,597,944 Shares to the Creditors in exchange for the cancellation of an aggregate of $5,068,547 of debt. The Company agreed to issue an aggregate of 450,000 additional Shares pursuant to the Debt Reorganization.

On September 9, 2024, the Company issued 24,000 restricted shares of its Common Stock, partially in exchange for the various investor relations services outlined in the Consulting Agreement with MZHCI, LLC, an MZ Group Company.

On January 3, 2025, the Company issued 150,000 restricted shares of its Common Stock, partially in exchange for the business advisory services outlined in the Consulting Agreement with Hudson Global Ventures, LLC, a Nevada limited liability company.

CP BF/Alco Shares

As of April 10, 2025, we issued an aggregate of 973,573 shares of Common Stock to CP BF and Alco, pursuant to the agreements we entered into with them in September 2024 and are exempt from registration.

Hudson Global Ventures Shares

On October 15, 2024, the Company issued 45,000 shares of Common Stock to Hudson pursuant to the Consulting Agreement as consideration for advisory services provided by Hudson. Such shares were issued in a transaction exempt from registration in reliance on Section 4(a)(2) of the Securities Act.

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

Banzai was founded in 2015. The first product Banzai launched was Reach, a SaaS and managed services offering designed to increase registration and attendance of marketing events, followed by the acquisition of Demio, a SaaS solution for webinars designed for marketing, sales, and customer success teams, in 2021 and the launch of Boost, a SaaS solution for social sharing designed to increase attendance for Demio-hosted events by enabling easy social sharing by event registrants, in 2023. Our customer base included over 3,070 customers as of December 31, 2024 and comes from a variety of industries, including (among others) healthcare, financial services, e-commerce, technology and media, in over 90 countries. Our customers range in size from solo entrepreneurs and small businesses to Fortune 500 companies. No single customer represents more than 10% of our revenue. Since 2021, we have focused on increasing mid-market and enterprise customers for Demio. Progress towards this is reflected in our increase in multi-host Demio customers from 14 on January 1, 2021 to 163 on December 31, 2024.

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

Banzai generated revenue approximately $4.5 million and $4.6 million during the year ended December 31, 2024 and 2023, respectively. Banzai has incurred significant net losses since inception, including net losses of approximately $31.1 million and $14.4 million for the year ended December 31, 2024 and 2023, respectively. Banzai had an accumulated deficit of $78.3 million and of $46.8 million as of December 31, 2024 and 2023, respectively.

Summary of our Mergers and Acquisitions

Business Combination with 7GC

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

OpenReel Merger

On December 18, 2024 (the “OR Closing Date”), we closed the merger (the “Merger”, the consummation of the Merger, the “Closing”) with ClearDoc, Inc., a Delaware corporation doing business as OpenReel (“OpenReel”), pursuant to an Agreement and Plan of Merger (the “OR Merger Agreement”), dated December 10, 2024, by and among the Company,

OpenReel, certain stockholders of OpenReel (the “OpenReel Stockholders”), and Banzai Reel Acquisition, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), that was formed solely for purposes of consummating the Merger. Upon Closing, the Merger Sub merged with and into OpenReel, with OpenReel being the surviving entity (the “Surviving Entity”) thereafter as our direct and wholly owned subsidiary named “OpenReel, Inc.”.

At the effective time of the Merger (the “Effective Time”), each share of capital stock of OpenReel issued and outstanding immediately prior to the Effective Time (other than shares as to which dissenter’s rights have been properly exercised and certain other excluded shares) was converted into the right to receive our Common Stock, and pre-funded warrants, each exercisable for one (1) share of Banzai Common Stock at an exercise price of US$0.0001 (the “Pre-Funded Warrants”) issued in lieu thereof, in an amount equal to the quotient of $19,600,000 divided by the Conversion Price (as defined in the OR Merger Agreement) (the “Merger Consideration”).

The Merger Consideration consisted of an aggregate of 930,558 shares of Banzai Common Stock and 11,769,501 Pre-Funded Warrants. The shares of Banzai Common Stock and Pre-Funded Warrants issued by Banzai to the OpenReel Stockholders pursuant to the OR Merger Agreement were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. Refer to Note 3 and Note 11 for information about the accounting treatment of this merger.

Vidello Acquisition

On January 31, 2025, the Company closed on the Vidello Limited acquisition, a private limited company registered in England and Wales for approximately $2.7 million in cash ($2,500,000 are withheld for indemnification expenses and other holdback provisions in accordance with the Acquisition Agreement, the “Cash Consideration”) and 898,204 shares of Banzai Class A common stock, pursuant to an Acquisition Agreement (the “Acquisition Agreement”), dated December 19, 2024, by and among the Company, Vidello, and certain shareholders of Vidello (the “Vidello Shareholders”). Vidello Shareholders transferred all the outstanding shares of Vidello to the Company, therefore, Vidello became a direct and wholly owned subsidiary of the Company. The Share Consideration to the Vidello Shareholders pursuant to the Acquisition Agreement were issued in reliance upon the exemption from registration provided by Regulation D as promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Vidello provides a suite of products for 3D video creation, royalty free music, and video marketing, with over $6.5 million in TTM revenue, $2 million in TTM EBITDA, while expected to reduce the combined company in operating losses to approximately $1.3 million per year.

Act On Merger

On January 22, 2025, the Company entered into an Agreement and Plan of Merger (the “AO Merger Agreement”) with Act-On Software Inc., a Delaware corporation (“Act-On”), and Banzai Passage Inc., a Delaware corporation and wholly owned subsidiary of Banzai (“Passage”) that was formed solely for purposes of consummating the transactions contemplated in the AO Merger Agreement (the “AO Merger”). Pursuant to the AO Merger Agreement, subject to the satisfaction or waiver of the conditions set forth therein, upon closing of the AO Merger (the “Closing”), Act-On will merge with and into Passage, with Act-On surviving the AO Merger (the “AO Surviving Entity”), thereafter being a direct, wholly owned subsidiary of Banzai. The AO Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. Although the Company cannot guarantee that the Act On Merger will close, the Company expects to close the transaction in Q2 2025.

Subject to the terms and conditions of the AO Merger Agreement, at the effective time of the Merger (the “AO Effective Time”), the aggregate merger consideration to be issued to Act-On Stockholders and certain Management Employees (as defined in the AO Merger Agreement) shall be a total of approximately $35,050,000, payable in cash and in shares of our Class A Common Stock, subject to adjustment as set forth in the AO Merger Agreement (the “AO Merger Consideration”). The adjustments to the AO Merger Consideration in the AO Merger Agreement include a customary working capital adjustment based on the amount by which certain working capital items at closing are greater or less than the target working capital as defined in the AO Merger Agreement. In addition to the AO Merger Consideration, at the AO Effective Time, we will fully pay off a certain loan owed to a certain lender of Act-On as of the AO Closing (the “Payoff Amount”) and the out-of-pocket expenses incurred by Act-On in connection with the AO Merger (the “Transaction Expenses”) in cash to Act-On Stockholders, and issue a number of shares of Class A Common Stock (the “AO Share Consideration”) (or pre-funded warrants in lieu thereof, the “AO Pre-Funded Warrants”) to Act-On Stockholders and Management Employees that equal to the quotient of $33,200,000 divided by the average of the daily volume-weighted average trading prices of Class A Common Stock for the consecutive five (5) Trading Days (as defined in the AO Merger Agreement) immediately prior to and including the Trading Day immediately preceding the date of closing (the “AO Closing Date”) (the “Banzai 5-Day VWAP”).

Notwithstanding anything in the AO Merger Agreement to the contrary, Banzai shall not issue any shares of Class A Common Stock, to the extent that the issuance of shares of Class A Common Stock as AO Share Consideration would result in the Act-On Stockholders and Management Employees receiving an aggregate number of shares of Class A Common Stock exceeding 19.99% of the total shares of Class A Common Stock and shares of Class B Common Stock issued and outstanding immediately prior to the AO Effective Time (the “Nasdaq Ownership Limitation”). In addition, notwithstanding anything in the AO Merger Agreement and AO Pre-Funded Warrants to the contrary, Banzai shall not issue any shares of Class A Common Stock, to the extent that any issuance of the shares of Class A Common Stock as AO Share Consideration would result in an Act-On Stockholder or a Management Employee, together with its affiliates, beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules promulgated thereunder) more than 4.99% of the Class A Common Stock issued and outstanding immediately following such issuance (the “Beneficial Ownership Limitation” and, together with Nasdaq Ownership Limitation, the “Ownership Limitations”). If and to the extent either of the Ownership Limitations prevents Banzai from issuing AO Share Consideration comprised exclusively of shares of Class A Common Stock, then Banzai instead will issue as AO Share Consideration (i) the maximum number of shares of Class A Common Stock that may be issued without exceeding either Ownership Limitation, and (ii) AO Pre-Funded Warrants exercisable for the number of shares of Class A Common Stock the issuance of which was prevented by application of the Ownership Limitations.

Some of the shares of Class A Common Stock and AO Pre-Funded Warrants will be issued to the Management Employees under Banzai’s 2023 equity incentive plan, as amended, pursuant to the registration statement on Form S-8, as amended (File No. 333-278218) and some of the shares of Class A Common Stock and AO Pre-Funded Warrants will be issued to certain Act-On Stockholders and Management Employees in reliance upon exemption provided by Rule 506(b) of Regulation D promulgated thereunder of the Securities Act, pursuant to a subscription booklet (the “Subscription Booklet”).

Each AO Pre-Funded Warrant shall have an exercise price of $0.001 per each share of Class A Common Stock issuable thereunder. The AO Pre-Funded Warrants will be registered in Banzai’s books and will not be listed for trading on any stock exchange or trading market. The terms of the AO Pre-Funded Warrants will provide that Banzai shall not issue shares of Class A Common Stock to any holder of a AO Pre-Funded Warrant upon the exercise thereof to the extent that after giving effect to such issuance, such holder would beneficially own a number of shares of Class A Common Stock in excess of the Nasdaq Ownership Limitation. Notwithstanding the foregoing, the Nasdaq Ownership Limitation shall not apply following the receipt of the Banzai stockholder approval contemplated by Rule 5635 of the Nasdaq listing rules with respect to the issuance of shares of Class A Common Stock upon exercise of the AO Pre-Funded Warrants in excess of the Nasdaq Ownership Limitation (the “AO Stockholder Approval”). The AO Pre-Funded Warrants also contain a beneficial ownership limitation that provides that the Company shall not effect any exercise of the AO Pre-Funded Warrants, and the holders of the AO Pre-Funded Warrants shall not have the right to exercise any portion of the AO Pre-Funded Warrants, to the extent that after giving effect to such issuance after exercise, the holder would beneficially own in excess of the Beneficial Ownership Limitation.

Following the Closing, Banzai will convene and hold a special meeting of its stockholders to obtain the AO Stockholder Approval (the “AO Special Meeting”). In connection with the AO Special Meeting, on January 22, 2025, Joseph P. Davy, Banzai’s Chief Executive Officer, who holds approximately 78.55% of Banzai’s total voting power as of the date of the AO Merger Agreement, entered into a Voting and Support Agreement, with Banzai (the “Voting and Support Agreement”) that obligates him to vote all the shares of Class B Common Stock beneficially owned by him in favor of the AO Stockholder Approval.

Pursuant to the AO Merger Agreement, Banzai will withhold from the AO Share Consideration a number of shares of Class A Common Stock equal to the quotient of $2,000,000 divided by the Banzai’s 5-Day VWAP, as adjusted pursuant to the AO Merger Agreement (the “Indemnification Holdback Amount”), as security for the obligations of Act-On Stockholders pursuant to the AO Merger Agreement. The Indemnification Holdback Amount shall be held for a period of twelve (12) months following the Closing Date (the “Indemnification Holdback Period”) and shall be released to Act-On Stockholders and Management Employees (in accordance with the Allocation Schedule) within ten (10) business days of the expiration of the Indemnification Holdback Period. The released aggregate amount shall be equal to (a) the Indemnification Holdback Amount, as allocated to Act-On Stockholders and Management Employees in accordance with the Allocation Schedule, less (b) any amounts set off against the Indemnification Holdback Amount pursuant to the AO Merger Agreement. The Indemnification Holdback amount shall be held by the Transfer Agent for the benefit of Act-On Stockholders and Management Employees and shall be released to Act-On Stockholders and Management Employees pursuant to the terms of a certain share consideration escrow agreement (the “Escrow Agreement”) by and among Banzai, Act-On, each of Act-On Stockholders and Management Employees and Continental Stock Transfer & Trust Company, a New York limited purpose trust company (the “Escrow Agent”).

On or prior to the consummation of the AO Merger, parties will enter into the Escrow Agreement, pursuant to which, the Escrow Agent shall hold, for the benefit of Banzai, the Indemnification Holdback Amount. The Escrow Agent shall administer the Indemnification Holdback Amount in accordance with the written instructions jointly provided by Banzai and Act-On to the Escrow Agent to release the Indemnification Holdback Amount, or any portion thereof, as set forth in such instruction.

On or prior to the consummation of the AO Merger, Banzai shall execute and deliver to the Act-On Stockholders and Management Employees a registration rights agreement (the “AO Registration Rights Agreement”), pursuant to which, among other things, Banzai will agree to register for resale, within five (5) Business Days (as defined in the AO Merger Agreement) following the AO Closing, on an applicable registration statement under the Securities Act, the shares of Class A Common Stock, to be issued to the Act-On Stockholders and Management Employees pursuant to the AO Merger Agreement and the shares of Class A Common Stock issuable upon exercise of the AO Pre-Funded Warrants.

The Closing of the AO Merger by each of Banzai, Merger Sub, and Act-On is subject to customary conditions, including (1) (A) adoption of the AO Merger Agreement by the Act-On Stockholders that hold the requisite percentage necessary to approve the AO Merger under Act-On’s Amended and Restated Certificate of Incorporation and (B) approval of the AO Transaction by Banzai’s board of directors, (2) authorization for listing on the Nasdaq Capital Market of the shares of Class A Common Stock to be issued in the AO Merger, subject to official notice of issuance, and (3) the absence of any order, injunction, decree or other legal restraint preventing the completion of the AO Merger or making the completion of the AO Merger illegal. Each party’s obligation to complete the AO Merger is also subject to certain additional customary conditions, including subject to certain exceptions, the accuracy of the representations and warranties of the other party and performance in all material respects by the other party of its obligations under the AO Merger Agreement. The AO Merger Agreement also contains customary representations, warranties, and indemnities of Banzai and Act-On.

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

Nasdaq Listing

Due to prior noncompliance with certain Nasdaq listing rules, we had a hearing before The Nasdaq Hearings Panel (the “Panel”), on September 19, 2024. Following that hearing, the Panel determined to phase our Common Stock down from The Nasdaq Global Market to The Nasdaq Capital Market. As of October 31, 2024, our Common Stock trades on The Nasdaq Capital Market, under the same symbol, BNZI.

On October 18, 2024, the Company a letter from Nasdaq stating that the Company has regained compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”) by maintaining a minimum closing bid price of the Company’s common stock (the “Common Stock”) of $1.00 or greater per share for the 10 consecutive business days, from September 19, 2024 through October 18, 2024, and that the Minimum Bid Price Requirement matter is now closed. The Company must still regain compliance with Listing Rule 5450(b)(2)(A) (the (“Market Value of Listed Securities”).

On November 7, 2024, the Company also received a letter from the staff at Nasdaq in relation to a letter from April 3, 2024, notifying the Company that, for the 10 consecutive trading days, from October 24, 2024 to November 6, 2024, the Company's MVPHS had been $1,000,000 or greater, and as such the staff determined that the Company had regained compliance with Listing Rule 5550(a)(5) and the matter was closed.

On November 7, 2024, Nasdaq determined that for the 10 consecutive trading days, from October 24, 2024 to November 6, 2024, the Company’s MVPHS has been $1,000,000 or greater and therefore the Company regained compliance with Listing Rule 5550(a)(5) (the equivalent of Listing Rule 5450(b)(2)(A) for the Capital Markets) and the matter is closed.

On February 12, 2025, the Company received a letter from the Nasdaq Stock Market LLC, Office of the General Counsel that Nasdaq’s Listing Qualifications staff confirmed that the Company has demonstrated compliance with all of The Nasdaq Stock Market’s listing requirements and therefore the Company’s securities will remain listed on the Exchange. However, there can be no assurance that the Company will be able to maintain compliance with Nasdaq listing standards. Please see “Risk Factors” for more information.

2024 Financings

The Company may seek to raise additional capital through a private placement leveraging SEPA with the proceeds to support its operation and expansion through acquisition.

On May 22, 2024, we priced a “best efforts” public offering for the sale by the Company of an aggregate of 104,556 shares of our Class A common stock, pre-funded warrants exercisable into 173,222 shares of Class A Common Stock (the “May Pre-Funded Warrants”), and common warrants exercisable into 277,778 shares of Class A Common Stock (the “Common Warrants”). The public offering price was $9.00 per aggregate share. The May Pre-Funded Warrants are exercisable immediately, may be exercised at any time until all of the May Pre-Funded Warrants are exercised in full, and have an exercise price of $0.0050. The Common Warrants are exercisable immediately for a term of five years and have an exercise price of $9.00.

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

Recent Wainwright Private Financing

On September 24, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor for the issuance and sale in a private placement (the “Private Placement”) of (i) pre-funded warrants (“HCW Pre-Funded Warrants”) to purchase up to 1,176,471 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $0.001 per share, (ii) Series A warrants (the “Series A Warrants”) to purchase up to 1,176,471 shares of Common Stock, at an exercise price of $4.00 per share, and (iii) Series B warrants (the “Series B Warrants” and together with the Series A Warrants and the Placement Agent Warrants (defined below), the “Warrants” ) to purchase up to 1,176,471 shares of Common Stock at an exercise price of $4.00 per share. The Series A Warrants are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance. The Series B Warrants are exercisable immediately upon issuance and have a term of exercise equal to eighteen (18) months from the date of issuance. The combined purchase price per HCW Pre-Funded Warrant and accompanying Warrants was $4.249. The Private Placement closed on September 26, 2024.

A holder of the HCW Pre-Funded Warrants and the Warrants may not exercise any portion of such holder’s HCW Pre-Funded Warrants or Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. In the event of certain fundamental transactions, holders of the Warrants will have the right to receive the Black Scholes Value of their Warrants calculated pursuant to a formula set forth in the Warrants, payable either in cash or in the same type or form of consideration that is being offered and being paid to the holders of Common Stock.

In connection with the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of September 24, 2024, with the investor, pursuant to which the Company agreed to prepare and file a registration statement on Form S-1 to register the resale of the shares of Common Stock underlying the HCW Pre-Funded Warrants and the Warrants, and to use its best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than forty-five (45) days following the date of the Registration Rights Agreement (or seventy-five (75) days following the date of the Registration Rights Agreement in the event of a “full review” by the SEC). The Company filed an initial registration statement on Form S-1 (File No. 333-282506) with the SEC on October 4, 2024 and it was declared effective on November 6, 2024.

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

Pursuant to the Purchase Agreement, the Company agreed not to issue any shares of Common Stock or Common Stock equivalents or to file any other registration statement with the SEC (in each case, subject to certain exceptions) until sixty (60) days after the effective date of the Registration Statement. The Company has also agreed not to effect any Variable Rate Transaction (as defined in the Purchase Agreement) until one (1) year after the effective date of the Registration Statement (subject to certain exceptions). Since the OR Merger requires the Company to issue shares to the OpenReel Stockholders and file a registration statement prior to the expiration of the aforesaid period, the Wainwright Investor agreed o waive the Protective Provisions (the "Waiver"). In consideration for the Waiver, the Company agreed to reduce the exercise price of the Warrants issued to the Wainwright Investor from $4.00 to $2.50 per share.

The Engagement Letter and the Purchase Agreement contain customary representations and warranties and agreements and obligations, conditions to closing and termination provisions. The foregoing descriptions of terms and conditions of the Purchase Agreement, the HCW Pre-Funded Warrants, the Series A Warrants, the Series B Warrants, the Placement Agent Warrants, and the Registration Rights Agreement do not purport to be complete and are qualified in their entirety by the full text of the form of the Purchase Agreement, the form of the HCW Pre-Funded Warrant, the form of the Series A Warrant, the form of the Series B Warrant, the form of the Placement Agent Warrant, and the form of the Registration Rights Agreement, which are attached hereto as Exhibits.

Between January 1, 2024 and December 31, 2024, 454,158 shares of Class A Common Stock had been issued upon conversion of outstanding promissory notes issued to YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP and a cash payment of $750,000 was made in May 2024. The aggregate principal amount was fully satisfied such that there is no remaining balance under the Yorkville Promissory Notes as of December 31, 2024.

Debt Equitization Plan

From August 23, 2024 to December 31, 2024 the Company entered into various agreements to reorganize outstanding debt from certain creditors (collectively, the “Creditors”) into shares of the Company’s Class A Common Stock (the “Shares”) (collectively, the “Debt Reorganization”). The Shares issued as part of the Debt Reorganization are a mix of Shares that the Company agreed to register in a registration statement on Form S-1 and Shares that are exempt from registration. As of April 10, 2025 the Company has issued an aggregate of 1,597,944 Shares to the Creditors in exchange for the cancellation of an aggregate of $5,068,547 of debt.

Amended and Restated Repayment Agreement with J.V.B Financial Group, LLC

On September 9, 2024, the Company entered into a Repayment Agreement (the “Original J.V.B Agreement”) with J.V.B Financial Group, LLC (“J.V.B”) acting through Cohen & Company Capital Markets Division (“Cohen”), pursuant to which the parties agreed that for services previously rendered valued at $115,000 (the “Outstanding Debt”), the Company shall issue J.V.B. unrestricted, freely-trading, registered shares of Common Stock pursuant to a resale registration statement on Form S-1 or S-3. On September 9, 2024, the Company and J.V.B. entered into an Amended and Restated Repayment Agreement (the “Amended J.V.B Agreement”) that allowed for the Outstanding Debt to be paid through the issuance of 29,077 Shares to J.V.B. Under the Amended J.V.B. Agreement, the Company agreed to file a Registration Statement on Form S-1 with the SEC for the public resale of the Shares. The Company shall use reasonable best efforts to cause the Registration Statement (the “Resale Registration Statement”) to be filed within 90 days after the signing of the Amended J.V.B. Agreement. If the minimum price, as defined in the Amended J.V.B. Agreement, on the date the Resale Registration Statement is declared effective is less than $3.955, the Company will issue additional Shares to J.V.B within one business day to ensure the total value of the Shares is equal the debt owed. The closing price on November 12, 2024, when the Resale Registration Statement went effective, was $1.94 which was below the minimum price. The residual unpaid fee balance, net of the 29,077 Shares paid, was $58,589 and was settled in cash as of December 31, 2024.

Addendum to Letter Agreements with Roth Capital Partners, LLC

On October 5, 2022, the Company engaged Roth Capital Partners, LLC (“Roth”) to act as financial advisor to the Company in its then proposed business combination with 7GC & Co. Holdings, Inc. (“7GC”), pursuant to an agreement (the “Roth Agreement”). On October 14, 2022, 7GC entered into a similar agreement where MKM Partners, LLC, later acquired by Roth, would act as financial advisor to 7GC in its then proposed business combination with the Company (the “7GC Agreement”, together with the Roth Agreement, the “Letter Agreements”). On February 2, 2024, the Company entered into an Addendum to the Letter Agreements with Roth (the “Addendum”), where the Company agreed to pay the fees owed under the Roth Agreement and 7GC Agreement by (1) issuing to Roth 3,500 Shares and amending the Company’s registration statement on Form S-1 filed with the SEC on December 29, 2023 to include the initial 3,500 Shares to be issued, and 12,000 Shares that may be issued as additional shares, as defined in the Addendum, to Roth, and (2) on or before June 30, 2024, the Company shall pay to Roth an amount in cash equal to $300,000 (the “Cash Fee”); provided that, if, as a result of the Company’s cash position at such time, the Company determines in its reasonable discretion that the cash payment should not be made in cash, then the Company may elect to satisfy the cash payment by issuing to Roth, within three business days of such date, additional Shares. The number of Shares to be issued pursuant to the Addendum shall be determined by dividing the amount of the cash payment by the VWAP for the trading day immediately preceding the cash payment date. On September 6, 2024, the Company issued 35,294 Shares to Roth in lieu of the Cash Fee. The Shares are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and are to be issued as restricted stock with an appropriate restrictive legend.

Activate Agreement

The Company owed Activate, Inc. $261,000 for past services rendered. The parties agreed to write off 50% of that balance and for the remaining balance to be paid at the close of the Company’s next capital raise. The remaining 50% balance due to Activate was paid upon closing of the private placement that occurred in September 2024.

Floor Price Adjustment Agreement with Yorkville Advisors

On September 20, 2024, the Company entered into a Floor Price Reduction Agreement (the “Floor Price Reduction Agreement”) with YA II PN, LTD., a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (“Yorkville”). On May 3, 2024, the Company entered into a debt repayment agreement with Yorkville (the “Original Debt Repayment Agreement”) stating that $2 million of the proceeds from a registered sale of Shares and warrants would be used to repay a portion of the principal and interest on outstanding promissory notes (the “Outstanding Promissory Notes”). In return, Yorkville agreed not to convert any portion of the debt into shares or issue an investor notice under their Standby Equity Purchase Agreement (the “SEPA”) with Yorkville for 90 days (the “Standstill Period”). On May 22, 2024, the Company entered into an Amended Debt Repayment Agreement (the “Amended Debt Repayment Agreement”). Under the terms of the Amended Debt Repayment Agreement, the outstanding balance owed to Yorkville was reduced from $2 million to $750,000. Yorkville was still not allowed to convert debt into Shares or issue an investor notice for 90 days. On August 28, 2024, the Standstill Period ended, and Yorkville was free to resume delivering investor notices to convert outstanding debt into Shares. Due to the end of the Standstill Period and the Company’s recent reverse stock split, at a ratio of 1-to-50, the Company and Yorkville, pursuant to the Floor Price Adjustment Agreement, agreed to amend and restate the prior repayment agreements such that the outstanding principal under the Amended Debt Repayment Agreement was reduced to $0.7 million, with no remaining interest, the floor price, as described in the Outstanding Promissory Notes, was adjusted to $2.00, and the maturity date for the Outstanding Promissory Notes is extended by 120 days to January 17, 2025. As of the date of this Report, all of the Outstanding Promissory Notes have been settled.

Repayment Agreement with Cooley LLP

On September 19, 2024 the Company entered into a Repayment Agreement with Cooley LLP (“Cooley”) for previously provided legal services (the “Cooley Repayment Agreement”). Under the Cooley Repayment Agreement, the Company’s outstanding fees have been lowered from $1,523,029 to $400,000 (the “Cooley Unpaid Fee”) in exchange for 11 monthly installments of $36,300, with the first payment to be made on October 1, 2024. If payments are not made in accordance with the Repayment Agreement, Cooley retains the right to seek to collect the entire Cooley Unpaid Fee.

Settlement Letter with CohnReznick LLP

On September 19, 2024, the Company entered into a Settlement Letter with CohnReznick LLP (“CohnReznick”) regarding the Company’s unpaid balance totaling $817,400 for services rendered in connection with the 7GC business combination with the Company (the “Settlement Letter”). Under the Settlement Letter, the Company and CohnReznick agreed to settle the total unpaid balance due, upon CohnReznick’s receipt of $450,000 (the “Settlement Amount”), which will be paid in 15 equal monthly installments of $30,000. In consideration of the Settlement Letter, CohnReznick has agreed to not to pursue collection efforts now or at any time in the future, except as otherwise provided in the Settlement Letter.

Repayment Agreement with Sidley Austin LLP

On September 19, 2024, the Company entered into a Repayment Agreement with Sidley Austin LLP (“Sidley”) for previously provided legal services (the “Sidley Repayment Agreement”). Under the Sidley Repayment Agreement, the Company’s outstanding fees have been lowered from $4,815,979 to $1,605,326 (the “Sidley Unpaid Fee”). Under the Sidley Repayment Agreement, the Company agrees to 12 monthly payments that Sidley applies to the balance of the Sidley Unpaid Fee on a 2 for 1 basis, such that for every one dollar ($1.00) paid by Company, Sidley shall reduce the Sidley Unpaid Fee Amount by an additional two dollars ($2.00).

Repayment Agreement with Donnelley Financial LLC

On September 13, 2024, the Company entered into a Repayment Agreement with Donnelley Financial LLC (“Donnelley”) for previously provided services (the “Donnelley Repayment Agreement”). Under the Donnelley Repayment Agreement, the Company’s outstanding fees have been lowered from $1,072,148 to $715,123 (the “Donnelley Unpaid Fee”). The Donnelley Unpaid Fee will be paid in 12 monthly installments, with the first monthly payment of $45,000 due on October 1, 2024; the remaining 11 payments shall each be in the amount of $28,366. Under the Donnelley Repayment Agreement, the Donnelley Unpaid Fee shall become immediately due and payable upon the occurrence of certain events, including failure to make a payment of the Donnelley Unpaid Fee when due and failure to pay for any additional services.

Repayment Agreement with Verista Partners, Inc.

On August 26, 2024, the Company entered into a Repayment Agreement with Verista Partners, Inc. aka Winterberry Group, (“Verista” or “Winterberry”) for previously provided services (the “Verista Repayment Agreement”). Under the Verista Repayment Agreement, the Company’s outstanding fees are $196,666 (the “Verista Unpaid Fee”). The Company and Verista have agreed that the Verista Unpaid Fee will be repaid with $66,666 worth of Shares of the Company, and $130,000 in 16 equal cash installment payments of $8,125, beginning on October 1, 2024, and on the first day of each month thereafter through January 1, 2026.

A copy of the Transaction Documents are attached hereto as Exhibits and are incorporated by reference herein. The foregoing summaries of the terms of the Transaction Documents do not purport to be a complete description of each of the documents described in this Report and are qualified in their entirety by such documents.

Alco and CP BF

On February 19, 2021, the Company, along with Joe Davy and Demio, Inc. (the “Guarantors”), issued a convertible promissory note (the “First Senior Convertible Note”) in an aggregate principal amount of $1,500,000 to CP BF Lending, LLC (“CP BF”) in connection with a loan agreement, dated February 19, 2021, between the Company and CP BF (the “Loan Agreement”). On October 10, 2022, the Loan Agreement was amended, whereby CP BF waived payment by the Company of four months of cash interest with respect to the term loan under the Loan Agreement in replacement for a convertible promissory note (the “Second Senior Convertible Note” and, together with the First Senior Convertible Note, the “Senior Convertible Notes”) issued by the Company in an aggregate principal amount of $321,345. On August 24, 2023, the Company and CP BF entered into a forbearance agreement (the “Original Forbearance Agreement”), as amended by the First Amendment to Forbearance Agreement, dated as of December 14, 2023 (collectively, the “Forbearance Agreement”), pursuant to which they agreed to amend and restate the Senior Convertible Notes so that they would not convert at the closing of a business combination as a “Change of Control” event. After the closing of the business combination that occurred on December 14, 2023, the Senior Convertible Notes became convertible, at CP BF’s option on 5 days’ written notice to the Company, into shares of the Company’s Common Stock. The Senior Convertible Notes provide that, at all times after a SPAC Transaction (as defined in the Senior Convertible Notes), the conversion price for any such conversion is approximately $4.35 per share, subject to adjustment as set forth therein.

As of September 23, 2024, the Company owed an aggregate of $10,758,775 under the Senior Convertible Notes.

After Closing, the Senior Convertible Notes became convertible, at CP BF’s option on 5 days’ written notice to the Company, into shares of Common Stock. The Senior Convertible Notes provide that, at all times after a SPAC Transaction (as defined in the Senior Convertible Notes), the conversion price for any such conversion is approximately $4.35 per share (subject to adjustment as set forth therein).

On September 5, 2024, the Company entered into a Side Letter to the Loan Agreement whereby the Company agreed to enter into definitive transaction documents with CP BF and the Guarantors, whereby each agreed that substantially all of the outstanding obligations of the Company and Guarantors with regard to the Loan Agreement shall be consolidated and evidenced by a single convertible note (the “Convertible Note”), and that, absent an event of default, the Convertible Note shall accrue interest at a rate of 15.5%, which interest shall be paid in kind monthly (collectively, the “Rate Reduction”). In exchange for agreeing to the Rate Reduction, CP BF subscribed (the “Subscription”) for, and the Company agreed to issue to CP BF, 70,000 Shares; the Company also agreed to register those shares in a registration statement on Form S-1.

On September 23, 2024, the Company entered into such definitive transaction documents with CP BF, including a Securities Purchase Agreement (the “CP BF SPA”), a Registration Rights Agreement (the “RRA”), a Lock-Up Agreement (the “Lock Up”) and issued CP BF a Common Stock Purchase Warrant (the “Warrant”) and a Pre-Funded Warrant (the “CPBF Pre-Funded Warrant,” together with the CP BF SPA, RRA, Lock Up and Warrant, the “CP BF Transaction Documents”). Pursuant to the CP BF SPA, CP BF agreed to convert $2,000,000 in debt into $2,200,000 in equity, consisting of 260,849 shares of Common Stock, Warrants to purchase up to 565,553 shares of Common Stock and CPBF Pre-Funded Warrants to purchase up to 304,704 shares of Common Stock (all such securities and shares collectively referred to as the “CP BF Registrable Securities”). Under the CP BF SPA, CP BF elected to purchase CPBF Pre-Funded Warrants in lieu of shares of Common Stock in such manner to result in them paying the full Subscription Amount ($2,000,000) to the Company. The Warrant can be exercised at an initial exercise price of $4.02 per share, subject to adjustment for a term of five years. The CPBF Pre-Funded Warrants will be exercisable at any time after the date of issuance at an exercise price of $0.0001. Neither warrant may be exercised if the holder, together with its affiliates, would beneficially own more than 19.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. Both warrants may be exercised via cash or cashless exercise.

Pursuant to the RRA, the Company agreed to file a registration statement to register the CP BF Registrable Securities and for the registration statement to become effective on or before December 9, 2024.Under the Lock-Up, the Company’s CEO, Joe Davy, agreed not to sell an aggregate of 2,311,143 shares of Class B Common Stock that he owns until such time as CP BF no longer owns any of the CP BF Registrable Securities. Under the terms of the CP BF SPA, for a period of 45 days after the date the related Registration Statement is filed, except for certain specified transactions, the Company may not issue or enter into any agreement to issue shares of common stock, without CP BF’s prior written consent; the Company is similarly prohibited from entering into any variable rate transactions for a period of 12 months.

Although the Note has a principal amount of $10,758,775, taking into account the purchase and sale pursuant to the CP BF SPA, the Company continued to owe $8,758,775 to CP BF. CP BF agreed to convert such debt into a consolidated convertible loan, evidenced by a convertible note (the “Note”), via the Second Amendment to Loan Agreement, dated as of September 23, 2024 (the “Amended Loan Agreement”). Pursuant to the Amended Loan Agreement, interest shall accrue as payable-in-kind at an annual interest rate of 15.5% per annum, which shall increase to 20% upon the occurrence of an event of default. The Company shall also pay CP BF a $900 monthly servicing fee, which may increase by 7% annually if certain fees increase in cost and paid CP BF a one-time origination fee in the amount of $160,000. The Amended Loan Agreement also provides certain instances in which the Company must prepay the loan. Until such time as the loan is paid in full, CP BF maintains the right to appoint one representative to the Company’s Board of Directors to attend and observe the Board of Director meetings. Adding in a 1% exit fee on the Note, we agreed to register an aggregate of 2,279,271 shares of Common Stock underlying the Note in the related registration statement. The Note may be converted into shares of the Company’s Common Stock at a conversion price of $3.89 per share and matures on February 19, 2027.

On September 19, 2024, the Company and Alco agreed to convert $4,708,099 of debt into $5,178,909 in equity, on the same terms as set forth in the CP BF Transaction Documents (the “Alco Transaction Documents”, together with the CP BF Transaction Documents, the “Transaction Documents”). Accordingly, Alco shall receive, and we agreed to register 282,420 shares of Common Stock, Warrants to purchase up to 1,331,340 shares of Common Stock and pre-funded warrants to purchase up to 1,048,920 shares of Common Stock (collectively, the “Alco Securities”). As consideration for the repayment of all of Alco’s outstanding debt, $470,810 was credited toward the purchase price of the Alco Securities.

A copy of the Transaction Documents are attached hereto as Exhibits and are incorporated by reference herein. The foregoing summaries of the terms of the Transaction Documents do not purport to be a complete description of each of the documents described in this Report and are qualified in their entirety by such documents.

We initially filed a registration statement on Form S-1 (File No. 333-282306) on September 24, 2024 to register the shares of Common Stock issuable to CP BF and Alco pursuant to the above mentioned agreements and the registration statement was declared effective on October 10, 2024.

2025 Financings

On January 30, 2025, we entered another Convertible Promissory Note (the “2025 Note”) with Yorkville, in principal amount of $3,500,000 (the “2025 Original Principal Amount”), to be used as an advance under the outstanding SEPA. We received the payment on January 31, 2025.

The Note was issued on January 30, 2025 (the “2025 Issuance Date”) and the maturity date of the Note is July 31, 2025, but may be extended at the option of the Company (the “2025 Maturity Date”). Beginning on February 28, 2025 and continuing on March 31, 2025 and April 30, 2025, (each, an “2025 Installment Date”), the Company shall repay a portion of the outstanding balance of this Note in an amount equal to the sum of (i) $1,500,000 of Principal in respect to the first two Installment Dates, and $500,000 in respect of the third Installment Date (or the outstanding Principal if less than such amount), plus (ii) a payment premium (in an amount equal to 4% of the Principal amount being paid (the “2025 Payment Premium”), and (iii) accrued and unpaid interest hereunder as of each Installment Date (collectively, the “2025 Installment Amount”). The Company maintains the right to pay each Installment Amount in cash or via an Advance Notice pursuant to the SEPA or any combination thereof. The Note bears an interest rate of 0% for the first 90 days following the Issuance Date, and 6% thereafter (the “2025 Interest Rate”). The Interest Rate shall increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined by the Note). The Note is convertible into shares of our Class A Common Stock at a conversion price of $2.00 per share (the “2025 Conversion Price”). The Investor may elect to convert part or all of the outstanding balance of the Note at any time or from time to time after the Issuance Date. The Company may prepay the outstanding amount at any time, in whole or in part, subject to a 4% premium, provided that (i) the Company provides the Investor with at least 10 trading days’ prior written notice (each, a “2025 Redemption Notice”) of its desire to prepay the outstanding amount (an “2025 Optional Redemption”), and (ii) on the date the Redemption Notice is issued, the VWAP of the Class A Common Stock is less than the Conversion Price.

A copy of the 2025 Note is attached hereto as an Exhibit and is incorporated by reference herein. The foregoing summaries of the terms of the 2025 Note does not purport to be a complete description of the 2025 Note described in this Report and is qualified in its entirety by such document.

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

The following table presents the percentage of Banzai’s revenue generated from Demio for the years ended December 31, 2024 and 2023 as compared to our other SaaS products.

	Year Ended December 31,	Year Ended December 31,
Revenue %	2024	2023
Reach	3.8%	4.5%
Demio	91.0%	94.9%
Other[1]	5.2%	0.6%
Total	100.0%	100.0%

1 Other includes Boost sales for the years ended December 31, 2024, and 2023 and OpenReel product sales from acquisition date (refer to Note 5 in the Notes to Consolidated Financial Statements) to December 31, 2024.

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

The following table presents average monthly NRR for Demio for the years ended December 31, 2024 and 2023.

	Year Ended December 31,	Year Ended December 31,
Product: Demio	2024	2023
Average Monthly NRR	96.7%	95.5%

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

The following table presents new customer ACV and total average ACV for Demio for the years ended December 31, 2024 and 2023.

	Year Ended December 31,	Year Ended December 31,
Product: Demio	2024	2023
New Customer ACV	$1,428	$1,355
Total Average ACV	$1,545	$1,406

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

The formula for calculating CAC is: CAC = Total Sales & Marketing Cost / Number of Customers Acquired.

The following table presents CAC for Demio for the years ended December 31, 2024 and 2023.

	Year Ended December 31,	Year Ended December 31,
Product: Demio	2024	2023
Customer Acquisition Cost (CAC)	$1,519	$1,030

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

The formula for calculating Churn % is: Churn % = [# or $ value of] Deactivations / [# or $ value of] Active Customers (Beginning of period).

The following table presents revenue Churn and new customer (or logo) Churn for Demio for the years ended December 31, 2024 and 2023.

	Year Ended December 31,	Year Ended December 31,
Product: Demio	2024	2023
Average Monthly Churn - Revenue	5.7%	6.9%
Average Monthly Churn - Customer (Logo)	6.3%	7.9%

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

The following table presents MRR, Customer Life, and LTV for Demio for the years ended December 31, 2024 and 2023.

	Year Ended December 31,	Year Ended December 31,
Product: Demio	2024	2023
MRR (New Customers)	$129	$117
Customer Life (months)	17.5	14.5
LTV (New Customers)	$2,078	$1,635

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

The formula for calculating LTV / CAC ratio is: LTV / CAC for the segment or activity being measured.

The following table presents the LTV / CAC ratio for Demio for the years ended December 31, 2024 and 2023.

	Year Ended December 31,	Year Ended December 31,
Product: Demio	2024	2023
LTV / CAC Ratio	1.5	1.6

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

Results of Operations

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2024	2023	Year $	Year %
Operating income:
Revenue	$4,528	$4,561	$(33)	-0.7%
Cost of revenue	1,423	1,445	(22)	-1.5%
Gross profit	3,105	3,116	(11)	-0.4%
Operating expenses:
General and administrative expenses	16,549	12,905	3,644	28.2%
Depreciation expense	24	7	17	242.9%
Total operating expenses	16,573	12,912	3,661	28.4%
Operating loss	(13,468)	(9,796)	(3,672)	37.5%
Other expenses (income):
SEPA commitment fee and deferred fee expense	—	3,826	(3,826)	-100.0%
GEM warrant expense	—	2,448
GEM commitment fee expense	—	2,000
GEM settlement fee expense	200	—	200	nm
Other expense (income), net	88	(63)	151	-239.7%
Interest income	—	(1)	1	-100.0%
Interest expense	—	1,068	(1,068)	-100.0%
Interest expense - related party	3,047	4,486	(1,439)	-32.1%
Gain on extinguishment of liabilities	(681)	—	(681)	nm
Loss on debt issuance	653	—	653	nm
Loss on extinguishment of term notes	1,072	—	1,072	nm
Loss on conversion and settlement of Alco promissory notes - related party	4,809	—	4,809	nm
Loss on conversion and settlement of CP BF notes - related party	6,529	—	6,529	nm
Change in fair value of warrant liability	(626)	(1,807)	1,181	-65.4%
Change in fair value of warrant liability - related party	(573)	115	(688)	-598.3%
Change in fair value of simple agreement for future equity	—	(208)	208	-100.0%
Change in fair value of simple agreement for future equity - related party	—	(2,752)	2,752	-100.0%
Change in fair value of bifurcated embedded derivative liabilities	—	(1,405)	1,405	-100.0%
Change in fair value of bifurcated embedded derivative liabilities - related party	(51)	(3,063)	3,012	-98.3%
Change in fair value of convertible notes	693	(34)	727	-2138.2%
Change in fair value of term notes	89	—	89	nm
Change in fair value of convertible bridge notes	(10)	—	(10)	nm
Yorkville prepayment premium expense	81	—	81	nm
Goodwill impairment	2,725	—	2,725	nm
Total other expenses (income)	18,045	4,610	13,435	291.4%
Loss before income taxes	(31,513)	(14,406)	(17,107)	118.7%
Income tax expense	—	—	—	nm
Net loss	$(31,513)	$(14,406)	$(17,107)	118.7%

The percentage changes included in the tables herein that are not considered meaningful are presented as “nm".

Components of Results of Operations

Revenue Analysis

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2024	2023	Year $	Year %
Revenue	$4,528	$4,561	$(33)	-0.7%

For the year ended December 31, 2024, Banzai reported total revenue of approximately $4,528 thousand, representing a decrease of approximately $33 thousand, or approximately 0.7%, compared to the year ended December 31, 2023. This decrease is primarily attributable to lower Reach revenue which declined by approximately $19 thousand due to a shift in Banzai's focus to its Demio product and decision, which decision was reversed in the later part of Q1 2024, to begin phasing out the Reach product. In 2024 Banzai is revitalizing its focus on the Reach product through re-engineering and expanded sales efforts. Demio revenue was lower by approximately $223 thousand for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to churn and lower new sales period-over-period.

Cost of Revenue Analysis

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2024	2023	Year $	Year %
Cost of revenue	$1,423	$1,445	$(22)	-1.5%

For the years ended December 31, 2024 and 2023, Banzai’s cost of revenue totaled approximately $1,423 thousand and approximately $1,445 thousand, respectively. This represents a decrease of approximately $22 thousand, or approximately 1.5%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This decrease is due primarily to lower customer base that led to an approximately 5% lower average cost per customer, driven by lower contracted services and infrastructure costs of approximately $84 thousand and $90 thousand, respectively.

Gross Profit Analysis

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2024	2023	Year $	Year %
Gross profit	$3,105	$3,116	$(11)	-0.4%

For the years ended December 31, 2024 and 2023, Banzai’s gross profit was approximately $3,105 thousand and approximately $3,116 thousand, respectively. This represents a decrease of approximately $11 thousand, or approximately 0.4% due to the decreases in revenue of approximately $33 thousand and decreases in cost of revenue of approximately $22 thousand described above.

Operating Expense Analysis

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2024	2023	Year $	Year %
Total operating expenses	$16,573	$12,912	$3,661	28.4%

Total operating expenses for the years ended December 31, 2024 and 2023, were approximately $16.6 million and approximately $12.9 million, respectively, an increase of approximately $3.7 million, or 28.4%. This increase was due primarily to an overall increase in salaries and related expenses by approximately $0.4 million, marketing expenses by approximately $0.7 million, technology expenses by approximately $0.3 million, rent expenses by approximately $0.1 million, transaction processing fees of approximately $0.3 million, costs associated with audit, technical accounting, and legal and other professional services of approximately $1.7 million. On September 16, 2024, the Company committed to a reduction in force

(the "Reduction") intended to decrease expenses and maintain a streamlined organization to support key programs and customers, and that is expected to conserve cash. As part of the Reduction, the Company reduced its headcount by 24 employees, which represented approximately 34% of the Company's full-time employees as of September 15, 2024. The cost-saving measures from the Reduction are expected to reduce annual operating expenses by approximately an additional $1.3 million beginning in the fourth quarter of 2024. The Company estimates that it will incur total restructuring charges of approximately $0.1 million, including severance payments in connection with the Reduction. The Company completed the reduction on October 1, 2024.

Other Expense Analysis

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2024	2023	Year $	Year %
Total other expenses (income)	$18,045	$4,610	$13,435	291.4%

For the year ended December 31, 2024, Banzai reported total other expense of approximately $18.0 million. This represents an increase in other expenses of approximately $13.4 million from the year ended December 31, 2023, when the Company reported total other expenses of approximately $4.6 million. The change in other expenses, net was primarily driven by the following:

•
Loss on conversion and settlement of CP BF notes of approximately $6.5 million.
•
Loss on conversion and settlement of Alco promissory notes of approximately $4.8 million.
•
GEM settlement commitment fee expense of approximately $0.2 million.
•
Gain on extinguishment of debt of approximately $0.7 million recognized during the year ended December 31, 2024.
•
There were no changes in fair value of the simple agreement for future equity ("SAFEs") during the year ended December 31, 2024 relative to a gain of approximately $3.0 million recognized during the year ended December 31, 2023, approximately $2.8 million of which related to related party SAFEs. All SAFEs were converted at the close of the Merger in December 2023.
•
Loss on issuance of debt of approximately $0.7 million.
•
Loss on extinguishment of term notes of approximately $1.1 million.
•
Change in fair value of warrant liability recorded as a gain (third party & related party) of approximately $1.2 million.
•
Interest expense (third party and related party) decreased by approximately $2.5 million.
•
Change in fair value of bifurcated embedded derivative liabilities during the year ended December 31, 2024 was approximately $0.1 million relative to an overall expenses of approximately $4.5 million during the year ended December 31, 2023.
•
Change in fair value of convertible promissory notes recorded as a loss of approximately $0.7 million.
•
Change in fair value of term notes recorded as a loss of approximately $0.1 million.
•
Yorkville prepayment premium expense of approximately $0.1 million.
•
Goodwill impairment of approximately $2.7 million recorded during the year ended December 31, 2024.

Provision for Income Taxes

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2024	2023	Year $	Year %
Income tax expense	$—	$—	$—	nm

For the year ended December 31, 2024, Banzai’s reported provision for income tax expense was $0 thousand. Banzai did not report a provision for income tax expense for the year ended December 31, 2023.

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

At December 31, 2024, Banzai had no unrecognized tax benefits that would reduce Banzai's effective tax rate if recognized.

Net Loss Analysis

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2024	2023	Year $	Year %
Net loss	$(31,513)	$(14,406)	$(17,107)	118.7%

For the years ended December 31, 2024 and 2023, Banzai reported net losses of approximately $31.5 million and approximately $14.4 million, respectively. The greater net loss is primarily due to an increase in total other expenses of approximately $13.4 million during the year ended December 31, 2024 compared to the year ended December 31, 2023, in addition to an increase in operating expenses of approximately $3.7 million.

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

We believe that the following accounting policies are those most critical to the judgments and estimates used in the determination of opening balances in purchase accounting for business combinations, and in preparation of our financial statements.

Impairment of goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in December, or more frequently if a triggering event occurs between impairment testing dates. As of December 31, 2024, the Company had two operating segments, which were deemed to be its reporting units, for the purpose of evaluating goodwill impairment, and the annual impairment test is performed as of December 31.

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

As of the annual impairment testing date of December 31, 2024, the Company bypassed the qualitative assessment and proceeded directly to the quantitative impairment test based on the stock price of the Company on the measurement date and economic uncertainty. To perform the quantitative assessment, the Company engaged a third-party service provider to assist management with the determination of the fair value of the Company. The Company estimated fair value of equity using the market capitalization method of the market approach, consideration of initiatives unknown by the market and evaluation of any implied control premium. Management further supported the conclusions by assessing a combination of an income valuation methodology, comprising a discounted cash flow analysis and market valuation methodologies, comprising the guideline public company and guideline transaction methods.

The market capitalization method calculated the aggregate market value of the Company based on the total number of outstanding shares of common and preferred stock and the market prices of the shares as of the assessment date. The Company evaluated conditions that were unknown by the market as of the assessment date and how a market participant would evaluate an implied control premium for the Company. The implied control premium was supported using a discounted cash flow analysis that contemplated the present value of assumed market participant cost savings and synergies.

The discounted cash flow (“DCF”) estimated the present value of future cash flows. A DCF analysis requires significant judgment to model financial forecasts, which included revenue growth, cost of sales as a percentage of revenue, gross profit margin, operating expenses as a percentage of revenue, EBITDA margin, EBITDA growth, industry and economic trends, and other relevant considerations. For periods beyond those forecasted, a terminal value was estimated based on an assumed long-term growth rate, which was derived using the Gordon Growth Model. The discount rate applied to the forecasted cash flows was calculated using a build-up approach, which starts with the risk-free interest rate, which was then calibrated for market and small stock risk premiums, including a beta, equity risk, size, and small stock risk premiums to reflect risks and uncertainties in the financial market and in the Company’s business projections.

The market approach for the guideline public company method utilizes observable market data from comparable public companies, including revenue multiples, to estimate the Company’s fair value. This approach also incorporates a control premium to represent the Company’s expectation of a hypothetical acquisition. The market approach for the guideline transaction method utilizes observable transactions of actual prices paid for target companies that operated in comparable industries or markets facing similar risks. Both methods of the market approach require judgment in the selection of comparable companies or comparable transactions and includes those with similar business activities, and related operating environments.

The results of the quantitative assessment indicated that the carrying amount of the Company's OpenReel reporting unit exceeded its fair value, which resulted in an impairment loss of $2.7 million at December 31, 2024.

Significant negative industry or economic trends, including declines in the market price of the Company’s stock, reduced estimates of future cash flows or business disruptions could result in impairments to goodwill in the future, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Management will continue evaluating the economic conditions at future reporting periods for triggering events.

Business combinations

The Company accounts for business combinations under the acquisition method of accounting, which requires the recognition of acquired tangible and identifiable intangible assets and assumed liabilities at their acquisition date fair values. These fair values are a result of valuation techniques that use significant assumptions that are subject to a high degree of judgment. The excess of the acquisition price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to acquired entities are included prospectively beginning with the date of acquisition. Acquisition-related costs are expensed as incurred.

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

Adjusted EBITDA Analysis

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2024	2023	Year $	Year %
Adjusted EBITDA (Loss)	$(6,506)	$(11,944)	$5,438	-45.5%

For the year ended December 31, 2024, Banzai’s Adjusted EBITDA was approximately $6.5 million, reflecting a decrease in the earnings of approximately $5.4 million compared to a loss of approximately $11.9 million for the year ended December 31, 2023. This period-over-period decrease in earnings is primarily attributable to increased general and administrative expenses.

Net Income/(Loss) to Adjusted EBITDA Reconciliation

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2024	2023	Year $	Year %
Net loss	$(31,513)	$(14,406)	$(17,107)	118.7%
Other expense (income), net	88	(63)	151	-239.7%
Depreciation expense	24	7	17	242.9%
Stock based compensation	1,166	1,246	(80)	-6.4%
Interest expense	—	1,068	(1,068)	-100.0%
Interest expense - related party	3,047	4,486	(1,439)	-32.1%
Income tax expense	—	—	—	nm
GEM settlement fee expense	200	—	200	nm
Gain on extinguishment of liabilities	(681)	—	(681)	nm
Loss on debt issuance	653	—	653	nm
Loss on issuance of term notes	1,072	—	1,072	nm
Loss on conversion and settlement of Alco promissory notes - related party	4,809	—	4,809	nm
Loss on conversion and settlement of CP BF notes - related party	6,529	—	6,529	nm
Change in fair value of warrant liability	(626)	(1,807)	1,181	-65.4%
Change in fair value of warrant liability - related party	(573)	115	(688)	-598.3%
Change in fair value of simple agreement for future equity	—	(208)	208	-100.0%
Change in fair value of simple agreement for future equity - related party	—	(2,752)	2,752	-100.0%
Change in fair value of bifurcated embedded derivative liabilities	—	(1,405)	1,405	-100.0%
Change in fair value of bifurcated embedded derivative liabilities - related party	(51)	(3,063)	3,012	-98.3%
Change in fair value of convertible notes	693	(34)	727	-2138.2%
Change in fair value of term notes	89	—	89	nm
Change in fair value of convertible bridge notes	(10)	—	(10)	nm
Yorkville prepayment premium expense	81	—	81	nm
Goodwill impairment	2,725	—	2,725	nm
Transaction related expenses*	5,772	4,746	1,026	21.6%
Adjusted EBITDA (Loss)	$(6,506)	$(11,944)	$5,438	-45.5%

* Transaction related expenses include

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2024	2023	Year $	Year %
Professional fees - audit	$499	$560	$(61)	-10.9%
Professional fees - legal	1,969	254	1,715	675.2%
Incremental accounting	1,726	2,731	(1,005)	-36.8%
Market study, M&A support	1,578	1,201	377	31.4%
Transaction related expenses	$5,772	$4,746	$1,026	21.6%

Liquidity and Capital Resources

Going Concern

Since inception, Banzai has financed its operations primarily from the sales of redeemable convertible preferred stock and convertible promissory notes, and proceeds from senior secured loans. As of December 31, 2024, Banzai had cash of approximately $1.1 million.

Banzai has incurred losses since its inception, had a working capital deficit of approximately $25.6 million as of December 31, 2024, and had an accumulated deficit at December 31, 2024 totaling approximately $78.3 million. As of December 31, 2024, Banzai had approximately $3.6 million and approximately $8.9 million aggregate principal amount outstanding on term/promissory notes and convertible notes, respectively. During the year ended December 31, 2024, Banzai raised additional capital under the SEPA through the issuance of additional convertible notes for a total of approximately $2.5 million to fund the Company's operations. Additionally, during the year ended December 31, 2024, the Company issued non-cash share payments of approximately $3.9 million in partial settlement of the Yorkville Promissory Note financing, and made an approximately $0.5 million non-cash share payment to settle the deferred fee liability payable to Yorkville in terms of the SEPA. In May 2024 the Company entered into the Amended Repayment Agreement which extended the maturity date on the convertible notes to September 25, 2024, and pursuant to which the Company made a cash payment of $0.8 million in partial settlement of the Yorkville Promissory Notes. In December 2024 the Company raised approximately $0.9 million through the sale of 550,000 shares of Class A Common Stock to Yorkville pursuant to the terms of the SEPA. These stock issuances described herein do not represent sources of new capital, rather the issuances were made to settle existing liabilities in lieu of cash payments, as described above. Banzai has historically used debt financing proceeds principally to fund operations. On May 22, 2024 and September 24, 2024, Banzai entered into a securities purchase agreement with accredited investors, providing for the issuance and sale of Common Stock, pre-funded warrants, and common warrants in a registered direct offering. The aggregate gross proceeds to the Company from the May 2024 and September 2024 Offerings were approximately $2.5 million and $5.0 million, respectively.

Banzai’s intends to seek additional funding through the SEPA arrangement and other equity financings in 2025. If Banzai is unable to raise such funding, Banzai will have to pursue an alternative course of action to seek additional capital through other debt and equity financing. On January 30, 2025, we entered another Convertible Promissory Note (the “2025 Note”) with Yorkville, in principal amount of $3,500,000 (the “2025 Original Principal Amount”), to be used as an advance under the outstanding SEPA. We received the payment on January 31, 2025.

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

Cash Flows

The following table sets forth Banzai’s cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,	Year Ended December 31,	Year-over-	Year-over-
($ in Thousands)	2024	2023	Year $	Year %
Net loss	$(31,513)	$(14,406)	$(17,107)	118.7%
Adjustments to reconcile net loss to net cash used in operating activities:	22,013	12,855	9,158	71.2%
Net cash used in operating activities	(9,575)	(1,551)	(8,024)	517.3%
Net cash provided by investing activities	82	—	82	nm
Net cash provided by financing activities	8,487	2,621	5,866	223.8%
Net increase / (decrease) in cash	$(1,006)	$1,070	$(2,076)	-194.0%

Cash Flows for the Year Ended December 31, 2024

Net cash used in operating activities was approximately $9.6 million for the year ended December 31, 2024. Net cash used in operating activities consists of net loss of approximately $31.5 million, offset by total adjustments of approximately $22.0 million for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily included loss on conversion and settlement of Alco promissory notes of approximately $4.8 million, loss on conversion and settlement of CP BF notes of approximately $6.5 million, non-cash settlement of the GEM commitment fee of approximately $0.2 million, non-cash share issuance for marketing expenses of approximately $0.2 million, non-cash share issuance for Yorkville redemption premium of approximately $0.1 million, stock-based compensation expense of approximately $1.2 million, gain on extinguishment of liability of approximately $0.7 million, loss on issuance of debt of approximately $0.7 million, loss on extinguishment of term notes of approximately $1.1 million, non-cash interest expense of approximately $2.3 million (approximately $1.53 million for related party), amortization of debt discount and issuance costs for related party of approximately $1.4 million, amortization of operating lease ROU assets of approximately $0.1 million, fair value adjustment for warrant liabilities gain of approximately $1.2 million (gain of approximately $0.6 million for related party), fair value adjustment to related party bifurcated embedded derivative liabilities gain of approximately $0.1 million, fair value adjustment of convertible promissory notes of approximately $0.7 million, fair value adjustment of term notes of approximately $0.1 million, goodwill impairment loss of approximately $2.7 million, and net of change in operating assets and liabilities of approximately $1.8 million.

Net cash provided by investing activities was approximately $0.1 million for the year ended December 31, 2024 and was related to cash acquired in the acquisition of OpenReel.

Net cash provided by financing activities was approximately $8.5 million for the year ended December 31, 2024, and was primarily related to proceeds from convertible debt financing of approximately $2.6 million, net proceeds from issuance of common stock of approximately $6.3 million, net proceeds from the issuance of term notes of approximately $2.8 million, proceeds from related party advance of approximately $0.1 million, proceeds from issuance of shares under the SEPA agreement of approximately $0.9 million, repayment of term notes of approximately $1.9 million, partial repayment of convertible notes with a related party of approximately $0.3 million, repayment of Yorkville convertible notes of approximately $0.8 million, and payment of the GEM commitment fee of approximately $1.2 million.

Cash Flows for the Year Ended December 31, 2023

Net cash used in operating activities was approximately $1.6 million for the year ended December 31, 2023. Net cash used in operating activities consists of net loss of approximately $14.4 million, total adjustments of approximately $12.9 million for non-cash items and the effect of changes in working capital. Non-cash adjustments include non-cash issuance of shares to Yorkville in terms of the aggregate commitment fee of $3.3 million, non-cash issuance of warrants accounted for as liabilities of $2.4 million, non-cash GEM commitment fee of $2.0 million, stock-based compensation expense of approximately $1.2 million, non-cash interest expense of approximately $1.2 million (approximately $0.5 million for related party), amortization of debt discount and issuance costs of approximately $3.4 million (approximately $2.4 million for related party), amortization of operating lease ROU assets of approximately $0.2 million, fair value adjustments to simple agreement for future equity of approximately $3.0 million (approximately $2.8 million for related party), fair value adjustments to bifurcated embedded derivative liabilities of approximately $4.5 million (approximately $3.1 million for related party), fair value adjustment for warrant liabilities gain of $1.7 million (loss of $0.1 million for related party), excise tax of approximately $0.3 million, and net of change in operating assets and liabilities of approximately $8.1 million.

There were no net cash investing activities for the year ended December 31, 2023.

Net cash provided by financing activities was approximately $2.6 million for the year ended December 31, 2023, and was primarily related to proceeds from the issuance of convertible note, net of issuance costs of approximately $5.8 million (approximately $2.6 million for related party), related party note payable financing of $4.4 million, offset by the effect of the Business Combination, net of transaction costs of $7.6 million.

Capital Expenditure Commitments and Financing Requirements

($ in Thousands)	Total	Less than 1 year	1 - 3 Years
Debt principal - 15.5% CP BF convertible notes	$8,259	$—	$8,259
Debt principal - GEM promissory note	215	215	—
Debt principal - Agile	2,270	2,270	—
Debt principal - 1800 Diagonal	371	371	—
Interest on debt	485	116	369
Operating leases	29	29	—
Total capital expenditure commitments and financing requirements at December 31, 2024	$11,629	$3,001	$8,628

Debt principal - 15.5% CP BF Convertible Note

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

On November 15, 2024, the Company issued additional 150,000 shares to settle partial unpaid GEM promissory note balance. As of December 31, 2024, the Company has issued an aggregate of 190,000 shares of Class A Common Stock to GEM in lieu of monthly payment obligations and the remaining balance of the GEM Promissory Note as of December 31, 2024 is $215,057.

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

On December 12, 2024, the Company issued a subordinated secured promissory note (the “December Agile Note”) for an aggregate principal amount of $2,400,000 and received $1,782,438 of proceeds, net of administrative agent fees of $120,000 paid to the collateral agent, and net of payments to Agile Lending, LLC of $319,500 and $178,063 in respect to early prepayment of the remaining outstanding balances of the July Agile Note and September Agile Note, with a maturity date on the December Agile Note of July 10, 2025. The December Agile Note bears interest at a rate of 44%, and interest will be calculated on a three hundred and sixty (360) day year based on the actual number of days lapsed, and interest shall accrue on the December Agile Note commencing on and including the effective date pursuant to the December Agile Note Agreement’s weekly repayment and amortization schedule.

Upon the modification on December 12, 2024, the Company evaluated the debt modification guidance, determining that the modification is an extinguishment of the existing July Agile Note and September Agile Note due to the terms of the December Agile Note being substantially different from the terms of the July and September Agile Notes. As a result, the Company recorded a loss on debt extinguishment of $1,071,563.

The July Agile Note, the September Agile Note, and the December Agile Note are together referred to as the “Agile Notes”.

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

Interest expense on the Agile Notes totaled $100,095 and $228,031 for the three and twelve months ended December 31, 2024 and is included in the fair value of the note.

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

On December 10, 2024, the Company issued a third promissory note (the “December 1800 Diagonal Note”) for an aggregate principal amount of $124,200 and received $108,000 of proceeds, net of an original discount of $16,200, with a maturity date of October 15, 2025. The stated interest rate on the December Note is 12% per annum, and interest shall accrue on the December Note commencing on and including the issuance date pursuant to the December Note Agreement's repayment and amortization schedule.

The August 1800 Diagonal Note, the September 1800 Diagonal Note, and the December 1800 Diagonal Note are together referred to as the “1800 Diagonal Notes”.

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

Interest expense on the 1800 Diagonal Notes totaled approximately 12,251.00 and $15,935 for the three and twelve months ended December 31, 2024 and is included in the fair value of the note.

Interest on Debt

Interest on debt totals $0.5 million for the year ended December 31, 2024, representing the aggregate interest expenses / payments obligation to be paid and to be recognized during the rest of the terms of the Loan Agreements and Notes, described above.

Operating Leases

Banzai has an operating lease for its real estate for office use. The lease term expires in October 2027. Banzai adopted ASC 842 Leases by applying the guidance at adoption date, January 1, 2022. The $22,731 balance recognized as of December 31, 2024 represents the future minimum lease payments under non-cancellable leases as liabilities.

Debt Structure and Maturity Profile

($ in Thousands)	Principal	Debt Premium (Discount) / Issuance Cost	Carrying Value	Accrued Interest	Carrying Value and Accrued Interest
As of December 31, 2024
Debt principal - 15.5% CP BF convertible notes	8,259	11	8,270	369	8,640
Debt principal - GEM promissory note	215	—	215	—	215
Debt principal - Agile	2,270	773	3,043	100	3,143
Debt principal - 1800 Diagonal	371	45	416	16	432
Total debt carrying values at December 31, 2024	$11,115	$829	$11,944	$485	$12,430

The Agile Notes and 1800 Diagonal Notes are presented at its fair value on the consolidated balance sheets.

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

Leases

Banzai’s existing lease contains an escalation clause. Prior to adoption of ASU 2016-02 effective January 1, 2022, Banzai accounted for operating lease transactions by recording lease expense on a straight-line basis over the expected term of the lease.

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

Deferred underwriting fees

On December 28, 2023, the Company and Cantor amended the Fee Reduction Agreement to provide that the Reduced Deferred Fee was payable in the form of 22,279 shares of Class A Common Stock and to provide that Cantor is subject to a 12-month lock-up with respect to the Cantor Fee Shares. On December 28, 2023, the Company issued the Cantor Fee Shares to Cantor, covering the Reduced Deferred Fee in accordance with the Fee Reduction Agreement. The fair value of the 22,279 shares of Class A Common Stock was determined to be $2,450,639 on December 28, 2023 based on the Company's opening stock price of $110.00. As of December 31, 2024, the Company has satisfied its Cantor Registration Rights Obligations. Therefore, the liability was derecognized as of December 31, 2024 and the relief of the liability was recorded through equity.

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

On December 13, 2023, the Company and GEM entered into a binding term sheet (the “GEM Term Sheet”) and, on December 14, 2023, a letter agreement (the “GEM Letter”), agreeing to terminate in its entirety the GEM Agreement by and between the Company and GEM, other than with respect to the Company’s obligation (as the post-combination company in the Merger) to issue the GEM Warrant granting the right to purchase Class A Common Stock in an amount equal to 3% of the total number of equity interests outstanding as of the Closing, calculated on a fully diluted basis, at an exercise price on the terms and conditions set forth therein, in exchange for issuance of a $2.0 million convertible debenture with a five-year maturity and 0% coupon. Due to the determination of the final terms of the planned $2.0 million convertible debenture having not been finalized, nor the final agreement related to the convertible debenture having been executed, as of December 31, 2024, the

Company recognized, concurrent with the close of the merger, a liability for the GEM commitment fee, along with a corresponding GEM commitment fee expense, in the amount of $2.0 million.

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

The GEM Promissory Note provides that, in the event the Company fails to make a required monthly payment when due, the Company shall issue to GEM a number of shares of Class A Common Stock equal to the monthly payment amount divided by the VWAP of the Class A Common Stock for the trading day immediately preceding the applicable payment due date. In addition, the Company agreed to register on a registration statement 40,000 shares of Class A Common Stock that may be issuable under the terms of the GEM Promissory Note. The GEM Promissory Note contains customary events of default. If an event of default occurs, GEM may, at its option, demand from the Company immediate payment of any outstanding balance under the GEM Promissory Note. As of the date of these consolidated financial statements, we have issued an aggregate of 190,000 shares of Class A Common Stock to GEM in lieu of monthly payment obligations.

Off-Balance Sheet Arrangements

Banzai had no off-balance sheet arrangements as of December 31, 2024.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2024, our Principal Executive Officer and Principal Financial Officer have concluded that, due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

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

Our internal control system was designed to provide reasonable assurances to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). The COSO Framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on that evaluation, as of December 31, 2024, our principal executive officer and principal financial officer concluded that our internal controls and procedures are not effective, and that we have material weaknesses in our IT General Controls, adherence to the COSO Integrated Framework, and period end financial close and reporting process as described below. As a result, these control deficiencies could have resulted in a material misstatement in our financial statements that would not be prevented or detected on a timely basis.

(1) IT General Controls - We did not maintain an effective IT control environment because we did not maintain sufficient provisioning, deprovisioning, user access reviews, and reviews of service organizations.

(2) COSO Entity Level Controls - We did not maintain effective controls over the identification and monitoring of related party relationships and transactions and have not yet implemented a formal delegation of authority process.

(3) Period end financial close and reporting - Administrative access to the General Ledger (GL) system is not restricted to non-financial reporting users, creating a potential segregation of duties conflict. Given the concentration of responsibility includes approval of key transactions, bank account reconciliations, and journal entries, administrative access to the G/L system should be restricted to personnel outside of Accounting and Finance function.

Remediation of Material Weaknesses

We are committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. We remain in the process of taking steps to remediate the identified material weaknesses and continue to evaluate our internal controls over financial reporting, including the following:

IT General Controls:

•
In FY 2025, we are utilizing the services of external consultants to review our internal controls environment and make recommendations to remediate the material weaknesses in our financial reporting, including the remediation of the design of controls over provisioning, deprovisioning, access monitoring, and reviews of service organizations and complementary user entity controls.

COSO Entity Level Controls:

•
We will continue to utilize the services of external consultants to assist enhancement and robustness of entity level controls, leveraging the formal COSO mapping and maintenance of entity level controls currently being performed.

•
Specifically, we will continue with the process of implementing controls to identify and monitor related party relationships and transactions and to finalize a formal delegation of authority process.

Period End Financial Close and Reporting:

•
We will conduct an assessment, and where necessary perform remedial actions, of our overall security role design and privileged user access for each of our in-scope applications, including our general ledger system.

As we continue our evaluation and improve our internal control over financial reporting, management may identify and take additional measures to address control deficiencies but cannot provide absolute assurance that we will be successful in remediating the material weaknesses in a timely manner.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that the merger transaction with OpenReel is considered a significant corporate event during the period ended December 31, 2024.

On December 18, 2024, our company closed and completed a merger with ClearDoc, Inc., a Delaware corporation doing business as OpenReel, pursuant to an Agreement and Plan of Merger dated December 10, 2024, by and among the company, OpenReel, certain stockholders of OpenReel and Banzai Reel Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Banzai, that was formed solely for purposes of consummating the Merger. As a result, there have been material changes to our internal control environment. Our management has begun to assess and adjust our internal control processes to accommodate the integration of systems, personnel, and financial reporting functions. We will work on implementing additional controls to address the combined entity’s financial reporting requirements, ensuring accuracy, reliability, and compliance. While we believe these adjustments will enhance our overall control framework, we continue to monitor and evaluate their effectiveness to maintain the highest standards of financial reporting integrity.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Joseph P. Davy	35	Chief Executive Officer, Chairman and Director
Alvin Yip	59	Interim Chief Financial Officer
Simon Baumer	39	Chief Technology Officer
Jack Leeney (3)	39	Director
Mason Ward (1)(2)(3)	43	Director
Paula Boggs (1)(2)(3)	65	Director
Kent Schofield (1)(2)	44	Director
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

Alvin Yip serves as our Interim Chief Financial Officer and prior to this, served as Legacy Banzai’s Corporate Controller since 2022. Prior to that, Mr. Yip worked at Pax Lab Inc as Director of Accounting from 2021 to 2022, as a Chief Financial consultant at RGP from 2018 to 2021, as a Corporate Controller at 24/7.ai from 2010 to 2018.

Simon Baumer serves as our Chief Technology Officer and prior to this, served as Legacy Banzai’s Chief Technology Officer since 2021. Prior to that, Mr. Baumer worked at Verivox GmbH as Vice President of Engineering from 2018 to 2021, as Head of Software Development from 2016 to 2021, and as Teamlead for Software Development from 2015 to 2021.

Non-Executive Director Biographies

Jack Leeney has served as a member of the Board since 2023 and prior thereto, served as 7GC’s Chairman and Chief Executive Officer since its inception. Since September 2016, Mr. Leeney has served as a Founding Partner of 7GC & Co Sarl and is responsible for running the firm’s operations. Mr. Leeney led the firm’s investments in Cheddar TV, Capsule Pharmacy, hims & hers, Jyve, Roofstock, The Mom Project, and Reliance Jio. Since 2020, he has served as a director for The Mom Project. From December 2020 to November 2022, he served as a director of PTIC, a SPAC that closed an initial business combination with RW National Holdings, LLC (d/b/a Appreciate), the parent holding company of Renters Warehouse, in November 2022. Between April 2011 and December 2016, Mr. Leeney served on the boards of directors of Quantenna Communications, Inc. (Nasdaq: QTNA), DoAt Media Ltd. (Private), CinePapaya (acquired by Comcast), Joyent (acquired by Samsung), BOKU, Inc. (AIM: BOKU), Eventful (acquired by CBS) and Blueliv (Private). Previously, Mr. Leeney served as the Head of U.S. Investing for Telefonica Ventures, the investment arm of Telefonica (NYSE: TEF), between June 2012 and September 2016 and as an investor at Hercules Capital (NYSE: HTGC) between May 2011 and June 2012. He began his career as a technology-focused investment banker at Morgan Stanley in 2007, where he worked on the initial public offerings for Tesla Motors, LinkedIn, and Pandora. Mr. Leeney holds a B.S. from Syracuse University. We believe Mr. Leeney is qualified to serve on the Board due to his extensive venture capital experience.

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

Kent Schofield holds a bachelor’s degree in economics from UCLA and has a distinguished career in finance and corporate development. From September 2010 to June 2015, he worked for Goldman Sachs, where he served as Vice President and lead equity analyst covering technology companies in the software and hardware industries. Following Goldman Sachs, Mr. Schofield spent 5 years at Uber, from April 2017 to September 2021, in various positions including Director of Investor Relations and Corporate Development. At Uber, Mr. Schofield was one of four Uber representatives for the company’s $8.1 billion IPO roadshow; he also served as a Director of Strategic Finance at Uber. Since December 2022, Mr. Schofield has been serving as the Chief Financial Officer of Welcome Tech, a leading provider of immigrant and hourly employee subscription services. We believe Mr. Schofield is qualified to serve on the Board due to his extensive public market investing and financial experience.

Role of Board in Risk Oversight

One of the key functions of the Board is informed oversight of the Company’s risk management process. The Board does not currently have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure and the Company’s audit committee (the “Audit Committee”) has the responsibility to consider and discuss the Company’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Company’s audit committee also monitors compliance with legal and regulatory requirements. The Company’s compensation committee (the “Compensation Committee”) assesses and monitors whether the Company’s compensation plans, policies and programs comply with applicable legal and regulatory requirements. See “Description of Securities-Anti-Takeover Effects of Delaware Law and the Charter.”

Composition of the Board

The Company’s business and affairs is managed under the direction of the Board. The Board currently consists of five members, with Joseph Davy serving as Chairman of the Board. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling, and direction to the Company’s management. The Board meets on a regular basis and additionally as required.

In accordance with the terms of the Charter, the Board is divided into three classes, Class I, Class II and Class III, with only one class of directors being elected in each year and each class serving a three-year term. The Class I directors are elected to an initial one-year term (and three-year terms subsequently), the Class II directors are elected to an initial two-year term (and three-year terms subsequently) and the Class III directors are elected to an initial three-year term (and three-year terms subsequently). There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors.

The Board is divided into the following classes:

•
Class I, which consists of Joseph Davy and Kent Schoefield, whose term will expire at the Company’s annual meeting of stockholders to be held in 2027;
•
Class II, which consists of Mason Ward, whose term will expire at the Company’s annual meeting of stockholders to be held in 2025; and
•
Class III, which consists of Paula Boggs and Jack Leeney, whose terms will expire at the Company’s third annual meeting of stockholders to be held in 2026.

At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of the Board may have the effect of delaying or preventing changes in the Company’s control or management. Directors may be removed for cause by the affirmative vote of the holders of at least 66 2/3% of the voting power of all outstanding shares of capital stock of the Company entitled to vote at an election of directors, voting together as a single class.

Director Independence

The Board has determined that each of our directors other than Mr. Davy qualify as independent directors, as defined under the listing rules of The Nasdaq Capital Market (the “Nasdaq listing rules”), and that the Board consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements.

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

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Joseph P. Davy	—	—	—
Jack Leeney	—	—
Mason Ward		Chair
Paula Boggs			Chair
Kent Schofield	Chair		—

Audit Committee

The Audit Committee consists of Kent Schofield, who serves as the chairperson, Mason Ward, and Paula Boggs. Each member qualifies as an independent director under the Nasdaq corporate governance standards, and that each of Ms. Boggs and Mr. Schofield qualifies as independent under the independence requirements of Rule 10A-3 of the Exchange Act. In arriving at this determination, the Board examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

The Board determined that Mr. Schofield qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of Nasdaq. In making this determination, the Board considered Mr. Schofield: understanding of generally accepted accounting principles and financial statements, ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience in actively supervising one or more persons engaged in preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements; understanding of internal control over financial reporting; and understanding of audit committee functions. We are relying on the phase-in exemption provided under Rule 10A-3 of the Exchange Act and the Nasdaq rules. While we believe Mr. Ward may be deemed to own in excess of 10% of our Common Stock, a class of voting securities, as of the date of this Report, which would leave him outside the safe harbor provision of SEC Rule 10A-3, Mr. Ward will serve on the Audit Committee under the phase-in exemption referenced above. In accordance with the phase-in exemption, we expect that a majority of the members of our Audit Committee will satisfy the independence standards under the Exchange Act and Nasdaq listing rules within 90 days of the closing of the Business Combination and all members of our Audit Committee will satisfy the independence standards under the Exchange Act and Nasdaq listing rules within 12 months of the Closing of the Business Combination.

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

Compensation Committee

The Compensation Committee consists of Mason Ward, who serves as the chairperson, Paula Boggs and Kent. Schofield. Each member is independent under the listing standards of Nasdaq, including Nasdaq’s controlled company exemption which is discussed below, and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

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

Code of Business Conduct and Ethics

We have a code of business conduct and ethics (the “Code of Conduct”) that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide, without charge, a copy of our Code of Conduct upon written request mailed to the attention of our Investor Relations Department at 435 Ericksen Ave NE, Suite 250, Bainbridge Island, WA 98110. Our Code of Conduct is available under the Corporate Governance section of our website at https://ir.banzai.io/corporate-governance/governance-overview.We will post on our website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the Code of Conduct. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Report.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is currently or has been during the Company’s last fiscal year one of its officers or employees. None of the Company’s executive officers currently serves, or has served during the last year, as a member of the Board or Compensation Committee of any entity that has one or more executive officers that serve as a member of the Board or Compensation Committee.

Limitation on Liability and Indemnification of Directors and Officers

Our Charter eliminates each director’s liability for monetary damages for breaches of fiduciary duty as a director, except to the extent prohibited by law, unless a director violated his or her duty of loyalty to the Company or its stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived improper personal benefit from his or her actions as a director. The Charter eliminates directors’ liability for monetary damages to the fullest extent permitted by applicable law. Our Charter requires the Company to indemnify and advance expenses to, to the fullest extent permitted by applicable law, its directors, officers, and agents and prohibit any retroactive changes to the rights or protections or increase the liability of any director in effect at the time of the alleged occurrence of any act or omission to act giving rise to liability or indemnification. We believe these provisions in our Charter are necessary to attract and retain qualified persons as directors and officers. However, these provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and beneficial owners of more than 10% of our common stock to file reports with the SEC indicating their holdings of, and transactions in, Banzai’s equity securities. Based solely on a review of copies of these reports, we believe that other than the reports listed below, all of our executive officers, directors, and 10% owners timely complied with all Section 16(a) filing requirements in 2024. As of the date of this Report, they have all been filed, but the following persons filed his/her Form 5 late: Mr. Davy, Mr. Schoefield, Mr. Ward, Mrs. Levesque, Mrs. Boggs and Mr. Musburger.

Item 11. Executive Compensation.

Executive Officer Compensation

Our named executive officers for the fiscal year ended December 31, 2024, consisting of our principal executive officer, principal financial officer and the next two most highly compensated executive officers, were:

Joseph P. Davy, our Chief Executive Officer;

Mark Musburger, our Chief Financial Officer(1);

Simon Baumer, our Chief Technology Officer; and

Ashley Levesque, our Vice President of Marketing(2).

(1)	On May 29, 2024, Ashley Levesque resigned from her position as Vice President of Marketing.

(2)	On June 5, 2024, Mark Musburger resigned from his position as Chief Financial Officer.

2024 Summary Compensation Table

The following table presents the compensation paid or awarded to our named executive officers with respect to the fiscal years ended December 31, 2024 and, to the extent required by SEC disclosure rules, December 31, 2023.

Name and Principal Position	Year	Salary ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)		Total ($)
Joseph P. Davy	2024	$310,417		$529,700	(2)(7)	$—	$12,000	(3)	$852,117
Chief Executive Officer	2023	300,000		—		—	12,000	(3)	312,000
Alvin Yip (6)	2024	220,833	(8)	60,455	(2)(7)	—	—		281,288
Interim Chief Financial Officer	2023	71,250		84,569	(1)	—	—		155,819
Mark Musburger (4)	2024	106,714				—	125,000	(3a)	231,714
Chief Financial Officer	2023	216,000		1,133,105	(1)	—	—		1,349,105
Simon Baumer	2024	291,223		7,425	(2)	—	—		298,648
Chief Technology Officer	2023	241,574		271,920	(1)	—	—		513,494
Ashley Levesque (5)	2024	78,750				—	3,150	(3)	81,900
Vice President of Marketing	2023	180,000		617,768	(1)	—	7,200		804,968

(1)

The amounts disclosed represent the (i) aggregate grant date fair value of the stock options granted to our named executive officers during the fiscal year ended December 31, 2023 under the 2016 Plan Equity Incentive Plan (the “2016 Plan”) (Mr. Musburger, $1,104,209; Mr. Baumer $262,289; Ms. Levesque, $595,294; Mr. Yip, $84,569) and (ii) the incremental cost under Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC Topic 718”) associated with a reduction in the exercise price of certain outstanding options that occurred in December 2023 (Mr. Musburger, $28,896; Mr. Baumer, $9,631; Ms. Levesque, $22,474), each computed in accordance ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options are set forth in Note 19 to our audited consolidated financial statements included in the registration statement of which this prospectus forms a part. This amount does not reflect the actual economic value that may be realized by the named executive officer.

(2)

The amounts disclosed represent the aggregate grant date fair value of the stock options granted to our named executive officers during the fiscal year ended December 31, 2024 under the 2016 (Mr. Davy, $29,700; Mr. Yip, $10,455; and Mr. Baumer, $7,425) Plan computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options are set forth in Note 19to our audited consolidated financial statements included elsewhere in this Report. This amount does not reflect the actual economic value that may be realized by the named executive officer.

(3)	Consists of Company contributions to the Company’s 401(k) plan.
(3a)	Consists of a retention bonus paid in 2024.
(4)	On June 5, 2024, Mark Musburger resigned from his position as Chief Financial Officer.
(5)	On May 29, 2024, Ashley Levesque resigned from her position as Vice President of Marketing.
(6)	On June 14, 2024, Alvin Yip was appointed as the Company's interim Chief Financial Officer.
(7)	The amount disclosed represents compensations fair value issued in forms of RSU on grant date (Mr. Davy, $500,000; Mr. Yip, $50,000).
(8)	In December 2024, the Board approved increasing Mr. Yip's salary to $241,500 per year, effective as of January 1, 2025.

Narrative Disclosure to Summary Compensation Table

In addition to base salaries, our named executive officers are eligible to receive annual performance-based cash bonuses, which are designed to provide appropriate incentives to our employees to achieve defined performance goals. None of our named executive officers received or will receive annual performance-based cash bonuses with respect to the fiscal years ended December 31, 2024 or December 31, 2023.

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

During 2023, Ms. Levesque received option grants with respect to 115,000 shares with an original exercise price of $7.36 per share. On December 6, 2023, the Board approved a repricing of the 2023 option awards granted to Ms. Levesque, reducing the exercise price to $5.15 per share, which, upon the closing of the Business Combination, then increased to $8.38 and at the same time the original option grants reduced to 70,685 shares. The exercise price further increased to $419.00 and at the same time the original grants reduced to 1,414 shares upon completion of the reversed stock split

During 2023, Mr. Baumer received option grants with respect to 50,000 shares with an original exercise price of $7.36 per share. On December 6, 2023, the Board approved a repricing of the 2023 option awards granted to Mr. Baumer, reducing the exercise price to $5.15 per share, which, upon the closing of the Business Combination, then increased to $8.38 and at the same time the original option grants reduced to 30,732 shares. The exercise price further increased to $419.00 and at the same time the original grants reduced to 615 shares upon completion of the reversed stock split

During 2023, Mr. Musburger received option grants with respect to 150,000 shares with an original exercise price of $7.36 per share. On December 6, 2023, the Board approved a repricing of the 2023 option awards granted to Mr. Musburger, reducing the exercise price to $5.15 per share, which, upon the closing of the Business Combination, then increased to $8.38 and at the same time the original option grants reduced to 92,196 shares. The exercise price further increased to $419.00 and at the same time the original grants reduced to 1,844 shares upon completion of the reversed stock split.

During December 2024, Mr. Joseph Davy received 304,878 shares of RSU grants as for the compensation Bonus of $500,000.00

During December 2024, Mr. Alvin Yip received 32,895 shares of RSU grants as for the compensation Bonus of $50,000.00

2025 Compensation Update

In December 2024, the Board approved increasing salaries of the following individuals, to take effect January 1, 2025.

Name	Title	Current Base Salary	New Base Salary
Sergei Dolukhanov	Vice President of Sales & Customer Success	$125,000	$150,000
Rachel Meyrowitz	Director of Demand Generation	$150,000	$157,500

Outstanding Equity Awards as of December 31, 2024

The following table presents the outstanding equity incentive plan awards held by each named executive officer as of December 31, 2024.

OPTION AWARDS (1)						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Joseph P. Davy	-	2,000	-	50.00	5/14/2034	-	-	304,878	500,000
	-	4,000	-	100.00	5/14/2034
	-	6,000	-	250.00	5/14/2034
Simon Baumer	-	500	-	50.00	5/14/2034
	-	1,000	-	100.00	5/14/2034
	-	1,500	-	250.00	5/14/2034
	307	308	-	419.00	3/1/2033
	448	167	-	138.50	2/15/2032
	525	90	-	141.00	7/14/2031
Alvin Yip	76	180	-	419.00	12/2/2033
	27	159	-	14.65	5/14/2034
	-	-	-	-	5/14/2034	600	8,790	32,895	48,356

(1)	Each of the equity awards was granted under the 2016 Plan.
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

Non-Employee Director Compensation

The Board reviews director compensation periodically to ensure that director compensation remains competitive such that the Company is able to recruit and retain qualified directors. In December 2024, the 4 non-employee directors received compensation of $371,507.00 in the form of RSUs equivalent to 30,049 shares of Banzai’s Class A Common Stock. While none of the non-employee directors received compensation during the fiscal year ended December 31, 2023 for services rendered to the Company, in December 2023, the Company adopted a board of directors’ compensation program that is designed to align compensation with the Company’s business objectives and the creation of stockholder value, while enabling the Company to attract, retain, incentivize, and reward directors who contribute to the long-term success of the Company. Under that program, our non-employee directors are eligible to receive the following:

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

Disclosure of Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information.

Disclosure of Registrant's Action to Recover Erroneously Awarded Compensation

In response to Item 402(w) of Regulation S-K, there was no time during or after the last completed fiscal year that the Company was required to either prepare an accounting restatement that required recovery of erroneously awarded compensation pursuant to the Company’s compensation recovery policy, or had an outstanding balance as of the end of the last completed fiscal year of erroneously awarded compensation to be recovered from the application of the policy to a prior restatement.

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

2024 Policies and Practices Related to the Grant of Certain Equity Awards

In response to Item 402(x)(1) of Regulation S-K, the Company does not currently grant new awards of stock options, stock appreciation rights, or similar option-like instruments within four business days before or one business day after the release of a Form 10-Q, 10-K, or 8-K that discloses material nonpublic information (MNPI). Accordingly, the Company has no specific policy or practice on the timing of awards of such options in relation to the disclosure of material nonpublic information by the Company. In the event the Company determines to grant new awards of such options, the Board will evaluate the appropriate steps to take in relation to the foregoing.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity securities authorized for issuance as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by shareholders	658,263	$6.34	9,255,910
Equity compensation plans not approved by shareholders	—	—	—
Total	658,263	$6.34	9,255,910

(1)

Includes 9,244,352 shares available pursuant to our 2023 Equity Incentive Plan and 11,558 shares available pursuant to our Employee Stock Purchase Plan. The total number of securities remaining available for future issuance indicated above reflects the expansion of shares available under the 2023 EIP Plan, to 10,000,000 shares, which Banzai’s shareholders approved on February 28, 2025.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of our Class A Common Stock and Class B Common Stock as of the date hereof for:

•
each person known to us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;
•
each of our named executive officers;
•
each of our directors; and
•
all directors and named executive officers as a group.

Beneficial ownership of our Common Stock is determined in accordance with the rules of the SEC and generally includes voting and investment power with respect to the securities. Except as otherwise provided by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The number of shares of Common Stock used to calculate the percentage ownership of each listed person includes the shares of Common Stock underlying options or warrants or convertible securities held by such persons that are currently exercisable or convertible within 60 days of the date hereof, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Beneficial ownership as set forth below is based on our review of our record stockholders list and public ownership reports filed by certain stockholders of the Company and may not include certain securities held in brokerage accounts or beneficially owned by the stockholders described below.

The percentage of beneficial ownership is based on 12,846,807 shares of Class A Common Stock and 2,311,134 shares of Class B Common Stock outstanding as of April 10, 2025.

Name and Address of Beneficial Owner †	Class A Common Share		Class B Common Share		Total Voting Power %
Directors and Named Executive Officers:	Shares	%	Shares	%
Jack Leeney	3,000	*%	—	*%	*%
Joseph Davy	307,966	2.40%	2,311,134	100%	65.13% (1)
Simon Baumer	2,248 (2)	*%	—	*%	*%
Mason Ward (4)	-	*%	—	*%	*%
Paula Boggs	3,366	*%	—	*%	*%
Alvin Yip	33,193 (3)	*%	—	*%	*%
Kent Schofield	22,849	*%	—	*%	*%
All Directors and Executive Officers of the Company as a Group (7 Individuals)	372,622	2.90%	2,311,134	100%	65.31%
Five Percent or Greater Holders:
Alco Investment Company (4)	330,346	2.69%	—	*%	*%

*	Less than 1%.
†	Unless otherwise noted, the business address of each of the following persons is c/o Banzai International, Inc., 435 Ericksen Ave NE, Suite 250, Bainbridge Island, WA 98110.
††

Each share of Common Stock entitles its holders to one vote per share; each share of Class B Common Stock entitles its holder to ten votes on all matters presented to our stockholders generally. As a result, percentage of voting power is based on 35,958,147 total votes.

(1)

Each share of Class B Common Stock entitles its holder to ten votes on all matters presented to our stockholders generally, which has the effect of concentrating the majority of the aggregate voting power of our Common Stock with Mr. Davy (approximately 65.13% of the aggregate voting power as of April 10, 2025).

(2)	Consists of 2,248 shares of Common Stock underlying options that are exercisable within 60 days of April 10, 2025.
(3)	Consists of 298 shares of Common Stock underlying options that are exercisable within 60 days of April 10, 2025, plus 32,895 shares of Common Stock held directly by Alvin Yip.
(4)

Mr. Ward is one of three members of the investment committee (the “Alco Investment Committee”) that exercises voting and dispositive control over the shares of Class A Common Stock beneficially owned by Alco Investment Company Because the consent of a majority of the members of the Alco Investment Committee is required in connection with any exercise of voting or dispositive rights with respect to the Class A Common Stock, neither Mr. Ward nor the other members of the Alco Investment Committee is the beneficial owner of any shares of Class A Common Stock beneficially owned by Alco Investment Company. This determination is based on the guidance from the staff of the Securities and Exchange Commission set forth in the Southland Corp. (July 8, 1987) SEC No-Action Letter. The principal office address of Alco is 33930 Weyerhaeuser Way S., Suite 150, Federal Way, Washington 98001.

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

Share Transfer Agreements

On December 13, 2023, in connection with the Business Combination, 7GC and the 7GC Sponsor entered into a share transfer agreement (the “December Share Transfer Agreement”) with Alco, pursuant to which for each $500.00 in principal borrowed under the New Alco Note, the 7GC Sponsor agreed to forfeit three shares of 7GC Class B Common Stock held by the 7GC Sponsor, in exchange for the right of Alco to receive three shares of Class A Common Stock, in each case, at (and contingent upon) the Closing, with such forfeited and issued shares capped at an amount equal to 12,000. On October 3, 2023 and November 16, 2023, 7GC, the 7GC Sponsor, and Alco also entered into share transfer agreements, pursuant to which the 7GC Sponsor agreed to forfeit an aggregate of 45,000 shares of 7GC Class B Common Stock held by the 7GC Sponsor, in exchange for the right of Alco to receive 45,000 shares of Class A Common Stock at (and contingent upon) the Closing (such share transfer agreements together with the December Share Transfer Agreement, the “Share Transfer Agreements”). Alco is subject to a 180-day lock-up period with respect to such shares of Class A Common Stock pursuant to the Share Transfer Agreements, subject to customary exceptions. Additionally, in connection with the December Share Transfer Agreement, (a) Legacy Banzai issued the New Alco Note to Alco in the aggregate principal amount of $2.0 million, which bears interest at a rate of 8% per annum and will be due and payable on December 31, 2024, and (b) Legacy Banzai, Alco, and the Lender agreed to amend that certain Subordinated Promissory Note issued by Legacy Banzai to Alco on September 13, 2023 in the aggregate principal amount of $1.5 million to extend the maturity date from January 10, 2024 to September 30, 2024. Immediately prior to, and substantially concurrently with, the Closing, (i) the 7GC Sponsor surrendered and forfeited to 7GC for no consideration an aggregate of 16,500 shares of the class B common stock of 7GC and (ii) the Company issued to Alco 16,500 shares of Class A Common Stock pursuant to the Share Transfer Agreements.

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

Upon the Closing of the Business Combination, the 7GC Promissory Notes became payable, and the 7GC Sponsor gained the option, but not the obligation, to convert the principal balance of the 7GC Promissory Notes, in whole or in part, into shares of Class A Common Stock (the “Converted Shares”) equal to the principal amount of the 7GC Promissory Notes so converted divided by $500.00. On December 12, 2023, in connection with the Business Combination, the 7GC Sponsor and 7GC amended the optional conversion provision of the 7GC Promissory Notes to provide that the 7GC Sponsor has the right to elect to convert up to the full amount of the principal balance of the 7GC Promissory Notes, in whole or in part, 30 days after the Closing at a conversion price equal to the average daily VWAP of the Class A Common Stock for the 30 trading days following the Closing. Pursuant to these amended terms, each of the 7GC Promissory Notes was converted in full on February 2, 2024, resulting in the issuance to the 7GC Sponsor of an aggregate of 17,812 shares of our Class A Common Stock.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm, Marcum LLP, for the last two fiscal years include:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Audit Fees(1)	$770,000	$560,000
Audit-Related Fees(2)	-	40,500
Total	$770,000	$600,500

(1) Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services rendered in connection with our statutory and regulatory filings.

(2) Audit-Related Fees. Audit-related services consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Pre-Approval Policy

Except as permitted under federal law and SEC rules, all audit and non-audit services performed by our auditors must be pre-approved by the Audit Committee, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). All services reflected in the foregoing table were pre-approved by the Audit Committee in 2024 and 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 688)

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for the Years ended December 31, 2024 and 2023

Consolidated Statements of Stockholders’ Deficit for the Years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the Years ended December 31, 2024 and 2023

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

2.3

Agreement and Plan of Merger, dated December 10, 2024, by and among Banzai International, Inc., Banzai Reel Acquisition, Inc. ClearDoc, Inc., and certain stockholders of ClearDoc, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 19, 2024).

2.4

Acquisition Agreement, dated December 19, 2024, by and among Banzai International, Inc., Vidello Limited, and the Shareholders of Vidello Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 20, 2024).

2.5

Agreement and Plan of Merger, dated January 22, 2025 by and between Banzai International, Inc. and Act-On Software, Inc. (incorporated by reference to the Current Report on Form 8-K filed on January 23, 2025)

3.1

Second Amended and Restated Certificate of Incorporation of the Company, dated December 14, 2023. (incorporated by reference to the Exhibit 3.1 to the Current Report on Form 8-K filed on December 20, 2023).

3.2	Second Amended and Restated Bylaws of the Company, dated December 14, 2023 (incorporated by reference to the Exhibit 3.2 to the Current Report on Form 8-K filed on December 20, 2023).
3.3	Third Amended and Restated Bylaws of the Company, dated March 3, 2025 (incorporated by reference to the Exhibit 3.2 to the Current Report on Form 8-K filed on March 4, 2025).
3.4

Amendment to Second Amended and Restated Certificate of Incorporation of the Company, dated September 11, 2024. (incorporated by reference to the Exhibit 3.1 to the Current Report on Form 8-K filed on September 16, 2024).

3.5

Amendment to Second Amended and Restated Certificate of Incorporation of the Company, dated March 3, 2025. (incorporated by reference to the Exhibit 3.1 to the Current Report on Form 8-K filed on March 4, 2025).

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

4.8

Promissory Note, dated as of December 14, 2023, issued by Banzai International, Inc. to YA II PN, LTD (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 18, 2023).

4.9

Promissory Note, dated as of February 5, 2024, issued by Banzai International, Inc. to YA II PN, LTD (incorporated by reference to the Exhibit 4.11 to the Registration Statement on Form S-1 filed on February 5, 2024).

4.10*	Promissory Note Agreement, dated as of March 26, 2024, issued by Banzai International, Inc. to YA II PN, LTD.
4.11*	Description of Securities.
4.12	Certificate of Designation of Series FE Preferred Stock (incorporated by reference to the 8-K filed on December 19, 2024).

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

10.19	Form of Convertible Promissory Note issued to YA II PN, LTD (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2025).
10.20

Second Amendment to Loan Agreement by and among the Company, Demio Holding Inc., Banzai Operating Co. LLC and CP BF Lending, LLC, as Lender dated as of September 23, 2024 (incorporated by reference to the Exhibit 10.19 to the Current Report on Form 8-K/A filed on September 27, 2024).

10.21	Debt Repayment Agreement, dated as of May 3, 2024, by and among the Company and Yorkville (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on May 16, 2024).
10.22

Amended and Restated Debt Repayment Agreement, dated as of May 22, 2024, by and between the Company and Yorkville (incorporated by reference to Exhibit 4.12 to the Registration Statement filed on Form S-1 on September 19, 2024).

10.23	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 28, 2024).
10.24	Form of Securities Purchase Agreement (incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed on September 27, 2024).
10.25

Lock-up Agreement, dated as of September 20, 2024, by and between Banzai International, Inc. and Alco Investment Company (incorporated by reference to the Exhibit 10.21 to the Current Report on Form 8-K filed on September 25, 2024).

10.26

Form of Registration Rights Agreement, by and between Banzai International, Inc. and Alco Investment Company (incorporated by reference to the Exhibit 10.20 to the Current Report on Form 8-K filed on September 25, 2024).

10.27

Securities Purchase Agreement, dated as of September 23, 2024, by and between Banzai International, Inc. and CP BF Lending, LLC (incorporated by reference to the Exhibit 10.17 to the Current Report on Form 8-K filed on September 25, 2024).

10.28

Lock-up Agreement, dated as of September 23, 2024, by and between Banzai International, Inc. and CP BF Lending, LLC (incorporated by reference to the Exhibit 10.25 to the Current Report on Form 8-K filed on September 25, 2024).

10.29

Form of Registration Rights Agreement, by and between Banzai International, Inc. and CP BF Lending, LLC (incorporated by reference to the Exhibit 10.24 to the Current Report on Form 8-K filed on September 25, 2024).

10.30	Form of Registration Rights Agreement (incorporated by reference to the Exhibit 10.2 to the Current Report on Form 8-K filed on September 27, 2024).
10.31

Securities Purchase Agreement, dated as of September 20, 2024, by and between Banzai International, Inc. and Alco Investment Company (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 16, 2024).

10.32	Repayment Agreement with Perkins Coie, LLP (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 16, 2024).
10.33	Amended and Restated Repayment Agreement with J.V.B Financial Group, LLC (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 16, 2024).
10.34	Investor Relations Consulting Agreement with MZHCI, LLC (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 16, 2024).
10.35	Side Letter to the Loan Agreement with CP BF Lending, LLC (incorporated by reference to the Exhibit 10.6 to the Current Report on Form 8-K filed on September 25, 2024).
10.36	Floor Price Adjustment Agreement with Yorkville Advisors (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 16, 2024).
10.37	Repayment Agreement with Cooley LLP (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 16, 2024).
10.38	Settlement Letter with CohnReznick LLP (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 16, 2024).
10.39	Repayment Agreement with Sidley Austin LLP (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 16, 2024).
10.40	Repayment Agreement with Donnelley Financial LLC (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 16, 2024).
10.41	Repayment Agreement with Verista Partners, Inc. (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 16, 2024).
10.42

Consulting Agreement dated as of September 26, 2024 by and between the Company and Hudson Global Ventures, LLC (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 16, 2024).

10.43	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 10, 2024).
10.44	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 10, 2024).
10.45	Form of Subscription Booklet (incorporated by reference to the Current Report on Form 8-K filed on January 23, 2025)
10.46	Form of Pre-Funded Warrant (incorporated by reference to the Current Report on Form 8-K filed on January 23, 2025)
10.47	Voting and Support Agreement, dated January 22, 2025 by and between Banzai International, Inc and Joseph Davy (incorporated by reference to the Current Report on Form 8-K filed on January 23, 2025).
10.48	Form of Share Consideration Escrow Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 23, 2025).

10.49	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on January 23, 2025).
10.50

Voting and Support Agreement, dated December 10, 2024, by and between Joseph P. Davy and Banzai International Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 10, 2024).

10.51	Form of Lock-Up Agreement (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed on December 20, 2024).
10.52	Form of Pre-Funded Warrant (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed on December 20, 2024).
10.53

Voting and Support Agreement, dated December 19, 2024, by and between Banzai International Inc., and Joseph P. Davy (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed on December 20, 2024).

10.54

Closing Letter Agreement, dated January 24, 2025, by and among Banzai International, Inc., Vidello Limited and certain shareholders of Vidello Limited (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed on January 31, 2025).

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

BANZAI INTERNATIONAL, INC.

Date: April 15, 2025	By:	/s/ Joseph Davy
Joseph Davy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Davy	Chief Executive Officer and Director	April 15, 2025
Joseph Davy	(Principle Executive Officer)

/s/ Alvin Yip	Interim Chief Financial Officer	April 15, 2025
Alvin Yip	(Principal Financial Officer and Principal Accounting Officer)

/s/ Paula Boggs	Director	April 15, 2025
Paula Boggs

/s/ Jack Leeney	Director	April 15, 2025
Jack Leeney

/s/ Mason Ward	Director	April 15, 2025
Mason Ward

1

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Banzai International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Banzai International, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

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

Marlton, NJ 08053

April 15, 2025

BANZAI INTERNATIONAL, INC.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$1,087,497	$2,093,718
Accounts receivable, net of allowance for credit losses of $24,210 and $5,748, respectively	936,321	105,049
Prepaid expenses and other current assets	643,674	741,155
Total current assets	2,667,492	2,939,922

Property and equipment, net	3,539	4,644
Intangible assets, net	3,883,853	—
Goodwill	18,972,475	2,171,526
Operating lease right-of-use assets	72,565	134,013
Bifurcated embedded derivative asset - related party	63,000	—
Other assets	11,154	38,381
Total assets	25,674,078	5,288,486

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	7,782,746	6,439,863
Accrued expenses and other current liabilities	3,891,018	5,194,240
Convertible notes (Yorkville)	—	1,766,000
Convertible notes - related party	8,639,701	5,233,932
Convertible notes	215,057	—
Notes payable - related party, net of discount	—	9,164,924
Notes payable, carried at fair value	3,575,000	—
Deferred underwriting fees	—	4,000,000
Deferred fee	—	500,000
Warrant liability	15,000	641,000
Warrant liability - related party	2,300	575,000
Earnout liability	14,850	59,399
Due to related party	167,118	67,118
GEM commitment fee liability	—	2,000,000
Deferred revenue	3,934,627	1,214,096
Operating lease liabilities, current	22,731	234,043
Total current liabilities	28,260,148	37,089,615

Deferred revenue - long-term	117,643	—
Deferred tax liability	10,115	—
Operating lease liabilities, non-current	49,974	—
Other long-term liabilities	—	75,000
Total liabilities	28,437,880	37,164,615

Commitments and contingencies (Note 17)

Stockholders' equity (deficit):
Common stock, $0.0001 par value, 275,000,000 (250,000,000 Class A and 25,000,000 Class B) shares authorized and 8,195,163 (5,884,029 Class A and 2,311,134 Class B) and 2,585,297 (274,163 Class A and 2,311,134 Class B) issued and outstanding at December 31, 2024 and December 31, 2023, respectively	800	259
Preferred stock, $0.0001 par value, 75,000,000 shares authorized, 1 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	75,515,111	14,889,936
Accumulated deficit	(78,279,713)	(46,766,324)
Stockholders' equity (deficit)	(2,763,802)	(31,876,129)
Total liabilities and stockholders' equity (deficit)	$25,674,078	$5,288,486

The accompanying notes are an integral part of these consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2024	2023
Operating income:
Revenue	$4,527,879	$4,561,300
Cost of revenue	1,422,542	1,444,618
Gross profit	3,105,337	3,116,682

Operating expenses:
General and administrative expenses	16,548,902	12,905,073
Depreciation and amortization expense	24,179	7,160
Total operating expenses	16,573,081	12,912,233

Operating loss	(13,467,744)	(9,795,551)

Other expenses (income):
SEPA commitment fee and deferred fee expense	—	3,826,176
GEM warrant expense	—	2,448,000
GEM commitment fee expense	—	2,000,000
GEM settlement fee expense	200,000	—
Other expense (income), net	88,329	(62,985)
Interest income	(10)	(813)
Interest expense	—	1,068,447
Interest expense - related party	3,047,101	4,486,027
Gain on extinguishment of liabilities	(680,762)	—
Loss on debt issuance	653,208	—
Loss on extinguishment of term notes	1,071,563	—
Loss on conversion and settlement of Alco promissory notes - related party	4,808,882	—
Loss on conversion and settlement of CP BF notes - related party	6,529,402	—
Change in fair value of warrant liability	(626,000)	(1,807,000)
Change in fair value of warrant liability - related party	(572,700)	115,000
Change in fair value of simple agreement for future equity	—	(207,570)
Change in fair value of simple agreement for future equity - related party	—	(2,752,430)
Change in fair value of bifurcated embedded derivative liabilities	—	(1,404,863)
Change in fair value of bifurcated embedded derivative liabilities - related party	(51,000)	(3,063,278)
Change in fair value of convertible notes	693,000	(34,000)
Change in fair value of term notes	88,588	—
Change in fair value of convertible bridge notes	(10,176)	—
Yorkville prepayment premium expense	80,760	—
Goodwill impairment	2,725,460	—
Total other expenses, net	18,045,645	4,610,711
Loss before income taxes	(31,513,389)	(14,406,262)
Income tax expense	—	—
Net loss	(31,513,389)	(14,406,262)

Deemed dividend - Series A and Series B warrant modification (net of tax)	(418,360)	—

Net loss attributable to common shareholders	$(31,095,029)	$(14,406,262)

Net loss per share attributable to common shareholders
Basic and diluted	$(6.97)	$(6.00)

Weighted average common shares outstanding
Basic and diluted	4,458,169	2,401,988

The accompanying notes are an integral part of these consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Deficit

	Series A Preferred Stock		Series FE Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders'
	Shares	Amount	Share	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance December 31, 2022	—	$—	—	$—	2,393,824	$239	$8,245,765	$(32,360,062)	$(24,114,058)
Reverse recapitalization (Note 4)	—	—	—	—	117,442	13	(17,858,572)	—	(17,858,559)
Conversion of simple agreement for future equity	—	—	—	—	833	—	456,234	—	456,234
Conversion of simple agreement for future equity - related party	—	—	—	—	11,039	1	6,049,765	—	6,049,766
Conversion of convertible notes	—	—	—	—	10,598	1	3,346,231	—	3,346,232
Conversion of convertible notes - related party	—	—	—	—	22,929	2	7,271,366	—	7,271,368
Modification of convertible notes payable - related party	—	—	—	—	—	—	9,909	—	9,909
Shares issued to Yorkville for aggregate commitment fee	—	—	—	—	6,000	1	3,287,999	—	3,288,000
Shares issued under share transfer agreement - related party	—	—	—	—	—	—	2,498,965	—	2,498,965
Issuance of Cantor fee shares	—	—	—	—	22,279	2	(2)	—	—
Exercise of stock options	—	—	—	—	353	—	30,761	—	30,761
Stock-based compensation	—	—	—	—	—	—	1,245,796	—	1,245,796
Excise tax	—	—	—	—	—	—	305,719	—	305,719
Net loss	—	—	—	—	—	—	—	(14,406,262)	(14,406,262)
Balance December 31, 2023	—	—	—	—	2,585,297	259	14,889,936	(46,766,324)	(31,876,129)
Effect of reverse stock split	—	—	—	—	189,585	—	—	—	—
Conversion of convertible notes - related party	—	—	—	—	17,813	2	2,540,089	—	2,540,091
Shares issued to Yorkville for convertible notes	—	—	—	—	454,157	45	4,129,955	—	4,130,000
Shares issued to Yorkville for commitment fee	—	—	—	—	14,201	1	499,999	—	500,000
Shares issued to Yorkville for redemption premium	—	—	—	—	12,000	1	115,799	—	115,800
Shares issued to Roth for advisory fee	—	—	—	—	38,794	4	578,829	—	578,833
Shares issued to GEM	—	—	—	—	190,001	19	784,924	—	784,943
Shares issued for marketing expense	—	—	—	—	9,470	1	334,771	—	334,772
Forfeiture of sponsor shares	—	—	—	—	(2,000)	—	—	—	—
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	104,556	10	6,257,358	—	6,257,368
Incremental fair value of Series A and Series B warrant modification	—	—	—	—	—	—	418,360	—	418,360
Deemed dividend - Series A and Series B warrant modification	—	—	—	—	—	—	(418,360)	—	(418,360)
Shares issued for exercise of Pre-Funded warrants	—	—	—	—	173,223	17	849	—	866
Shares, warrants and pre-funded warrants issued to CP BF on modification of CP BF debt agreement	—	—	—	—	330,849	33	1,286,970	—	1,287,003
Premium issued as part of CP BF debt modification	—	—	—	—	—	—	4,079,225	—	4,079,225
Issuance of warrants to CP BF, net of issuance costs	—	—	—	—	—	—	2,763,161	—	2,763,161
Shares issued to MZHCI for investor relations services	—	—	—	—	24,000	2	94,798	—	94,800
Shares issued to J.V.B for payment of outstanding debt	—	—	—	—	29,077	3	114,997	—	115,000
Shares, warrants and pre-funded warrants issued to Alco on settlement of Alco promissory notes	—	—	—	—	282,420	28	8,866,592	—	8,866,620
Derecognition of Cantor fee	—	—	—	—	—	—	4,000,000	—	4,000,000
Class A Shares issued for OpenReel acquisition	—	—	—	—	930,558	93	1,526,022	—	1,526,115
Pre-Funded Warrants issued for OpenReel acquisition	—	—	—	—	—	—	19,300,805	—	19,300,805
Series FE Preferred Stock issued for OpenReel acquisition	—	—	1	—	—	—	—	—	—
Exercise of RSUs to Board of Director members	—	—	—	—	79,391	8	(8)		—
Shares issued to Hudson for consulting fee	—	—	—	—	45,000	5	166,496	—	166,501
Conversion of convertible notes - CP BF	—	—	—	—	55,600	6	216,278	—	216,284
Shares issued to Perkins Coie LLP for payment of outstanding debt	—	—	—	—	600,000	60	919,640	—	919,700
Issuance of shares to Yorkville under the SEPA agreement	—	—	—	—	550,000	55	880,888	—	880,943
Shares issued for exercise of pre-funded warrants - HCW PIPE	—	—	—	—	1,176,471	118	1,058	—	1,176
Shares issued for exercise of pre-funded warrants - CP BF	—	—	—	—	304,700	30	—	—	30
Stock-based compensation	—	—	—	—	—	—	1,165,680	—	1,165,680
Net loss	—	—	—	—	—	—	—	(31,513,389)	(31,513,389)
Balance December 31, 2024	—	$—	1	$—	8,195,163	$800	$75,515,111	$(78,279,713)	$(2,763,802)

The accompanying notes are an integral part of these consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(31,513,389)	$(14,406,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	24,179	7,160
Provision for credit losses on accounts receivable	18,462	(102,112)
Non-cash shares issued to Yorkville for aggregate commitment fee	—	3,288,000
Non-cash issuance of warrants accounted for as liabilities	—	2,448,000
Non-cash share issuance for marketing expenses	245,252	—
Non-cash settlement of GEM commitment fee	200,000	2,000,000
Non-cash share issuance for Yorkville redemption premium	80,760	—
Discount at issuance on notes carried at fair value	747,962	686,016
Non-cash interest expense - related party	1,532,475	513,977
Amortization of debt discount and issuance costs	—	958,822
Amortization of debt discount and issuance costs - related party	1,393,785	2,410,735
Amortization of operating lease right-of-use assets	137,717	173,245
Stock based compensation expense	1,165,680	1,245,796
Gain on extinguishment of liability	(680,762)	—
Loss on conversion and settlement of Alco promissory notes - related party	4,808,882	—
Loss on conversion and settlement of CP BF notes - related party	6,529,402	—
Loss on debt issuance	653,208	—
Loss on extinguishment of term notes	1,071,563	—
Impairment loss	2,725,460	—
Excise tax	—	305,719
Change in fair value of warrant liability	(626,000)	(1,807,000)
Change in fair value of warrant liability - related party	(572,700)	115,000
Change in fair value of simple agreement for future equity	—	(207,570)
Change in fair value of simple agreement for future equity - related party	—	(2,752,430)
Change in fair value of bifurcated embedded derivative liabilities	—	(1,404,863)
Change in fair value of bifurcated embedded derivative liabilities - related party	(51,000)	(3,063,278)
Change in fair value of convertible promissory notes	693,000	(34,000)
Change in fair value of term notes	88,588	—
Change in fair value of convertible bridge notes	(10,176)	—
Changes in operating assets and liabilities:
Accounts receivable	15,828	65,479
Prepaid expenses and other current assets	551,645	(407,648)
Other assets	27,227	—
Deferred offering costs	—	(1,708,163)
Accounts payable	1,012,281	5,339,614
Due to related party	—	67,118
Deferred revenue	(6,315)	283,660
Accrued expenses	498,051	4,448,867
Operating lease liabilities	(237,607)	(284,963)
Earnout liability	(44,549)	(229,700)
Deferred fees	—	500,000
Deferred revenue - long-term	10,573	—
Deferred tax liability	10,115	—
Other long-term liabilities	(75,000)	—
Net cash used in operating activities	(9,575,403)	(1,550,781)
Cash flows from investing activities:
Cash acquired in acquisition of OpenReel	82,219	—
Net cash provided by investing activities	82,219	—
Cash flows from financing activities:
Effect of Merger, net of transaction costs (Note 4)	—	(7,615,462)
Payment of GEM commitment fee	(1,200,000)	—
Repayment of convertible notes (Yorkville)	(750,000)	—
Proceeds from term notes, net of issuance costs	2,782,438	—
Repayment of term notes	(1,939,583)	—
Partial repayment of convertible notes - related party	(283,315)	—
Proceeds from Yorkville redemption premium	35,040	—
Proceeds from advance from related party	100,000	—
Proceeds from issuance of GEM promissory note	—	—
Proceeds from issuance of notes payable, net of issuance costs - related party	—	4,387,701
Proceeds from issuance of convertible notes, net of issuance costs	2,602,000	3,235,000
Proceeds from issuance of convertible notes, net of issuance costs - related party	—	2,583,000
Proceeds received for exercise of Pre-Funded warrants	2,072	—
Proceeds from issuance of shares to Yorkville under the SEPA agreement	880,943	—
Proceeds from issuance of common stock	6,257,368	30,761
Net cash provided by financing activities	8,486,963	2,621,000
Net decrease in cash	(1,006,221)	1,070,219
Cash at beginning of period	2,093,718	1,023,499
Cash at end of period	$1,087,497	$2,093,718

6

BANZAI INTERNATIONAL, INC.

Consolidated Statements of Cash Flows (Continued)

Supplemental disclosure of cash flow information:
Cash paid for interest	338,393	955,848
Cash paid for taxes	5,113	9,862
Non-cash investing and financing activities
Shares issued to Roth for advisory fee	578,833	—
Shares issued to GEM	784,943	—
Shares issued for marketing expenses	334,772	—
Shares issued to MZHCI for investor relations services	94,800	—
Shares issued to J.V.B for payment of outstanding debt	115,000	—
Shares issued to Hudson for consulting fee	166,501	—
Shares issued to Perkins Coie LLP for payment of oustanding debt	919,700	—
Settlement of GEM commitment fee	200,000	—
Shares issued to Yorkville for redemption premium	115,800	—
Shares issued for exercise of Pre-Funded warrants	2,072	—
Deemed dividend - Series A and Series B warrant modification	418,360	—
Issuance of convertible promissory note - GEM	1,000,000	—
Shares issued to CP BF for debt restructuring	1,287,003	—
Non-cash warrants and pre-funded warrants issued to CP BF for debt restructuring	2,763,161	—
Premium issued as part of CP BF debt modification	4,079,225	—
Shares issued to Alco for debt restructuring	1,098,614	—
Non-cash warrants and pre-funded warrants issued to Alco for debt restructuring	7,768,006	—
Derecognition of Cantor fee	4,000,000	—
Bifurcated embedded derivative liabilities at issuance—related party	12,000	—
Consideration transferred for acquisition of OpenReel	20,826,920	—
Right-of-use assets obtained in exchange for lease obligations	76,269	—
Issuance of Cantor Fee Shares	—	111
Assets acquired in acquisition of OpenReel	24,484,460	—
Liabilities assumed in acquisition of OpenReel	3,657,540	—
Modification of convertible notes payable - related party	—	9,909
Shares issued to Yorkville of aggregate commitment fee	500,000	3,288,000
Shares issued under share transfer agreement - related party	—	2,498,965
Issuance of warrants accounted for as a liability	—	2,448,000
GEM commitment fee	—	2,000,000
Deferred offering costs	—	3,233,097
Conversion of simple agreement for future equity	—	456,234
Conversion of simple agreement for future equity - related party	—	6,049,766
Conversion of convertible notes	—	3,346,232
Conversion of convertible notes - Yorkville	4,130,000	—
Conversion of convertible notes - related party	2,540,091	7,271,368
Conversion of convertible notes - CP BF	216,284	—

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

No cash or fractional shares were issued in connection with the Reverse Stock Split, and instead the Company rounded up to the next whole share in lieu of issuing factional shares that would have been issued in the reverse split. Proportional adjustments were made to the number of shares of Class A Common Stock issuable upon exercise or conversion of the Company’s outstanding stock options and warrants, the exercise price or conversion price (as applicable) of the Company’s outstanding stock options and warrants, and the number of shares reserved for issuance under the Company’s equity incentive plan. All Class A Common Stock share and per share information included herein has been retroactively adjusted to reflect the impact of the Reverse Stock Split.

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

Reclassifications

Certain amounts in the prior year’s consolidated financial statements, as of December 31, 2023 have been reclassified to conform to the current period's presentation. This involved reclassifying the debt outstanding and associated interest expense on the debt outstanding with counterparty CP BF which were previously disclosed as Convertible Notes and Notes payable, and Interest expense, respectively, to Convertible notes - related party and Notes payable - related party, net of discount, and Interest expense - related party, respectively. This reclassification had no effect on the Company’s loss from operations, net loss, or net loss per share.

2. Going Concern

As of December 31, 2024 the Company had cash of approximately $1.1 million. For the year ended December 31, 2024, the Company used approximately $9.6 million in cash for operating activities. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of December 31, 2024, the Company had an accumulated deficit of approximately $78.3 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year of the date these financial statements were issued.

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

The Company’s plans include obtaining future debt financings (see Note 14) and equity financings associated with the Yorkville SEPA (as defined in Note 18). If the Company is unsuccessful in completing these planned transactions, it may be required to reduce its spending rate to align with expected revenue levels and cash reserves, although there can be no guarantee that it will be successful in doing so. Accordingly, the Company may be required to raise additional cash through debt or equity transactions. It may not be able to secure financing in a timely manner or on favorable terms, if at all. As a result, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

On September 16, 2024, the Company committed to a reduction in force (the "Reduction") intended to decrease expenses and maintain a streamlined organization to support key programs and customers, and that is expected to conserve cash. As part of the Reduction, the Company reduced its headcount by 24 employees, which represented approximately 34% of the Company's full-time employees as of September 15, 2024. The cost-saving measures from the Reduction reduced annual operating expenses by approximately $0.8 million beginning in the fourth quarter of 2024. The Company incurred total restructuring charges of approximately $0.1 million, including severance payments in connection with the Reduction. The Company completed the reduction in October, 2024.

These accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments, intercompany adjustments, reclassifications and non-recurring adjustments) have been recorded to present fairly our financial position as of December 31, 2024 and 2023, respectively, and the results of operations and cash flows for the years ended December 31, 2024 and 2023, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the audited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that estimates made as of the date of the financial statements could change in the near term due to one or more future events. Actual results could differ significantly from these estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include estimates of impairment of goodwill, recognition and measurement of convertible and Simple Agreement for Future Equity (SAFE) notes, including the associated embedded derivatives, determination of the fair value of the warrant liabilities and debt instruments reported at fair value, determination of the consideration transferred and purchase price allocated to assets acquired and liabilities assumed for acquisitions which are based on their estimated fair values at the date of acquisition, estimated useful lives of finite-lived intangible assets, and recognition and measurement of stock compensation.

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

Cash

The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. As of December 31, 2024 and 2023, respectively, the Company does not have any cash equivalents.

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

As of December 31, 2024 and 2023, the Company determined an allowance for credit losses of $24,210 and $5,748 was required, respectively. Further, for the years ended December 31, 2024 and 2023, the Company recognized bad debt expenses for accounts receivable balances of $18,462 and $65,013, respectively.

The following table presents changes in the allowance for credit losses for the year ended December 31, 2024:

Balance - December 31, 2023	$5,748
Change in provision for credit losses	18,462
Balance - December 31, 2024	$24,210

Deferred Sales Commissions

Sales commissions earned by the Company's sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit the Company has determined to be three (3) years. The Company determined the period of benefit by taking into consideration the average contractual customer term, technology obsolescence and other factors.

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

Intangible Assets and Impairment of Long-Lived Assets

Intangible assets are presented at fair value, net of amortization. The fair value is determined based on the appraised value of the asset. Intangible assets are composed of developed technology, trade names and customer lists (see Note 5), video material licenses, a web domain, and patents. Intangible assets subject to amortization consist of the following:

	Estimated Useful Life (years):	December 31, 2024
Customer relationships	7	$588,710
Trade name	15	899,600
Technology	6	2,415,010
		3,903,320
Less: Accumulated amortization		(19,467)
Intangible assets, net		$3,883,853

Total amortization expense related to intangible assets was $19,467 for the year ended December 31, 2024. Expected amortization expense is as follows:

Year Ending December 31, 2025	$546,576
Year Ending December 31, 2026	546,576
Year Ending December 31, 2027	546,576
Year Ending December 31, 2028	546,576
Year Ending December 31, 2029	546,576
Thereafter	1,150,973
Total	$3,883,853

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through December 31, 2024.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in December, or more frequently if a triggering event occurs between impairment testing dates. As of December 31, 2024, the Company had two operating segments, which were deemed to be its reporting units, for the purpose of evaluating goodwill impairment. Refer to Note 21 for further discussion of the Company's segment reporting.

The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. If, based on the qualitative test, the Company determines that it is "more likely than not” that the fair value of a reporting unit is less than its carrying value, then we evaluate goodwill for impairment by comparing the fair value of our reporting unit to its respective carrying value, including its goodwill. If it is determined that it is not likely that the fair value of the reporting unit is less than its carrying value, then no further testing is required. The factors considered in the qualitative assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among other factors. Under a quantitative assessment, the Company will estimate the fair value of the Company through a combination of income and market approach valuation methodologies.

The Company completed its annual goodwill impairment test as of December 31, 2024. For the annual test, the Company bypassed the qualitative assessment and proceeded directly to the quantitative impairment test based on the stock price of the Company on the measurement date and economic uncertainty. To perform the quantitative assessment, the Company estimated the fair value of equity using the market capitalization method of the market approach, consideration of initiatives unknown by the market and evaluation of any implied control premium. Management further supported the conclusions by assessing a combination of an income valuation methodology, comprising a discounted cash flow analysis and market valuation methodologies, comprising the guideline public company and guideline transaction methods.

The market capitalization method calculated the aggregate market value of the Company based on the total number of outstanding shares of common and preferred stock and the market prices of the shares as of the assessment date. The Company evaluated conditions that were unknown by the market as of the assessment date and how a market participant would evaluate an implied control premium for the Company. The implied control premium was supported using a discounted cash flow analysis that contemplated the present value of assumed market participant cost savings and synergies.

The discounted cash flow (“DCF”) estimated the present value of future cash flows. A DCF analysis requires significant judgment to model financial forecasts, which included revenue growth, cost of sales as a percentage of revenue, gross profit margin, operating expenses as a percentage of revenue, EBITDA margin, EBITDA growth, industry and economic trends, and other relevant considerations. For periods beyond those forecasted, a terminal value was estimated based on an assumed long-term growth rate, which was derived using the Gordon Growth Model. The discount rate applied to the forecasted cash flows was calculated using a build-up approach, which starts with the risk-free interest rate, which was then calibrated for market and small stock risk premiums, including a beta, equity risk, size, and small stock risk premiums to reflect risks and uncertainties in the financial market and in the Company’s business projections.

The market approach for the guideline public company method utilizes observable market data from comparable public companies, including revenue multiples, to estimate the Company’s fair value. This approach also incorporates a control premium to represent the Company’s expectation of a hypothetical acquisition. The market approach for the guideline transaction method utilizes observable transactions of actual prices paid for target companies that operated in comparable industries or markets facing similar risks. Both methods of the market approach require judgment in the selection of comparable companies or comparable transactions and includes those with similar business activities, and related operating environments.

The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. Fair values may be determined using a combination of both income and market-based approaches. There was a $2.7 million impairment of goodwill recorded to the OpenReel reporting unit for the year ended December 31, 2024, and no impairment of goodwill recognized on the Banzai Operating Co. reporting unit for the years ended December 31, 2024 and 2023, respectively.

Deferred Offering Costs

In 2023, the Company capitalized fees related to the Merger Agreement (see Note 1 - Organization and Note 4 - Merger) as an asset. These fees were recognized as a reduction of equity, upon Closing of the Merger on December 14, 2023.

Capitalized deferred offering costs consisted of the following, as of December 14, 2023:

December 14, 2023
SPAC-related legal fees	$2,973,077
Investment bank advisory services	135,000
Federal Trade Commission filing fees	125,020
Total deferred offering costs capitalized	$3,233,097

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

At December 31, 2024, one customer accounted for 10% or more of accounts receivable with a concentration of 14% of the total accounts receivable balance. At December 31, 2023, no customers accounted for 10% or more of accounts receivable. For the years ended December 31, 2024 and 2023, no customers accounted for 10% or more of total revenues.

At December 31, 2024 and 2023, two suppliers and one supplier accounted for 10% or more of accounts payable, respectively.

Loss Per Share

Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding and pre-funded warrants outstanding during the period. Diluted net loss per share excludes, when applicable, the potential impact of stock options and convertible preferred stock because their effect would be anti-dilutive due to the net loss. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	For the Year Ended December 31,
	2024	2023
Numerator:
Net loss attributable to common shareholders—basic and diluted	$(31,095,029)	$(14,406,262)

Denominator:
Weighted average shares—basic and diluted	4,458,169	2,401,988
Net loss per share attributable to common shareholders—basic and diluted	$(6.97)	$(6.00)

Securities that were excluded from loss per share as their effect would be anti-dilutive due to the net loss position that could potentially be dilutive in future periods are as follows:

	As of December 31,
	2024	2023
Options	25,661	14,962
RSUs	340,783	—
Public warrant shares	230,000	230,000
GEM warrant shares	16,571	16,571
Common warrant shares	4,527,613	—
Placement agent warrant shares	104,902	—
Total	5,245,530	261,533

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

Revenue from contracts with customers are not recorded until the Company has the approval and commitment from the parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and collectability of the consideration is probable. The Company also evaluates the following indicators, amongst others, when determining whether it is acting as a principal in the transaction (and therefore whether to record revenue on a gross basis): (i) whether the Company is primarily responsible for fulfilling the promise to provide the specified good or service, (ii) whether the Company has the inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer and (iii) whether the Company has the discretion to establish the price for the specified good or service. If the terms of a transaction do not indicate that the Company is acting as a principal in the transaction, then the Company is acting as an agent in the transaction and therefore, the associated revenue is recognized on a net basis (that is revenue net of costs).

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $467,897 and $941,737 for the years ended December 31, 2024 and 2023, respectively, which are included in general and administrative expenses on the consolidated statements of operations.

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

Bridge Notes - Fair Value Option Election

The Company determined the Agile Notes and 1800 Diagonal Notes (The "Bridge Notes") (as defined in Note 11 - Debt) were eligible for the fair value option, in accordance with ASC 825-10-50-28, and made such election to account for the Bridge Notes at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. Additional term or other notes may be issued in subsequent periods where the Company would be able to make a fair value option election upon issuance provided eligibility criteria are met. The Company records the portion of the Bridge Notes that are issued and outstanding for accounting purposes at fair value with changes in fair value recorded in other income (expense), net in the condensed consolidated statement of operations, except for the portion of the total change in fair value that results from a change in the instrument-specific credit risk of the Bridge Notes, which is recorded in other comprehensive income (loss), if applicable. The fair value option election was made to align the accounting for the Bridge Notes with the Company's financial reporting objectives and reduce operational effort to account for embedded features that otherwise would require bifurcation as a separate unit of account.

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

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management during the years ended December 31, 2024 and 2023. The carrying amount of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue, and other current liabilities approximated their fair values as of December 31, 2024 and 2023.

Business Combinations

The purchase price for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, including expected future cash flows. We allocate any excess purchase price over the fair value of the identifiable net assets and liabilities acquired to goodwill. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date. Refer to Note 5 for further discussion.

Recent Accounting Pronouncements

Recent accounting pronouncements not yet effective

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to income tax disclosures, which enhances the disclosure requirements for the income tax rate reconciliation, domestic and foreign income taxes paid, requiring disclosure of disaggregated income taxes paid by jurisdiction, unrecognized tax benefits, and modifies other income tax-related disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively. The Company is currently evaluating the effect of adopting this guidance on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The guidance also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption of the amendment is permitted. The Company is currently evaluating the guidance and its impact to its consolidated financial statements and related disclosures.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements through enhanced disclosures over significant segment expenses regularly provided to the Chief Operating Decision Maker ("CODM"), extending certain annual disclosures to interim periods, and through permitting more than one measure of segment profit or loss to be reported under certain conditions. The Company adopted this guidance effective December 31, 2024, on a retrospective basis. Refer to Note 21 for further information.

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

Upon the closing of the merger, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 350,000,000 shares, consisting of 250,000,000 shares of Class A Common Stock, 25,000,000 shares of Class B Common Stock, and 75,000,000 shares of Preferred Stock, all having a par value of $0.0001 per share. As of December 31, 2024, there were 8,195,163 shares of Common Stock and 1 share of Preferred Stock outstanding.

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

5. Acquisition of OpenReel

On December 18, 2024, the Company closed a previously announced merger (the “OpenReel Merger”, the consummation of the Merger, the “OpenReel Closing”) with ClearDoc, Inc., a Delaware corporation doing business as OpenReel (“OpenReel”). OpenReel is a remote video capture technology provider that provides subscription-based software as a service (“SaaS”)

offerings to enterprise, media, entertainment and agency teams to remotely control, direct, script, film, and collaborate on high definition video projects from a mobile device or webcam. The merger became effective pursuant to an Agreement and Plan of Merger (the “OpenReel Merger Agreement”) dated December 10, 2024, by and among the Company, OpenReel, certain stockholders of OpenReel (the “OpenReel Stockholders”), and Banzai Reel Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“OpenReel Merger Sub”) which was formed solely for the purpose of consummating the OpenReel Merger. Upon the OpenReel Closing, the OpenReel Merger Sub merged with and into OpenReel, with OpenReel being the surviving entity thereafter as a direct and wholly owned subsidiary of the Company named “OpenReel, Inc.”. The OpenReel Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. The Company's primary reason for acquiring OpenReel was to enhance revenue growth and strengthen the Company's competitive market position through cross selling opportunities.

At the effective time of the OpenReel Merger (the “OpenReel Effective Time”), each share of capital stock of OpenReel issued and outstanding immediately prior to the OpenReel Effective Time, was converted into the right to receive Company Class A Common Stock, par value $0.0001 per share, and pre-funded warrants, each exercisable for one (1) share of Company Class A Common Stock at an exercise price of $0.0001 (the “Pre-Funded Warrants”), issued in lieu thereof, in an amount equal to the quotient of $19,600,000 divided by the Conversion Price (the “Conversion Price” defined as the 10-day VWAP (“volume weighted average price”), provided that in no event shall the Conversion Price be less than $1.50 or more than $2.25) (the “OpenReel Merger Consideration).

The OpenReel Merger Consideration consisted of an aggregate of 930,558 shares of Company Class A Common Stock, 11,769,501 Pre-Funded Warrants, and in connection with and as a condition to closing under the OpenReel Merger, the issuance of one (1) share of series FE preferred stock, par value $0.0001 per share (the “Series FE Preferred Stock”) to one of the OpenReel Stockholders, FE IV OR Aggregator, LLC. The Pre-Funded Warrants are exercisable immediately upon issuance and terminate when the Pre-Funded Warrants are exercised in full. The Series FE Preferred Stock has a two (2) year term and from the issue date to the second anniversary of the issue date, the holder is granted the right upon a subsequent financing resulting in the issuance of new securities by the Company, to participate on a pro-rata basis in such subsequent financing up to the holder's fully-diluted ownership percentage of the Company. Upon the two-year anniversary of the issue date of the Series FE Preferred Stock, the Series FE Preferred Stock will automatically be canceled and return to the status of authorized but unissued. The Series FE Preferred Stock does not participate in dividends of the Company, is not convertible into any other class of equity securities of the Company, has no voting rights with the Common Stock or other equity securities of the Company, and is not redeemable.

As discussed above, on December 18, 2024, the Company issued 11,769,501 Pre-Funded Warrants and 1 share of Series FE Preferred Stock, which did not meet the definition of a liability pursuant to ASC 480 and met all of the requirements for equity classification under ASC 815. As such these were classified in stockholder's equity. The measurement of fair value of the Pre-Funded Warrants were determined as the intrinsic value calculated as the common stock price on the issuance date minus the exercise price. The relative fair value of these Pre-Funded Warrants, net of issuance costs, on date of issuance was estimated to be approximately $19,300,805 and is reflected within additional paid-in capital. The measurement of fair value of the Series FE Preferred Stock was determined based on the common stock price on the issuance date, and the relative fair value of the Series FE Preferred Stock was determined to be $0 on the acquisition date based on the terms of the Preferred Stock, as described above.

The Company incurred transaction costs of $209,085 which are included in the Company’s consolidated statement of operations.

The OpenReel Merger was accounted for as a business combination under the acquisition method pursuant to Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), with the Company as the accounting acquirer. Under the acquisition method, the total purchase price of the acquisition is allocated to the net identifiable tangible and intangible assets acquired and liabilities assumed based on the fair values as of the acquisition date. The preliminary fair value of the consideration transferred totaled $20,826,920 summarized as follows:

Common stock issued to OpenReel Stockholders	$1,526,115
Pre-Funded warrants issued to OpenReel Stockholders	19,300,805
Preferred Stock issued to OpenReel Stockholder	—
Total consideration paid	$20,826,920

The Company made a provisional allocation of the purchase price of the OpenReel Merger to the assets acquired and liabilities assumed as of the acquisition date. The following table summarizes the provisional purchase price allocation relating to the OpenReel Merger:

Assets acquired:
Cash and cash equivalents	$82,219
Accounts receivable, net	865,562
Prepaid expense and other current assets	103,343
Property and equipment, net	3,607
Intangible Assets - OpenReel - Customer relationships	588,710
Intangible Assets - OpenReel - Trade name	899,600
Intangible Assets - OpenReel - Technology	2,415,010
Total assets	$4,958,051
Liabilities assumed:
Accounts payable	330,602
Accrued payroll	120,408
Unearned revenue, current	2,726,846
Accrued expenses and other current liabilities	222,581
Unearned revenue, non-current	107,070
Due to Parent	150,033
Total liabilities	$3,657,540
Total identifiable net assets	1,300,511
Goodwill recorded:
Goodwill	19,526,409
Total consideration	$20,826,920

Goodwill recognized is not expected to be deductible for tax purposes. We believe that in this acquisition goodwill represents the value of OpenReel's existing products and customers, combined with the added business synergies of integrating with the existing Banzai products and customer base.

As of the date these consolidated financial statements were issued, the purchase accounting related to this acquisition was incomplete as the valuation of certain items, for example, certain working capital balances, were not yet finalized. The Company has reflected the provisional amounts in these consolidated financial statements. As such, the above balances may be adjusted in a future period, not to exceed one (1) year from the acquisition date pursuant to ASC 805, as the valuation is finalized and these adjustments may be material to the consolidated financial statements.

All intangible assets acquired are subject to amortization and their associated estimated acquisition date fair values are as follows:

	Estimated	Acquisition Date
Intangible Assets	Useful Life	Fair Value
OpenReel - Customer Relationships	7 years	588,710
OpenReel - Trade name	15 years	899,600
OpenReel - Technology	6 years	2,415,010

Net income in the Consolidated Statement of Operations for the twelve months ended December 31, 2024 includes net income of OpenReel from the date of acquisition to December 31, 2024 of approximately $32 thousand.

Pro forma disclosure for the OpenReel acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Merger with OpenReel had taken place on January 1, 2023. The pro forma results presented are the result of combining the revenues and earnings of the Company with the revenues and earnings of OpenReel. The Company did not have any material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue.

The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

	For the Years Ended December 31,
	2024	2023
Revenue	$10,604,538	$12,081,328
Cost of revenue	2,254,010	2,519,147
Operating expenses	21,778,659	20,544,964
Total other expenses (income), net	18,061,763	4,662,025
Loss before income taxes attributable to common stockholders	$(31,489,894)	$(15,644,808)

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

Due to Related Party of 7GC

During the year ended December 31, 2023, the Sponsor paid certain expenses on behalf of 7GC. Upon Closing of the Merger, Banzai assumed the $67,118 liability. As of December 31, 2024, the entire balance remained outstanding and is included within due to related party under current liabilities on the accompanying consolidated balance sheet.

Legacy Banzai Related Party Transactions

During 2023, Legacy Banzai issued Promissory Notes and Convertible Notes to related parties. See Note 14 - Debt for further details related to these transactions and associated balances.

Debt Conversion Agreement with Alco

On September 19, 2024, the Company and Alco agreed to convert the outstanding balance of all debt owing to Alco, into equity in the form of common stock, common stock warrants and pre-funded warrants. See Note 14 - Debt and Note 18 - Equity, for further details related to the transaction and associated balances.

Debt Restructuring Agreement with CPBF

On September 5, 2024, the Company and CP BF agreed to amend the outstanding balance of all debt previously in the form of one term note and two convertible notes into one new consolidated convertible note. The newly issued consolidated convertible note was issued on September 23, 2024. Additionally on September 23, 2024, the Company and CP BF entered into a share purchase agreement where the Company issued equity in the form of common stock, common stock warrants and pre-funded warrants to CP BF for the reduction of $2 million of debt under the newly issued consolidated convertible note. See Note 14 - Debt and Note 18 - Equity, for further details related to the transaction and associated balances.

Due to Related Party of Company CEO

On September 12, 2024, the CEO of the Company loaned the Company an advance of $100,000. The advance is non-interest bearing, and matures one year from issuance. As of December 31, 2024, the entire balance remained outstanding and is included within due to related party under current liabilities on the accompanying consolidated balance sheet.

7. Revenue

Under ASC 606, revenue is recognized throughout the life of the executed agreement. The Company measures revenue based on considerations specified in terms and conditions agreed to by a customer. Furthermore, the Company recognizes revenue when a performance obligation is satisfied by transferring control of the service to the customer, which occurs over time. The Company considers this method a faithful depiction of the transfer of control as services are substantially the same and have the same pattern of transfer over the life of the contract.

The Company’s services include providing end-to-end video engagement solutions that provide a fast, intuitive and powerful platform of marketing tools that create more intent-driven videos, webinars, virtual events and other digital and in-person marketing campaigns.

As noted within the SOW’s and invoices, agreements range from monthly, to annual, to multi-year and Banzai generally provides for net 30-day payment terms with the payment made directly through check or electronic means.

Banzai’s Management believes its exposure to credit risk is sufficiently mitigated by collection through credit card sales or direct payment from established clients.

The Company follows the provisions of ASC 606, under which the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognize revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

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

OpenReel

The OpenReel product offers subscription-based software as a service (SaaS) offerings to enterprise, media, entertainment and agency teams to remotely control, direct, script, film, and collaborate on high definition video projects from a mobile device or webcam. The Company enters into fixed price subscription contracts with customers, which can be monthly, annual, or multi-year agreements which auto-renew without discount for additional periods of the same duration as the initial term, unless either party requests termination in writing at least thirty (30) days prior to the end of the initial service term. The subscription revenues are recognized ratably over the term of the service agreement, which is considered an output method, as the obligation of hosting the SaaS product is fulfilled over the course of the agreement. The Company does not charge for implementation or recognize any revenues upfront due to minimal effort required. There are no financing components and payments are typically net 30 of date of receipt of invoice, or typically net 90 date of receipt of invoice for customers on multi-year subscription agreement contracts. It is nearly 100% certain that a significant revenue reversal will not occur.

Service Trade Revenue

The Company has one customer for which the customer is also a vendor. For this one customer, the Company exchanged services for approximately $239,000 and $375,000, during the years ended December 31, 2024 and 2023, respectively.

Disaggregation of Revenue

The following table summarizes revenue by region based on the billing address of customers for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas	$2,564,074	57%	$2,677,050	59%
Europe, Middle East and Africa (EMEA)	1,492,561	33%	1,511,886	33%
Asia Pacific	471,244	10%	372,364	8%
Total	$4,527,879	100%	$4,561,300	100%

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

	Opening Balance	Closing Balance	Opening Balance	Closing Balance
	1/1/2024	12/31/2024	1/1/2023	12/31/2023
Accounts receivable, net	$105,049	$936,321	$68,416	$105,049

Costs to Obtain a Contract

Sales commissions, the principal costs incurred to obtain a contract, are earned when the contract is executed. Management has capitalized these costs and amortized the commission expense over time in accordance with the related contract's term. For the years ended December 31, 2024 and 2023, commission expenses were $270,335 and $299,450, respectively.

Capitalized commissions at the years ended December 31, 2024 and 2023 were $31,504 and $51,472, respectively, and are included within prepaid expenses and other current assets on the consolidated balance sheets.

The following summarizes the costs to obtain a contract activity during the years ended December 31, 2024 and 2023:

Balance - December 31, 2022	$69,737
Commissions Incurred	242,810
Deferred Commissions Recognized	(261,075)
Balance - December 31, 2023	51,472
Commissions Incurred	180,141
Deferred Commissions Recognized	(200,109)
Balance - December 31, 2024	$31,504

8. Fair Value Measurements

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the periods ended December 31, 2024 and the year ended December 31, 2023. The carrying amount of accounts payable approximated fair value as they are short term in nature.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis at December 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2024	December 31, 2023
Assets:
Bifurcated embedded derivative asset - related party	3	$63,000	$—
Definite-lived intangibles*	3	$3,903,320	$—
Definite-lived intangibles**	3	$3,883,853	$—
Goodwill - OpenReel (Note 5)*	3	$19,526,409	$—
Goodwill**	3	$18,972,475	$2,171,526
Liabilities:
Warrant liabilities - public	1	$2,300	$575,000
GEM warrant liabilities	3	$15,000	$641,000
Yorkville convertible note	3	$—	$1,766,000
Agile term notes	3	$3,143,000	$—
1800 Diagonal convertible notes	3	$432,000	$—

* Certain assets measured at the acquisition date

** Measured at year-end impairment testing

Warrant Liability - Public Warrants

The Company assumed Public Warrants in the Merger, exercisable into 230,000 shares of Common A Common Stock, which were outstanding as of December 31, 2024 and December 31, 2023. The fair values of the Public Warrants are measured based on the listed market price of such warrants through December 31, 2024. See Note 15 - Warrant Liabilities for further details.

As of December 31, 2024, the Company recognized a gain of approximately $572,700 resulting from changes in the fair value of the derivative warrant liabilities, presented as change in fair value of warrant liabilities - related party in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the Public Warrants liability which are Level 1 financial liabilities that are measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2023	$575,000
Change in fair value	(572,700)
Balance at December 31, 2024	$2,300

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

As of December 31, 2024, the Company recognized a gain of approximately $626,000, resulting from changes in the fair value of the derivative warrant liabilities, presented as change in fair value of warrant liabilities in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the GEM Warrants liability which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2023	$641,000
Change in fair value	(626,000)
Balance at December 31, 2024	$15,000

Yorkville Convertible Notes

The measurement of fair value of the Yorkville convertible notes were determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, term, volatility, risk-free rate, and probability of optional redemption). Refer to Note 14 - Debt for further details.

As of December 31, 2024, the Company recognized a loss of approximately $693,000 resulting from changes in the fair value of the Yorkville convertible notes, presented as change in fair value of convertible promissory notes in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the Yorkville convertible notes which is a Level 3 financial liability measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2023	$1,766,000
Issuance of Yorkville convertible note	2,250,000
Loss on debt issuance	171,000
Payment in shares to settle Yorkville convertible notes	(4,130,000)
Repayment in cash of Yorkville convertible notes	(750,000)
Change in fair value	693,000
Balance at December 31, 2024	$—

Bifurcated Embedded Derivative Assets and Liabilities

The fair value of the embedded put options, relating to the Convertible Notes - Related Party, Convertible Notes, and Term and Convertible Notes (CP BF), was determined using a Black Scholes option pricing model. Estimating fair values of embedded conversion features requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Because the embedded conversion features are initially and subsequently carried at fair values, the Company’s consolidated statements of operations will reflect the volatility in these estimate and assumption changes. On December 14, 2023, all outstanding principal and accrued interest, including the carrying value of any related embedded derivative, related to the Related Party Convertible Notes and Third Party

Convertible Notes converted into the Company’s Class A Common Stock pursuant to the close of the Merger Agreement, terminating the embedded derivative.

The following table sets forth a summary of the changes in the fair value of the bifurcated embedded derivative liabilities for the year ended December 31, 2023, related to the Related Party and Third Party Convertible Debt, respectively, which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Fair Value
	Related Party	Third Party
Balance at December 31, 2022	$1,936,827	$845,473
Issuance of convertible notes with bifurcated embedded derivative	1,126,451	559,390
Change in fair value	(3,063,278)	(1,404,863)
Balance at December 31, 2023	$—	$—

The fair value of the embedded put options, relating to the Convertible Note to CP BF issued on September 23, 2024, was determined using a Black Scholes option pricing model. Estimating fair values of embedded conversion features requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Because the embedded conversion features are initially and subsequently carried at fair values, the Company’s consolidated statements of operations will reflect the volatility in these estimate and assumption changes. The bifurcated embedded derivative net asset was $63,000 as of December 31, 2024. Refer to Note 14 - Debt for further details.

The following table sets forth a summary of the changes in the fair value of the bifurcated embedded derivative asset for the year ended December 31, 2024, relating to the Convertible Note to CP BF issued on September 23, 2024, which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

Fair Value
CP BF Convertible
Issuance of convertible notes with bifurcated embedded derivative asset	$12,000
Change in fair value	51,000
Balance at December 31, 2024	$63,000

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

The fair value of the SAFEs was determined using a scenario-based method for the pre-modification SAFE's and a Monte Carlo simulation method for the post-modification SAFEs. The value of the SAFE liability as of December 31, 2023 is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the SAFEs on the date of issuance was determined to be $3,836,000. On December 14, 2023, all outstanding principal related to the Third Party SAFEs and Related Party SAFEs converted into the Company’s Class A Common Stock pursuant to the close of the Merger Agreement. Upon the conversion described above, the SAFEs were $0 as of December 31, 2024 and December 31, 2023, respectively. Refer to Note 16 - Simple Agreements for Future Equity for further details.

The following tables set forth a summary of the activity of the Related Party and Third Party SAFE liabilities, respectively (See Note 16 - Simple Agreements for Future Equity for further detail), which represents a recurring fair value measurement at the end of the relevant reporting period:

	Fair Value
	Related Party	Third Party
Balance at December 31, 2022	$8,802,196	$663,804
Change in fair value	(2,752,430)	(207,570)
Conversion on SAFEs	(6,049,766)	(456,234)
Balance at December 31, 2023	$—	$—

Term Notes (Agile)

On July 22, 2024, September 13, 2024, and December 12, 2024, the Company entered into term loan promissory note agreements with Agile Lending, LLC, and Agile Capital Funding, LLC, as the collateral agent, as discussed further in Note 14 of the notes to the consolidated financial statements.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024. The Company classified the Agile Term Notes as a Level 3 fair value measurement and used a discounted cash flow model to calculate the fair values as of July 22, 2024, September 13, 2024, and December 12, 2024, respectively, and for each subsequent reporting period. Key inputs for the valuation are summarized below. The discounted cash flow model uses inputs such as the contractual term of the note and a market participant interest rate.

The range of key inputs at issuance of the Agile term notes and for the period ended December 31, 2024, were as follows:

	July Agile Note		September Agile Note		December Agile Note
Key Inputs	July 22, 2024	December 12, 2024	September 13, 2024	December 12, 2024	December 12, 2024	December 31, 2024
Contractual term (years)	0.55	-	0.48	0.43	0.61	0.56
Interest rate	18.92%	9.30%	14.37%	9.33%	9.48%	10.13%

Refer to Note 14 - Debt, for a summary of the changes in the fair value of the Agile term notes which is a Level 3 financial liability measured at fair value on a recurring basis.

Convertible Notes (1800 Diagonal)

On August 16, 2024, September 24, 2024, and December 10, 2024, the Company entered into convertible promissory notes with 1800 Diagonal Lending, LLC, as discussed further in Note 14 of the notes to the consolidated financial statements.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024. The Company classified the Notes as a Level 3 fair value measurement and used the Black-Scholes option pricing model to calculate the fair values as of August 16, 2024, September 24, 2024, and December 10, 2024, respectively and for each subsequent reporting period. Key inputs for the simulation are summarized below. The Black-Scholes simulation uses inputs such as the stock price, volatility, the contractual term of the note, risk free interest rates and dividend yields.

The range of key inputs for the Black-Scholes simulations at issuance of the 1800 Diagonal convertible notes and for the year ended December 31, 2024, were as follows:

	August 1800 Diagonal Note		September 1800 Diagonal Note		December 1800 Diagonal Note
Key Inputs	August 16, 2024	December 31, 2024	September 24, 2024	December 31, 2024	December 10, 2024	December 31, 2024
Stock price	$5.58	$1.53	$8.24	$1.53	$2.05	$1.53
Contractual term (years)	0.84	0.46	0.86	0.59	0.86	0.80
Risk-free rate	5.00%	4.25%	4.34%	4.23%	4.29%	4.19%
Volatility(1)	114%	191%	192%	264%	222%	232%
Maturity probability	80%	80%	80%	80%	75%	75%
Default probability	20%	20%	20%	20%	25%	25%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

(1) The Company utilized historical equity volatility in measurement of the fair value of the notes.

Refer to Note 14 - Debt, for a summary of the changes in the fair value of the 1800 Diagonal convertible notes which is a Level 3 financial liability measured at fair value on a recurring basis.

Business Combination, including Definite-Lived Intangibles

The significant unobservable inputs used in our level 3 fair value measurement of business combinations, including definite-lived intangibles at the acquisition date (Note and 5) are as follows:

Area	Valuation Techniques	Unobservable Input	2024	2023
Business Combination (Note 5)	Various *	Growth rate	5.8%	None
		Weighted average cost of capital	13.5%	None
		Internal rate of return	11.3%	None

Customer Relationship (Note 5)	Distributor method	Long-term revenue growth rate	5.8%	None
		Revenue growth attributable to exiting customers	50.0%	None
		Existing customer attrition	20.0%	None
		Distributor EBITA margin	7.5%	None
		Contributory asset charges rate	0.9% - 1.4%	None
		Weighted average cost of capital	13.5%	None

Trade name (Note 5)	Relief-from-royalty method	Long-term revenue growth rate	5.8%	None
		Royalty rate	2.0%	None
		Contributory asset charges rate	1.5%	None
		Weighted average cost of capital	13.5%	None

Technology (Note 5)	Multi-period excess earnings method	Long-term revenue growth rate	5.8%	None
		R&D expense for new developed technology	12.5%	None
		Developed technology obsolescence rate	30.0%	None
		Contributory asset charges rate	0.2% - 2.3%	None
		Weighted average cost of capital	13.5%	None

* Includes all of the valuation techniques for each of the fair valued assets above as of the acquisition date (Note 5)

Goodwill

The significant unobservable inputs used in our level 3 fair value measurement of goodwill as of our annual impairment assessment date of December 31, 2024, are as follows (Notes 3 and 11):

Area	Valuation Techniques	Unobservable Input	2024	2023
Goodwill	Discounted cash flow	Long-term revenue growth rate	5.8%	None
		Cost of sales as a percentage of revenue	13.9%	None
		Gross profit margin	86.1%	None
		Operating expenses as a percentage of revenue	49.5% - 74.5%	None
		EBITDA margin	11.6% - 36.6%	None
		EBITDA growth rate	3.0% - 45.9%	None
		Weighted average cost of capital	13.5%	None

	Market - Guideline public company	Revenue multiples	2.9x - 3.10x	None
		Weighting	25.0% - 50.0%	None

	Market - Guideline transaction	Revenue multiple	3.25x	None

9. Property and Equipment

Property and equipment, net consisted of the following at the dates indicated:

	December 31, 2024	December 31, 2023
Computers and equipment	$34,474	$30,867
Less: accumulated depreciation	(30,935)	(26,223)
Property and equipment, net	$3,539	$4,644

Depreciation expense for the year ended December 31, 2024 and 2023 was $4,712 and $7,160 respectively.

10. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at the dates indicated:

	December 31, 2024	December 31, 2023
Prepaid expenses and other current assets:
Prepaid commissions	$31,504	$51,472
Service Trade	239,041	364,384
Prepaid insurance costs	130,345	17,661
Prepaid consulting costs	76,767	120,332
Prepaid software costs	59,855	29,887
Prepaid advertising and marketing costs	29,133	11,074
Prepaid merchant fees	26,690	26,224
Prepaid data license and subscription costs	3,125	53,124
Other current assets	47,214	66,997
Total prepaid expenses and other current assets	$643,674	$741,155

11. Goodwill

The following is a summary of goodwill by reportable segment as of and for the years ended December 31, 2024 and 2023:

	Banzai Operating Co.	OpenReel	Consolidated
Goodwill - December 31, 2023	$2,171,526	$—	$2,171,526
Additions to goodwill (Note 5)	—	19,526,409	19,526,409
Accumulated impairment losses	—	—	—
Impairment	—	(2,725,460)	(2,725,460)
Goodwill - December 31, 2024	$2,171,526	$16,800,949	$18,972,475

We identify our reporting units in accordance with the FASB ASC Subtopic 280. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies. The discounted cash flow methodology is a widely accepted valuation technique utilized by market participants in the transaction evaluation process and has been applied consistently. We also considered our market capitalization at December 31, 2024 and December 31, 2023, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. Management further supports its conclusions by assessing a combination of an income valuation methodology, comprising a discounted cash flow analysis and market valuation methodologies, comprising the guideline public company and guideline transaction methods. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technology development expenses, technical advances, and inflation. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record additional impairment charges in the future.

At December 31, 2023, the Company had one operating segment which was deemed to be its only reporting unit, and as such goodwill was allocated to that one reporting unit and the carrying value was determined based on the equity of the entire company for purposes of evaluating goodwill impairment. As of December 31, 2023, the reporting unit had a negative carrying value. No impairment of goodwill was identified as of December 31, 2023.

At December 31, 2024, as the Company has two operating segments which were deemed to be its reporting units, goodwill is allocated to each reporting unit and the carrying value of each reporting unit is determined based on the present value of the reporting unit's specific discounted cash flows for purposes of evaluating goodwill impairment. As of December 31, 2024, the date of the last goodwill impairment analysis, the Banzai Operating Co. reporting unit had a negative carrying value, and no impairment to goodwill was identified as of December 31, 2024. As of December 31, 2024, the OpenReel reporting unit had a carrying value that exceeded the fair value of the reporting unit. As such an impairment to goodwill $2.7 million was identified as of December 31, 2024.

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at the dates indicated:

	December 31, 2024	December 31, 2023
Accrued expenses and other current liabilities:
Accrued accounting and professional services costs	$2,419,829	$1,511,889
Sales tax payable	452,508	314,873
Accrued legal costs	315,764	2,694,439
Excise tax payable	223,717	223,717
Accrued payroll and benefit costs	207,970	185,504
Accrued streaming service costs	51,308	37,765
Accrued subscription costs	46,759	22,110
Deposits	—	54,102
Other current liabilities	173,163	149,841
Total accrued expenses and other current liabilities	$3,891,018	$5,194,240

13. Deferred Revenue

Deferred revenue represents amounts that have been collected in advance of revenue recognition and is recognized as revenue when transfer of control to customers has occurred or services have been provided. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable revenue agreements. Differences between the revenue recognized per the below schedule, and the revenue recognized per the consolidated statement of operations, reflect amounts not recognized through the deferred revenue process, and which have been determined to be insignificant. For the years ended December 31, 2024 and 2023, the Company recognized $1,214,096 and $930,436 in revenue that was included in the prior year deferred revenue balance, respectively.

The change in total deferred revenue was as follows for the periods indicated:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Deferred revenue, beginning of period	$1,214,096	$930,436
Billings	4,362,730	4,781,924
Revenue recognized (prior year deferred revenue)	(1,214,096)	(930,436)
Revenue recognized (current year deferred revenue)	(3,091,333)	(3,567,828)
OpenReel deferred revenue - short-term	2,663,230	—
Deferred revenue - short-term, end of period	3,934,627	1,214,096
OpenReel deferred revenue - long-term	117,643	—
Deferred revenue - short-term and long-term, end of period	$4,052,270	$1,214,096

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

Conversion of Related Party Convertible Notes

On December 14, 2023, all outstanding principal and accrued interest, net of the remaining debt discount, related to the Related Party Convertible Notes, totaling $7,271,368 converted into 22,929 shares the Company’s Class A Common Stock pursuant to the close of the Merger Agreement and application of the exchange ratio.

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

Conversion of Third Party Convertible Notes

On December 14, 2023, all outstanding principal and accrued interest, net of the remaining debt discount, related to the Third Party Convertible Notes, totaling $3,346,232 converted into 10,598 shares the Company’s Class A Common Stock pursuant to the close of the Merger Agreement and application of the exchange ratio.

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

Promissory Notes

Promissory Notes - Related Party

On August 30, 2023, the Company issued a subordinate promissory note (“Alco August Promissory Note”) in the aggregate principal amount of $150,000 to Alco Investment Company, a related party. Alco held its ownership of over 10% of the issued equity of the Company, through its ownership of Series A preferred stock. The Alco August Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on April 29, 2024. The Company recorded a $3,711 debt discount upon issuance of the Alco August Promissory Note. For the year ended December 31, 2024, interest expense on the Alco August Promissory Note totaled $11,284, comprised of $8,022 of contractual accrued interest and $3,261 for the amortization of the discount. For the year ended December 31, 2023, interest expense on the Alco August Promissory Note totaled $4,494, comprised of $4,044 of contractual accrued interest and $450 for the amortization of the discount. As of December 31, 2024 the Alco August Promissory Note was converted in full (see below). As of December 31, 2023, $150,000 of principal and $4,044 of accrued interest was outstanding under the Alco August Promissory Note recorded in note payable - related party, net of discount on the consolidated balance sheets.

On September 13, 2023, the Company issued a subordinate promissory note (“Alco September Promissory Note”) in the aggregate principal amount of up to $1,500,000 to Alco Investment Company, a related party. The Alco September Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest were due and payable on September 30, 2024, however the due date was extended and the debt subsequently settled (see below). The Company recorded $8,588 of debt issuance costs and a $638,808 debt discount upon issuance of the Alco September Promissory Note, relating to the share transfer agreements, see below. For the year ended December 31, 2024, interest expense on the Alco September Promissory Note totaled $283,188, comprised of $92,822 of contractual accrued interest and $190,366 for the amortization of the discount. For the year ended December 31, 2023, interest expense on the Alco September Promissory Note totaled $478,815, comprised of $30,575 of contractual accrued interest and $448,240 for the amortization of the discount. As of December 31, 2024 the Alco September Promissory Note was converted in full (see below). As of December 31, 2023, $1,500,000 of principal and $30,575 of accrued interest was outstanding under the Alco September Promissory Note recorded in note payable - related party, net of discount on the consolidated balance sheets.

On November 16, 2023, the Company issued a subordinate promissory note (“Alco November Promissory Note”) in the aggregate principal amount of up to $750,000 to Alco Investment Company, a related party. The Alco November Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest were due and payable on April 13, 2024, however the due date was extended and the debt subsequently settled (see below). The Company recorded a $363,905 debt discount upon issuance of the Alco November Promissory Note relating to the share transfer agreements, see below. For the year ended December 31, 2024, interest expense on the Alco November Promissory Note totaled $321,189, comprised of $43,891 of contractual accrued interest and $277,298 for the amortization of the discount. For the year ended December 31, 2023, interest expense on the Alco November Promissory Note totaled $94,005, comprised of $7,397 of contractual accrued interest and $86,608 for the amortization of the discount. As of December 31, 2024 the Alco November Promissory Note was converted in full (see below). As of December 31, 2023, $750,000 of principal and $7,397 of accrued interest was outstanding under the Alco November Promissory Note recorded in note payable - related party, net of discount on the consolidated balance sheets.

On December 13, 2023, the Company issued a subordinate promissory note (“Alco December Promissory Note”) in the aggregate principal amount of up to $2,000,000 to Alco Investment Company, a related party. The Alco December Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on December 31, 2024. The Company recorded a $1,496,252 debt discount upon issuance of the Alco December Promissory Note, relating to the share transfer agreements, see below. For the year ended December 31, 2024, interest expense on the Alco December Promissory Note totaled $936,941, comprised of $117,040 of contractual accrued interest and $819,901 for the amortization of the discount. For the year ended December 31, 2023, interest expense on the Alco December Promissory Note totaled $39,087, comprised of $7,890 of contractual accrued interest and $31,197 for the amortization of the discount. As of December 31, 2024 the Alco December Promissory Note was converted in full (see below). As of December 31, 2023, $2,000,000 of principal and $7,890 of accrued interest was outstanding under the Alco December Promissory Note recorded in note payable – related party, net of discount on the consolidated balance sheets.

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

April 2024 and May 2024 Amendment

On April 18, 2024, the Company amended the Alco August Promissory Note and Alco November Promissory Note to extend the maturity dates of each note to May 31, 2024 (the "Alco April 2024 Amendment"). On May 30, 2024, both parties agreed to again amend the Alco August Promissory Note and Alco November Promissory Note to further amend the maturity date to the earlier of (a) August 29, 2024 or (b) the closing of the next transaction (an “Offering”) in which the Company sells any of its Common Stock for cash with net proceeds of $4,000,000 or greater or if the holder acquires Common Stock in an amount not less than the then outstanding balance of the Alco August Promissory Note and Alco November Promissory Note (the "Alco May 2024 Amendment"). The Company evaluated the terms of both the Alco April 2024 Amendment and Alco May 2024 Amendment (the "Alco 2024 Amendments") in accordance with ASC 470-60, Troubled Debt Restructurings, and ASC 470-50, Debt Modifications and Extinguishments. The Company determined that the Company was granted a concession by the lender based on the decrease of the effective borrowing rate on the Alco 2024 Amendments. Accordingly, the Company accounted for the Alco 2024 Amendments as troubled debt restructurings by calculating a new effective interest rate for the Alco 2024 Amendments based on the carrying amount of the debt and the present value of the revised future cash flows payment streams. The troubled debt restructurings did not result in recognition of a gain or loss in the consolidated statement of operations but does impact interest expense recognized in the future.

September 2024 Alco Promissory Note Conversion and Settlement

On September 19, 2024, the Company and Alco agreed to convert an aggregate balance of $4,711,681 of debt inclusive of principal and accrued interest, representing the aggregate total balance outstanding to Alco as of that date (excluding the carrying value of debt discounts), into 282,420 shares of Class A Common Stock, Warrants to purchase up to 1,331,340 shares of Class A Common Stock and Pre-Funded Warrants to purchase up to 1,048,920 shares of Class A Common Stock (collectively, the “Alco Securities”), and in full settlement of the balance outstanding to Alco. The Company recognized the issuance of the Alco Securities, on September 19, 2024, in full settlement of all amounts owing to Alco. The grant date fair value of the Class A Common Stock, Warrants to purchase shares of Class A Common Stock and Pre-Funded Warrants to purchase shares of Class A Common Stock, were determined to be $1,098,614, $3,687,812, and $4,080,194, respectively. As a result of this transaction, the Company recognized a loss on extinguishment of $4,808,882, as of September 23, 2024, which was recognized as loss on conversion and settlement of Alco promissory notes per the condensed consolidated statement of operations.

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

As of December 31, 2024, the Company has issued an aggregate of 190,001 shares of Class A Common Stock to GEM in lieu of monthly payment obligations and the remaining balance of the GEM Promissory Note as of December 31, 2024 is $215,057 recorded in the convertible notes line on the consolidated balance sheet. The Company notes the GEM Promissory Note is in default as the Company failed to make the required payments under the agreement. The remaining balance of $215,057 outstanding as of December 31, 2024 was settled in cash during Q1 2025 and there is no outstanding balance as of March 31, 2025.

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

On February 5, 2024, the Company and Yorkville entered into a supplemental agreement (the “SEPA Supplemental Agreement”) to increase the amount of convertible promissory notes allowed to be issued under SEPA by $1,000,000 (the “Additional Pre-Paid Advance Amount”), for an aggregate principal amount of $4,500,000 to be advanced by Yorkville to the Company in the form of convertible promissory notes. On February 5, 2024 in exchange for a promissory note in the principal amount of $1,000,000 (the “February Yorkville Promissory Note”), with the same terms as the December Yorkville Convertible Note, the Company received net proceeds of $900,000 after an original issue discount of $100,000.

On March 26, 2024, the Company, in exchange for a convertible promissory note with a principal amount of $1,500,000 (the "March Yorkville Promissory Note" and, together with the December Yorkville Convertible Note and February Yorkville Promissory Note the" Yorkville Promissory Notes"), received net proceeds of $1,250,000 after an original issue discount of $250,000 from Yorkville.

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

The Yorkville Promissory Notes have a maturity date (as modified by the Floor Price Reduction Agreement) of January 17, 2025, and accrue interest at 0% per annum, subject to an increase to 18% per annum upon events of default as defined in the agreement. As of December 31, 2024, no events of default have occurred.

Yorkville has the right to convert any portion of the outstanding principal into shares of Class A common stock at any time subsequent to the Stand-still Period through maturity. The number of shares issuable upon conversion is equal to the amount of principal to be converted (as specified by Yorkville) divided by the Conversion Price (as defined in the Standby Equity Purchase Agreement disclosure in Note 18). Yorkville will not have the right to convert any portion of the principal to the extent that after giving effect to such conversion, Yorkville would beneficially own in excess of 9.99% of the total number of shares of Class A common stock outstanding after giving effect to such conversion.

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

During the year ended December 31, 2024, $2,000,000 of the full outstanding principal under the December Yorkville Convertible Note, respectively, was converted into 275,383 shares of Class A Common stock of the Company. During the year ended December 31, 2024, the full principal amount of $1,000,000 under the February Yorkville Promissory Note was converted into 28,910 Class A Common stock of the Company. During the year ended December 31, 2024, the full outstanding principal amount of $750,000 under the March Yorkville Promissory Note was converted into 149,863, Class A Common stock of the Company.

As of December 31, 2024 and December 31, 2023, the principal amount outstanding under the Yorkville Promissory Notes was $0 and $2,000,000, respectively. During the year ended December 31, 2024, the Company recorded interest expense of $80,760 in connection with the Yorkville Promissory Notes, all of which was related to the Premium Advance.

The Yorkville Promissory Notes are required to be measured at fair value pursuant to ASC 480 Distinguishing Liabilities from Equity ("ASC 480") at the date of issuances and in subsequent reporting periods, due to the variable share-settled feature described above in which, if converted, the value to be received by Yorkville fluctuates based on something other than the fair value of the Company’s common stock. The fair value of the Yorkville Promissory Notes as of December 31, 2024 and December 31, 2023 was $0 and $1,766,000, respectively. The Company used a Monte Carlo simulation model in order to determine the Yorkville Promissory Note’s fair value at December 31, 2023, with the following inputs: the fair value of the Company's common stock of $1.88 on December 31, 2023, estimated equity volatility of 71%, the time to maturity of 0.46 years, a discounted market interest rate of 14%, a risk free rate of 5.28%, and probability of optional redemption 10.0%.

During the year ended December 31, 2024 and 2023, the Company recorded a loss of $693,000 and a gain of $34,000, respectively, related to the change in fair value of the Yorkville Promissory Notes liability, respectively. As of December 31, 2024, the full outstanding balances of the Yorkville Promissory Notes have been converted into the Company's Class A Common stock and repaid.

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

The effective interest rate for the Term Note was 16% for the year ended December 31, 2024 and 2023. Discounts to the principal amounts, relating to the debt issuance costs and embedded features, are included in the carrying value of the Convertible Notes and amortized to interest expense over the remaining term of the underlying debt. For the year ended December 31, 2024, interest expense on the Term Note totaled $851,175, comprised of $772,550 of contractual interest and $78,625 for the amortization of the discount. For the year ended December 31, 2023, interest expense on the Term Note totaled $1,140,106, respectively, comprised of $1,058,230 of contractual interest and $81,876 for the amortization of the discount.

The effective interest rate for the CP BF Convertible Note and First Amendment Convertible Note was 16% for the year ended December 31, 2024 and 2023. For the year ended December 31, 2024, interest expense on the Convertible Notes totaled $350,430 comprised of $325,818 of contractual interest and $24,612 for the amortization of the discount. For the year ended December 31, 2023, interest expense on the Convertible Notes totaled $422,507, comprised of $395,575 of contractual interest and $26,932 for the amortization of the discount.

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

The Company may voluntarily prepay the principal of the 2024 CP BF Convertible Note, in accordance with their terms, in whole or in part at any time. On the date of any such prepayment, the Company will owe to Lender: (i) all accrued interest with respect to the principal amount so prepaid through the date the prepayment is made and (ii) the Exit Fee with respect to the principal amount so prepaid, calculated as 1.0% of the outstanding principal balance of the loans, with only the portion of the principal balance so converted counted for purposes of determining the applicable Exit Fee; and provided further, that, in the event of a partial prepayment of the loans, the Exit Fee shall be calculated on the principal amount so repaid and not on the entire outstanding principal balance thereof, and (iii) all other Obligations, if any, that shall have become due and payable hereunder with respect to the principal amount so prepaid. The 2024 CP BF Convertible Note obtain features that relate to the mandatory prepayment, either partially or in whole, upon certain contingent events.

The embedded redemption put feature upon a Prepayment and Default Interest triggering events that are unrelated to the creditworthiness of the Company are not clearly and closely related to the debt host instrument, were separated and bundled together, as a derivative and assigned probabilities of being affected and initially measured at fair value in the amount of $12,000. Subsequent changes in fair value of the feature will be recognized as a gain or loss in the Consolidated Statement of Operations. The fair value of the bifurcated derivative asset was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative (See Note 8 - Fair Value Measurements). For the year ended December 31, 2024, the fair value of the bifurcated derivatives totaled to $51,000. The Company recorded a gain related to the change in fair value of the bifurcated derivatives of $51,000 for the year ended December 31, 2024.

In October 2024, CP BF exercised its optional conversion option in which it received 55,600 Class A Common Stock at the fixed conversion price per share of $3.89 in satisfaction of $216,284 of the Companies obligations under the 2024 CP BF Convertible Note.

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

As further discussed in Note 18 - Equity, on September 24, 2024, the Company entered into a securities purchase agreement with an institutional investor for the issuance and sale in a private placement with gross proceeds to the Company of approximately $4.6 million. One of the contingent redemption features in the 2024 CP BF Convertible Note relates to the Company prepaying, either partially or in whole, the obligations in an aggregate amount upon the sale of the Company's capital stock equal to 20% of the cash proceeds in excess of $3,000,000. The Company paid a total of $283,315 of which satisfied outstanding principal under the 2024 CP BF Convertible Note.

The effective interest rate for the 2024 CP BF Convertible Note was approximately 15.4% for the year ended December 31, 2024. For the year ended December 31, 2024, interest expense on the 2024 CP BF Convertible Note totaled $368,525 consisting of $369,459 of contractual interest offset by $934 of amortization of the debt premium.

The following table presents the 2024 CP BF Convertible Note as of December 31, 2024:

Face value of the CP BF convertible notes	$8,758,775
Debt premium, net	11,066
Carrying value of the CP BF convertible notes	8,769,841
Accrued interest	369,459
Prepayments made	(283,315)
Conversions	(216,284)
Total CP BF convertible notes and accrued interest	$8,639,701

The following table presents the Old CP BF convertible notes as of December 31, 2024:

Face value of the CP BF convertible notes	$1,821,345
Debt discount, net	(17,370)
Carrying value of the CP BF convertible notes	1,803,975
Accrued interest	1,240,297
Carrying value of the CP BF term note extinguished	(3,044,272)
Total CP BF convertible notes and accrued interest	$—

The following table presents the Old CP BF convertible notes as of December 31, 2023:

Face value of the CP BF convertible notes	$1,821,345
Debt discount, net	(41,983)
Carrying value of the CP BF convertible notes	1,779,362
Accrued interest	914,479
Total CP BF convertible notes and accrued interest	$2,693,841

The following table presents the Old CP BF term note as of December 31, 2024:

Face value of the CP BF term note	$6,500,000
Debt discount, net	(50,961)
Carrying value of the CP BF term note	6,449,039
Accrued interest	853,451
Carrying value of the CP BF term note extinguished	(7,302,490)
Total CP BF term note and accrued interest	$—

The following table presents the Old CP BF term note as of December 31, 2023:

Face value of the CP BF term note	$6,500,000
Debt discount, net	(129,586)
Carrying value of the CP BF term note	6,370,414
Accrued interest	289,373
Total CP BF term note and accrued interest	$6,659,787

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

On December 12, 2024, the Company issued a subordinated secured promissory note (the “December Agile Note”) for an aggregate principal amount of $2,400,000 and received $1,782,438 of proceeds, net of administrative agent fees of $120,000 paid to the collateral agent, and net of payments to Agile Lending, LLC of $319,500 and $178,063 in respect to early prepayment of the remaining outstanding balances of the July Agile Note and September Agile Note, with a maturity date on the December Agile Note of July 10, 2025. The December Agile Note bears interest at a rate of 44%, and interest will be calculated on a three hundred and sixty (360) day year based on the actual number of days lapsed, and interest shall accrue on the December Agile Note commencing on and including the effective date pursuant to the December Agile Note Agreement’s weekly repayment and amortization schedule.

Upon the modification on December 12, 2024, the Company evaluated the debt modification guidance, determining that the modification is an extinguishment of the existing July Agile Note and September Agile Note due to the terms of the December Agile Note being substantially different from the terms of the July and September Agile Notes. As a result, the Company recorded a loss on debt extinguishment of $1,071,563.

The July Agile Note, the September Agile Note, and the December Agile Note are together referred to as the “Agile Notes”.

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

Interest expense on the Agile Notes totaled $100,095 for the year ended December 31, 2024 and is included in the fair value of the notes.

The following presents the Agile Notes as of December 31, 2024:

Fair Value
Balance at December 31, 2023	$—
Issuance of Agile term notes	3,450,000
Loss on debt issuance	390,000
Loss on restructuring	1,071,563
Repayments in cash	(1,857,151)
Change in fair value	88,588
Balance at December 31, 2024	$3,143,000

Outstanding principal balance as of December 31, 2024	$2,269,695
Accrued interest as of December 31, 2024	$100,095

Convertible Notes (1800 Diagonal)

On August 16, 2024, the Company entered into a securities purchase agreement and promissory note agreement (the "August Securities Purchase Agreement") with 1800 Diagonal Lending LLC (“Lender”). On August 16, 2024 the Company issued a promissory note (the “August 1800 Diagonal Note”) for an aggregate principal amount of $184,000 and received $152,000 of proceeds, net of an original issue discount of $24,000 and issuance costs of $8,000 for due diligence and legal fees, with a maturity date of June 15, 2025. The August Securities Purchase Agreement stipulates that the Company and Lender may mutually agree to enter into additional tranches of promissory notes over the 12 month period commencing on August 16, 2024, up to an aggregate total of $750,000. The stated interest rate on the August Note is 12% per annum, and interest shall accrue on the August Note commencing on and including the issuance date pursuant to the August Agreement's monthly repayment and amortization schedule.

On September 24, 2024, the Company issued a second promissory note (the “September 1800 Diagonal Note”) for an aggregate principal amount of $124,200 and received $100,000 of proceeds, net of an original discount of $16,200 and issuance costs of $8,000 for due diligence and legal fees, with a maturity date of July 30, 2025. The stated interest rate on the September Note is 12% per annum, and interest shall accrue on the September Note commencing on and including the issuance date pursuant to the September Note Agreement's repayment and amortization schedule.

On December 10, 2024, the Company issued a third promissory note (the “December 1800 Diagonal Note”) for an aggregate principal amount of $124,200 and received $100,000 of proceeds, net of an original discount of $16,200 and issuance costs of $8,000 for due diligence and legal fees, with a maturity date of October 15, 2025. The stated interest rate on the December Note is 12% per annum, and interest shall accrue on the December Note commencing on and including the issuance date pursuant to the December Note Agreement's repayment and amortization schedule.

The August 1800 Diagonal Note, the September 1800 Diagonal Note, and the December 1800 Diagonal Note are together referred to as the “1800 Diagonal Notes”.

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

Interest expense on the 1800 Diagonal Notes totaled approximately $12,251 for the year ended December 31, 2024 and is included in the fair value of the notes.

The following table presents the 1800 Diagonal Notes as of December 31, 2024:

Fair Value
Balance at December 31, 2023	$—
Issuance of 1800 Diagonal convertible notes	432,400
Loss on debt issuance	92,208
Repayments in cash	(82,432)
Change in fair value	(10,176)
Balance at December 31, 2024	$432,000

Outstanding principal balance as of December 31, 2024	$370,886
Accrued interest as of December 31, 2024	$15,935

15. Warrant Liabilities

Public Warrants

The Company assumed Public Warrants in the Merger, exercisable into 230,000 shares of Common Stock of the Company, and which remained outstanding as of December 31, 2024. The Public Warrants have an exercise price of $575.00 per share, subject to adjustments, and will expire five years from the Merger Closing Date. The exercise price and number of shares of Class A Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation.

The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A Common Stock underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration, or a valid exemption from registration is available. No Public Warrant will be exercisable and the Company will not be obligated to issue a share of Class A Common Stock upon exercise of a Public Warrant unless the shares of Class A Common Stock issuable upon such Public Warrant exercise has been registered, qualified, or deemed to be exempt under the securities laws of the state of of the registered holder of the Public Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Public Warrant, the holder of such Public Warrant will not be entitled to exercise such Public Warrant and such Public Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Public Warrant. The Resale Registration statement went effective on February 14, 2024. As the Resale Registration Statement was declared effective within the contractual 60-day term upon closing of the Merger, no "cashless basis" exercises were triggered during the period ended December 31, 2024.

Redemption of Public Warrants When the price per Share of Class A Common Stock Equals or Exceeds $900.00

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•
in whole and not in part;
•
at a price of $0.50 per Warrant;
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

GEM Financing Arrangement

In association with the GEM Letter, see Note 14 - Debt for further details, at Closing, the GEM Warrant automatically became an obligation of the Company, and on December 15, 2023, the Company issued the GEM Warrant granting GEM the right to purchase 16,571 shares at an exercise price of $324.50 per share. GEM may exercise the GEM Warrant at any time and from time to time until December 14, 2026. The terms of the GEM Warrant provide that the exercise price of the GEM Warrant, and the number of shares of Class A Common Stock for which the GEM Warrant may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of New Banzai Common Stock resulting from stock splits, reverse stock splits, consolidations, combinations and reclassifications. Additionally, the GEM Warrant contains weighted average anti-dilution provisions that provide that if the Company issues shares of Common Stock, or securities convertible into or exercisable or exchange for, shares of Common Stock at a price per share that is less than 90% of the exercise price then in effect or without consideration, then the exercise price of the GEM Warrant upon each such issuance will be adjusted to the price equal to 105% of the consideration per share paid for such Common Stock or other securities. In the event of a Change of Control, if the Surviving Corporation does not have registered class of equity securities and common shares listed on a U.S. national securities exchange, then the Holder is entitled to receive one percent of the total consideration received by the Company’s stockholders and the GEM Warrants will expire upon payment. Upon the closing of the OpenReel Merger (as discussed in Note 5), the exercise price of the GEM Warrants were adjusted to the price equal to 105% of the consideration per share paid which resulted in a strike price of $1.83. The effect of the change in strike price feature being triggered resulted in a change of value of approximately $15,000 which is recorded in the statement of operations line change in fair value of warrant liability.

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

The measurement of fair value was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, exercise price, term, volatility, risk-free rate, probability of dilutive term of three years, and expected time to conversion). As of December 31, 2024 and December 31, 2023, the fair value of the Warrants, as determined by the Monte Carlo simulation option pricing model, were $15,000 and $641,000, respectively.

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

16. Simple Agreements for Future Equity

Simple Agreements for Future Equity - Related Party

During 2021, the Company entered into Simple Agreements for Future Equity (SAFE) arrangements with related parties Alco and DNX (See Note 14 - Debt, for a description of the related party relationship with these entities) (the "Related Party SAFEs") pursuant to which the Company received gross proceeds in the amount of $3,567,000. In the event of an Equity Financing (as defined in the SAFEs agreements), the Related Party SAFEs will automatically convert into shares of the Company’s common or preferred stock at a discount of 15% of the per share price of the shares offered in the Equity Financing (the “Discount Price”). In the event of a Liquidity Event, SPAC Transaction or Dissolution Event (all terms as defined in the SAFEs agreements), the holders of the Related Party SAFEs will be entitled to receive cash or shares of the Company’s common or preferred stock. The Related Party SAFEs were recorded as a liability in accordance with the applicable accounting guidance as they are redeemable for cash upon contingent events that are outside of the Company’s control. The initial fair value of the Related Party SAFE liability was $3,567,000. Subsequent changes in fair value at each reporting period are recognized in the consolidated statement of operations. For the year ended December 31, 2023, the Company recognized a gain of $2,752,430 for the change in fair value of the Related Party SAFE liability, respectively.

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

Simple Agreements for Future Equity - Third Party

During 2021, the Company entered into Simple Agreements for Future Equity (SAFE) arrangements with third party investors (the "Third Party SAFEs") pursuant to which the Company received gross proceeds in the amount of $269,000. In the event of an Equity Financing (as defined in the SAFEs agreements), the Third Party SAFEs will automatically convert into shares of the Company’s common or preferred stock at a discount of 15% of the per share price of the shares offered in the Equity Financing (the “Discount Price”). In the event of a Liquidity Event, SPAC Transaction or Dissolution Event (all terms as defined in the SAFEs agreements), the holders of the Third Party SAFEs will be entitled to receive cash or shares of the Company’s common or preferred stock. The Third Party SAFEs were recorded as a liability in accordance with the applicable accounting guidance as they are redeemable for cash upon contingent events that are outside of the Company’s control. The initial fair value of the Third Party SAFE liability was $269,000. Subsequent changes in fair value at each reporting period are recognized in the Consolidated Statement of Operations. For the year ended December 31, 2023, the Company recognized a gain of $207,570 for the change in fair value of the Third Party SAFE liability.

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

17. Commitments and Contingencies

Leases

The Company has operating leases for its real estate across multiple states. The operating leases have remaining lease terms of approximately 2.83 years as of December 31, 2024 and consist primarily of office space.

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

The Company entered into a sublease which it has identified as an operating lease prior to the adoption of ASC 842 Leases. The Company remains the primary obligor to the head lease lessor, making rental payments directly to the lessor and separately billing the sublessee. The sublease is subordinate to the master lease, and the sublessee must comply with all applicable terms of the master lease. The Company subleased the real estate to a third-party at a monthly rental payment amount that was less than the monthly cost that it pays on the headlease with the lessor. The sublease expired at the end of September 2024.

The components of lease expense for the years ended December 31, 2024 and 2023, are as follows:

	For the Year Ended December 31,
Components of lease expense:	2024	2023
Operating lease cost	$145,674	$199,611
Sublease income	(117,084)	(204,324)
Total lease (income) cost	$28,590	$(4,713)

Supplemental cash flow information related to leases are as follows:

	For the Year Ended December 31,
Supplemental cash flow information:	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Non-cash lease expense (operating cash flow)	$137,717	$173,245
Change in lease liabilities (operating cash flow)	(237,607)	(284,963)
Right of use assets obtained in exchange for lease obligations:
Operating leases	$76,269	$—

Supplemental balance sheet information related to leases was as follows:

Operating leases:	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$72,565	$134,013
Operating lease liability, current	22,731	234,043
Operating lease liability, non-current	49,974	—
Total operating lease liabilities	$72,705	$234,043

Weighted-average remaining lease term:	December 31, 2024	December 31, 2023
Operating leases (in years)	2.83	0.76

Weighted-average discount rate:	December 31, 2024	December 31, 2023
Operating leases	9.40%	6.76%

Future minimum lease payments under non-cancellable lease as of December 31, 2024, are as follows:

Maturities of lease liabilities:
Year Ending December 31,
2025	$28,608
2026	29,466
2027	25,167
2028	—
2029 and thereafter	—
Total undiscounted cash flows	83,241
Less discounting	(10,536)
Present value of lease liabilities	$72,705

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

As of December 31, 2024, the Company has satisfied its Cantor Registration Rights Obligations. Therefore, the liability was derecognized as of December 31, 2024 and the relief of the liability was recorded through equity.

Investor Relations Consulting Agreement with MZHCI, LLC

On August 26, 2024, the Company entered into an Investor Relations Consulting Agreement (the “Consulting Agreement”) with MZHCI, LLC, a MZ Group Company (“MZHCI”), pursuant to which the Company agreed to issue 24,000 restricted shares, partially in exchange for the various investor relations services outlined in the Consulting Agreement. The Company will also pay MZHCI $12,500 per month for their investor relations services with an annual 5% cost of living adjustment. This agreement becomes effective upon the execution of the Consulting Agreement and shall remain effective for a period of six (6) months, unless terminated earlier. The Consulting Agreement shall automatically renew every six (6) months thereafter unless either party delivers to the other sixty (60) days written notice of termination prior to the end of the then-current term. On September 9, 2024, the Company issued 24,000 shares to MZHCI. The shares are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and were issued as restricted stock with an appropriate restrictive legend.

Repayment Plans

During 2024 the Company entered into various agreements (the “Settlement Agreements”) to reorganize outstanding debt from certain creditors (collectively, the “Creditors”) into shares of the Company’s Class A Common Stock (the “Shares”) (collectively, the “Debt Reorganization”). The Shares issued as part of the Debt Reorganization include Shares that are to be registered with the Securities and Exchange Commission (the “SEC”) in a registration statement on Form S-1 and Shares that are exempt from registration. The details of the various agreements are summarized below.

Roth Addendum to Letter Agreements

On October 5, 2022, the Company engaged Roth Capital Partners, LLC (“Roth”) to act as financial advisor to the Company in its then proposed business combination with 7GC & Co. Holdings, Inc. (“7GC”), pursuant to an agreement (the “Roth Agreement”). On October 14, 2022, 7GC entered into a similar agreement where MKM Partners, LLC, later acquired by Roth, would act as financial advisor to 7GC in its then proposed business combination with the Company (the “7GC Agreement”, together with the Roth Agreement, the “Letter Agreements”). On February 2, 2024, the Company entered into an Addendum to the Letter Agreements with Roth (the “Addendum”), where the Company agreed to pay the fees owed under the Roth Agreement and 7GC Agreement by (1) issuing to Roth 3,500 shares and amending the Company’s registration statement on Form S-1 filed with the SEC on December 29, 2023 to include the initial 3,500 shares to be issued, and 120,000 shares that may be issued as additional shares, as defined in the Addendum, to Roth, and (2) on or before June 30, 2024, the Company shall pay to Roth an amount in cash equal to $300,000 (the “Cash Fee”); provided that, if, as a result of the Company’s cash position at such time, the Company determines in its reasonable discretion that the cash payment should not be made in cash, then the Company may elect to satisfy the cash payment by issuing to Roth, within three business days of such date, additional shares. The number of shares to be issued pursuant to the Addendum shall be determined by dividing the amount of the cash payment by the VWAP for the trading day immediately preceding the cash payment date. On September 6, 2024, the Company issued 35,294 shares to Roth in lieu of the Cash Fee. The shares are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and are to be issued as restricted stock with an appropriate restrictive legend. No gain or loss was recognized upon the settlement of the outstanding debt and all obligations to Roth have been relieved as of December 31, 2024.

Amended and Restated Repayment Agreement with J.V.B Financial Group, LLC

On September 9, 2024, the Company entered into a Repayment Agreement (the “Original J.V.B Agreement”) with J.V.B Financial Group, LLC (“J.V.B”) acting through Cohen & Company Capital Markets Division (“Cohen”), pursuant to which the parties agreed that for services previously rendered valued at $115,000 (the “Outstanding Debt”), the Company shall issue J.V.B. unrestricted, freely-trading, registered shares of Common Stock pursuant to a resale registration statement on Form S-1 or S-3. On September 9, 2024, the Company and J.V.B. entered into an Amended and Restated Repayment Agreement (the “Amended J.V.B Agreement”) that allowed for the Outstanding Debt to be paid through the issuance of 29,077 shares to J.V.B. As of December 31, 2024, the Company has issued 29,077 shares to J.V.B. in exchange for the cancellation of the Outstanding Debt. No gain or loss was recognized upon the settlement of the outstanding debt and all obligations to J.V.B. have been relieved as of December 31, 2024.

Agreement with Alco

On September 19, 2024, the Company and Alco agreed to convert an aggregate balance of $4,711,681 of debt, representing the aggregate total balance outstanding to Alco as of that date (excl. the carrying value of debt discounts), into 282,420 shares of Class A Common Stock, Warrants to purchase up to 1,331,340 shares of Class A Common Stock and Pre-Funded Warrants to purchase up to 1,048,920 shares of Class A Common Stock (collectively, the “Alco Securities”), and in full settlement of the balance outstanding to Alco. The Company recognized the issuance of the Alco Securities, on September 19, 2024, in full settlement of all amounts owing to Alco. The grant date fair value of the Class A Common Stock, Warrants to purchase shares of Class A Common Stock and Pre-Funded Warrants to purchase shares of Class A Common Stock, were determined to be $1,098,614, $3,687,812, and $4,080,194, respectively. As a result of this transaction, the Company recognized a loss on extinguishment of $4,808,882, as of September 23, 2024, which was recognized as Loss on conversion and settlement of Alco promissory notes per the consolidated statement of operations for the year ended December 31, 2024.

Repayment Agreement with Perkins Coie LLP

On September 9, 2024, the Company entered into a Repayment Agreement (the “Perkins Repayment Agreement”) where the Company agreed to issue $1,385,000 worth of shares, which the Company shall register no fewer than 460,000 shares, subject to adjustment, in a registration statement on Form S-1 within 60 days of entering into the Perkins Repayment Agreement, and will use reasonable best efforts to ensure the Registration Statement becomes effective promptly and remains effective until all shares issued under the Perkins Repayment Agreement are sold. The Company’s registration statement on Form S-1 was filed with the SEC on October 16, 2024 and became effective on November 6, 2024. As of December 31, 2024, the Company has issued 600,000 shares to Perkins to settle part of the outstanding liability balance. The remaining unpaid fee balance to be paid with the issuance of additional shares has not yet been made as of the date of filing of these consolidated financial statements.

Activate Agreement

The Company owed Activate, Inc. $261,200 for past services rendered. The parties agreed to write off 50% of that balance and for the remaining balance to be paid at the close of the Company’s next capital raise. During the year ended December 31, 2024, the Company recorded a gain on settlement of $130,500.

Repayment Agreement with Cooley LLP

On September 19, 2024 the Company entered into a Repayment Agreement with Cooley LLP (“Cooley”) for previously provided legal services (the “Cooley Repayment Agreement”). Under the Cooley Repayment Agreement, the Company’s outstanding fees have been lowered from $1,523,029 to $400,000 (the “Cooley Unpaid Fee”) in exchange for 11 monthly installments of $36,300, with the first payment to be made on October 1, 2024. If payments are not made in accordance with the Repayment Agreement, Cooley retains the right to seek to collect the entire original outstanding fee balance. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated.

Settlement Letter with CohnReznick LLP

On September 19, 2024, the Company entered into a Settlement Letter with CohnReznick LLP (“CohnReznick”) regarding the Company’s unpaid balance totaling $817,400 for services rendered in connection with the 7GC business combination with the Company (the “Settlement Letter”). Under the Settlement Letter, the Company and CohnReznick agreed to settle the total unpaid balance due, upon CohnReznick’s receipt of $450,000 (the “Settlement Amount”), which will be paid in 15 equal monthly installments of $30,000. In consideration of the Settlement Letter, CohnReznick has agreed to not to pursue collection efforts now or at any time in the future, except as otherwise provided in the Settlement Letter. If payments are not made in accordance with the Settlement Letter, the unpaid portion of the total unpaid balance will immediately become due and payable.

As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated.

Repayment Agreement with Sidley Austin LLP

On September 19, 2024, the Company entered into a Repayment Agreement with Sidley Austin LLP (“Sidley”) for previously provided legal services (the “Sidley Repayment Agreement”). Under the Sidley Repayment Agreement, the Company’s outstanding fees have been lowered from $4,815,979 to $1,605,326 (the “Sidley Unpaid Fee”). Under the Sidley Repayment Agreement, the Company agrees to 12 monthly payments that Sidley applies to the balance of the Sidley Unpaid Fee on a 2 for 1 basis, such that for every one dollar ($1.00) paid by Company, Sidley shall reduce the Sidley Unpaid Fee Amount by an additional two dollars ($2.00). If payments are not made in accordance with the Sidley Repayment Agreement, the shortfall shall accrue interest at a rate of 12% per annum, compounded daily, until such payment is made. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated.

Repayment Agreement with Donnelley Financial LLC

On September 13, 2024, the Company entered into a Repayment Agreement with Donnelley Financial LLC (“Donnelley”) for previously provided services (the “Donnelley Repayment Agreement”). Under the Donnelley Repayment Agreement, the Company’s outstanding fees have been lowered from $1,072,148 to $357,025 (the “Donnelley Unpaid Fee”). The Donnelley Unpaid Fee will be paid in 12 monthly installments, with the first monthly payment of $45,000 due on October 1, 2024; the remaining 11 payments shall each be in the amount of $28,366. Under the Donnelly Repayment Agreement, the original outstanding fee balance shall become immediately due and payable upon the occurrence of certain events, including failure to make a payment of the Donnelly Unpaid Fee when due and failure to pay for any additional services. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated.

Repayment Agreement with Verista Partners, Inc.

On August 26, 2024, the Company entered into a Repayment Agreement with Verista Partners, Inc. aka Winterberry Group, (“Verista” or “Winterberry”) for previously provided services (the “Verista Repayment Agreement”). Under the Verista Repayment Agreement, the Company’s outstanding fees are $196,666 (the “Verista Unpaid Fee”). The Company and Verista have agreed that the Verista Unpaid Fee will be repaid with $66,666 worth of shares of the Company, and $130,000 in 16 equal cash installment payments of $8,125, beginning on October 1, 2024, and on the first day of each month thereafter through January 1, 2026. As of December 31, 2024, the Company has not issued any shares or installment payments to Verista.

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

Yorkville

On December 30, 2024, the Company issued an Advance Notice to Yorkville pursuant to the SEPA in which the Company requested the purchase of 650,000 shares of the Company's Class A Common Stock. The Advance Notice was, at the Company's election, subject to the Option 2 Pricing Period (See Note 18 - Equity) provisions of the SEPA, and was accordingly not settled until January 3, 2025. Upon issuance of the Advance Notice, the Company became obligated to sell up to the requested number of shares, and had an outstanding obligation to sell up to 650,000 shares of Class A Common Stock as of December 31, 2024.

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

There were 8,195,163 shares (5,884,029 Class A Common Stock and 2,311,134 Class B Common Stock) issued and outstanding at December 31, 2024 and 2,585,297 shares (274,163 Class A Common Stock and 2,311,134 Class B Common Stock) issued and outstanding at December 31, 2023.

May 22, 2024 Equity Financing

On May 22, 2024, Banzai entered into a securities purchase agreement with accredited investors, providing for the issuance and sale of 104,556 shares of the Company’s Class A Common Stock (“Common Stock”), pre-funded warrants, exercisable into 173,223 shares of Class A Common Stock (the “Pre-Funded Warrants”), and common warrants exercisable into 277,778 shares of Class A Common Stock (the “Common Warrants”) in a registered direct offering priced at-the-market under Nasdaq rules for a purchase price of $9.00 per share (the “ May 2024 Offering”). The Common Warrants have an exercise price of $9.00 per share and the Pre-Funded Warrants have an exercise price of $0.005 per share, are exercisable immediately on the date of issuance (the “Initial Exercise Date”). The Common Warrants expire five years from the Initial Exercise Date while the Pre-Funded Warrants do not expire. The aggregate gross proceeds to the Company from the May 2024 Offering were approximately $2.5 million. The Company incurred approximately $0.6 million of transaction fees which are recognized as a stock issuance cost and reflected as a reduction within additional paid-in capital. The net proceeds to the Company from the Private Placement were approximately $1.9 million. The Company used the net proceeds from the May 2024 Offering for working capital and general corporate purposes. The closing of the sale of these securities occurred on May 28, 2024. The securities were issued pursuant to the Company’s registration statement on Form S-1/A filed with the SEC on May 16, 2024 (File No. 333-278871) and became effective on May 21, 2024. As of December 31, 2024 all Pre-Funded warrants were exercised.

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

May 22, 2024 Common Warrants

As discussed above, on May 22, 2024, in conjunction with the issuance and sale of 104,556 shares of the Company's Class A Common Stock, the Company issued Common Warrants, exercisable into 277,778 shares of Class A Common Stock, which did not meet the definition of a liability pursuant to ASC 480 and met all of the requirements for equity classification under ASC 815 as such were classified in stockholder's equity. The measurement of fair value of the Common Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $9.00, exercise price of $9.00, term of five years, volatility of 87%, risk-free rate of 4.6%, and expected dividend rate of 0%). The relative fair value of these Common Warrants, net of issuance costs, on date of issuance was estimated to be approximately $722,000 and is reflected within additional paid-in capital.

May 22, 2024 Pre-Funded Warrants

As discussed above, on May 22, 2024, in conjunction with the issuance and sale of 104,556 shares of the Company's Class A Common Stock, the Company issued Pre-Funded Warrants, exercisable into 173,223 shares of Class A Common Stock, which did not meet the definition of a liability pursuant to ASC 480 and met all of the requirements for equity classification under ASC 815 as such were classified in stockholder's equity. were classified in stockholder's equity. The measurement of fair value of the Pre-Funded Warrants were determined as the intrinsic value calculated as the Common Stock price on the issuance date minus the exercise price. The relative fair value of these Pre-Funded Warrants, net of issuance costs, on date of issuance was estimated to be approximately $660,000 and is reflected within additional paid-in capital. On May 28, 2024 the Pre-Funded warrants were exercised.

May 22, 2024 Placement Agent Warrants

As discussed above, on May 22, 2024, in conjunction with the issuance and sale of 104,556 shares of the Company's Class A Common Stock and Pre-Funded Warrants, the Company issued Placement Agent Warrants, exercisable into 16,667 shares of Class A Common Stock. As the Placement Agent Warrants were issued for services provided in facilitating the May 2024 Offering, the Company recorded the fair value of such Placement Agent Warrants of approximately $100,000 as a cost of capital on the issuance date. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $9.00, exercise price of $9.00, term of five years, volatility of 87%, risk-free rate of 4.6%, and expected dividend rate of 0%).

September 24, 2024 Equity Financing

On September 24, 2024, Banzai entered into a securities purchase agreement with an institutional investor for the issuance and sale in a private placement (the “Private Placement”) of (i) pre-funded warrants (“Q3 2024 Pre-Funded Warrants”) to purchase up to 1,176,471 shares of Common Stock, at an exercise price of $0.001 per share, (ii) Series A warrants (the “Series A Warrants”) to purchase up to 1,176,471 shares of Common Stock, at an exercise price of $4.00 per share, and (iii) Series B warrants (the “Series B Warrants” ) to purchase up to 1,176,471 shares of Common Stock at an exercise price of $4.00 per share. The Series A Warrants are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance. The Series B Warrants are exercisable immediately upon issuance and have a term of exercise equal to eighteen (18) months from the date of issuance. The combined purchase price per Q3 2024 Pre-Funded Warrant and accompanying Series A Warrants and Series B Warrants was $4.249. The Private Placement closed on September 26, 2024. On September 26, 2024, the securities were issued pursuant to the Company’s registration statement on Form S-1 that was filed with the SEC on October 4, 2024 (File No. 333-282506) and became effective on November 6, 2024. The aggregate gross proceeds to the Company from the Private Placement were approximately $5.0 million. The Company incurred approximately $0.6 million of transaction fees which are recognized as a stock issuance cost and reflected as a reduction within additional paid-in capital. The net proceeds to the Company from the Private Placement were approximately $4.4 million.

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the Company’s exclusive placement agent in connection with the Private Placement, pursuant to that certain engagement letter, dated as of September 12, 2024, as amended, between the Company and Wainwright (the “Engagement Letter”). Pursuant to the Engagement Letter, the Company shall not sell equity securities without prior consent from Wainwright. The Company paid Wainwright (i) a total cash fee equal to 7.5% of the aggregate gross proceeds of the Private Placement (inclusive of the gross proceeds to be received from the exercise of any Warrants), (ii) a management fee of 1.0% of the aggregate gross proceeds of the Private Placement (inclusive of the gross proceeds to be received from the exercise of any Q3 2024 Pre-Funded Warrants, Series A Warrants, or Series B Warrants), and (iii) a non-accountable expense allowance of $50,000. In addition, the Company issued to Wainwright or its designees warrants (the “Q3 2024 Placement Agent Warrants”) to purchase up to an aggregate of 88,235 shares of Common Stock at an exercise price equal to $5.3125 per share and, if any Q3 2024 Pre-Funded Warrants, Series A Warrants, or Series B Warrants are exercised for cash will be obligated to issue to Wainwright additional Q3 2024 Placement Agent Warrants equal to 7.5% of the total Q3 2024 Pre-Funded Warrants, Series A Warrants, or Series B Warrants exercised, if any. The Q3 2024 Placement Agent Warrants have substantially the same terms as the Q3 2024 Pre-Funded Warrants, Series A Warrants, and Series B Warrants, are exercisable immediately upon issuance and have a term of exercise equal to five (5) years from the date of issuance. The Company recognized the Q3 2024 Placement Agent Warrants as a stock issuance cost as they are issued for services in connection with an offering.

On December 10, 2024, the Company entered into the OpenReel Merger Agreement. Since the OpenReel Merger Agreement requires the Company to issues shares to the OpenReel Stockholders and file a registration statement to register those shares, the Investor agreed to waive the Protective Provisions mentioned above (the “Waiver”). In consideration of the Waiver, the Company agreed to reduce the exercise price of the Series A and Series B Warrants from $4.00 to $2.50 per share.

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

September 26, 2024 Pre-Funded Warrants

As discussed above, on September 26, 2024, the Company issued 1,176,471 Q3 2024 Pre-Funded Warrants which did not meet the definition of a liability pursuant to ASC 480 and met all of the requirements for equity classification under ASC 815 as such were classified in stockholder's equity. were classified in stockholder's equity. The measurement of fair value of the Q3 2024 Pre-Funded Warrants were determined as the intrinsic value calculated as the common stock price on the issuance date minus the exercise price. The relative fair value of these Pre-Funded Warrants, net of issuance costs, on date of issuance was estimated to be approximately $1,638,000 and is reflected within additional paid-in capital. On November 7, 2024 the Pre-Funded warrants were exercised.

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

September 2024 CP BF Conversion and Settlement

As discussed per Note 11 - Debt, on September 23, 2024, the Company issued 260,849 shares of Class A Common Stock, Warrants to purchase up to 565,553 shares of Class A Common Stock and Pre-Funded Warrants to purchase up to 304,704 shares of Class A Common Stock to CP BF, in settlement of $2,000,000 of the outstanding debt. The grant date fair value of the Class A Common Stock, CP BF Warrant and CP BF Pre-Funded Warrant to purchase shares of Class A Common Stock, were determined to be $1,014,703, $1,185,268, and $1,577,893, respectively. The measurement of fair value of the Class A Common Stock Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $3.89, exercise price of $3.89, term of 5 years, volatility of 87%, risk-free rate of 3.5%, and expected dividend rate of 0.0%). The measurement of fair value of the CP BF Pre-Funded Warrants were determined as the intrinsic value calculated as the common stock VWAP used in negotiations on the issuance date minus the exercise price. On October 15, 2024 the Pre-Funded warrants were exercised.

OpenReel Acquisition Pre-Funded Warrants

As discussed above in Note 5 - Acquisition of OpenReel, on December 18, 2024, the Company issued 11,769,501 Pre-Funded Warrants and 1 share of Series FE Preferred Stock, which did not meet the definition of a liability pursuant to ASC 480 and met all of the requirements for equity classification under ASC 815. As such these were classified in stockholder's equity.

Preferred Stock

The Company is authorized to issue 75,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of December 31, 2024 and 2023, one and no shares of preferred stock were outstanding, respectively.

Series FE Preferred Stock

In connection with and as a condition to closing under the Merger Agreement (see Note 5 - Acquisition of OpenReel), on the Closing Date, the Company issued one (1) share of series FE preferred stock, par value $0.0001 per share (the “Series FE Preferred Stock”), to one of the OpenReel Stockholders, FE IV OR Aggregator, LLC. The Series FE Preferred Stock has a two (2) year term and from the issue date to the second anniversary of the issue date, the holder is granted the right upon a subsequent financing resulting in the issuance of new securities by the Company, to participate on a pro-rata basis in such subsequent financing up to the holder's fully-diluted ownership percentage of the Company. Upon the two-year anniversary of the issue date of the Series FE Preferred Stock, the Series FE Preferred Stock will automatically be canceled and return to the status of authorized but unissued. The Series FE Preferred Stock does not participate in dividends of the Company, is not convertible into any other class of equity securities of the Company, has no voting rights with the Common Stock or other equity securities of the Company, and is not redeemable.

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

The SEPA Option was determined to be a freestanding financial instrument which did not meet the criteria to be accounted for as a derivative instrument or to be recognized within equity. Pursuant to ASC 815 Derivatives and Hedging ("ASC 815"), the Company will therefore recognize the SEPA Option as an asset or liability, measured at fair value at the date of issuance, December 14, 2023, and in subsequent reporting periods, with changes in fair value recognized in earnings. The SEPA Option was determined to have a fair value of $0 on the date of issuance as well as at December 31, 2024 and 2023.

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

There were two Advance Notices issued pursuant to the SEPA during the period ended December 31, 2024 or as of the date that these financial statements were issued, apart from the Premium Advance which was issued pursuant to the terms of the Amended Debt Agreement (see Note 14 - Debt).

On December 18, 2024, the Company issued an Advance Notice to Yorkville pursuant to the SEPA in which the Company requested the purchase of 630,000 shares of the Company's Class A Common Stock. The Advance Notice was, at the Company's election, subject to the Option 2 Pricing Period provisions of the SEPA, and was settled on December 23, 2024. Upon the settlement on December 23, 2024, Yorkville purchased 550,000 shares of the Company's Class A Common Stock at $1.61 per share for a total purchase price of approximately $881,000. The closing price of the Company's stock on the December 23, 2024 settlement date was $1.68 per share.

On December 30, 2024, the Company issued an Advance Notice to Yorkville pursuant to the SEPA in which the Company requested the purchase of 650,000 shares of the Company's Class A Common Stock. The Advance Notice was, at the Company's election, subject to the Option 2 Pricing Period provisions of the SEPA, and was accordingly not settled until January 3, 2025. Upon issuance of the Advance Notice, the Company became obligated to sell up to the requested number of shares, and thus had an outstanding obligation to sell up to 650,000 shares of Class A Common Stock as of December 31, 2024. Refer to Note 22 for further information.

19. Stock-Based Compensation

During 2023, the Company adopted the 2023 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees of the Company and certain designated companies as determined by the Board of Directors, to purchase shares of the Company's Common Stock. The aggregate number of shares of common stock that may be purchased pursuant to the Purchase Plan is equal to 2% of the fully diluted common stock determined at the Close of the Merger Agreement, determined to be 11,444. In addition, the aggregate number of shares of common stock that remain available to be awarded under the Purchase Plan, will automatically increase on January 1 of each year for a period of 10 years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to the lesser of one percent (1%) of the total number of shares of the fully diluted common stock determined as of December 31 of the preceding year, or a number of shares of common stock equal to two hundred percent (200%) of the initial share reserve of 11,444. As of December 31, 2024 and 2023, 11,558 and 11,444 shares of common stock remain available to be purchased under the Purchase Plan, respectively.

During 2023, the Company adopted the 2023 Equity Incentive Plan (the “Plan”). The Plan permits the granting of incentive stock options, nonstatutory stock options, SARs, restricted stock awards, RSU awards, performance awards, and other awards. to employees, directors, and consultants. The aggregate number of shares of common stock that may be issued will not exceed approximately 12.5% of the fully diluted common stock determined at the Close of the Merger, determined to be 71,522. In addition, the aggregate number of shares of common stock that remain available to be awarded under the Plan, will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to 5% of the total number of shares of the fully diluted common stock determined as of the day prior to such increase. The aggregate maximum number of shares of common stock that may be issued pursuant to the exercise of incentive stock options is approximately three times the total number of shares of common stock initially reserved for issuance, which were 71,522. As of December 31, 2024 and 2023, 2,332 and 71,522 stock options remain available to be awarded under the Plan, respectively.

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

The following table summarizes assumptions used to compute the fair value of options granted:

	December 31, 2024	December 31, 2023
Stock price	$15.00 - 293.00	$419.00 - 599.00
Exercise price	$5.85 - 250.00	$419.00 - 599.00
Expected volatility	61.00 - 69.57%	80.00 - 110.95%
Expected term (in years)	5.61 - 6.08	5.00 - 6.08
Risk-free interest rate	3.71 - 4.45%	3.46 - 4.31%

A summary of stock option activity under the Plan is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2022	6,349	$105.24	7.95	$108,253
Granted	17,375	496.49
Exercised	(355)	109.46		4,480
Expired	(127)	599.00
Forfeited	(8,229)	578.56
Outstanding at December 31, 2023	15,013	$291.44	8.29	$109,821
Granted	28,448	143.34
Exercised	—	—
Expired	(2,004)	309.24
Forfeited	(15,796)	234.57
Outstanding at December 31, 2024	25,661	$161.83	8.52	$—
Exercisable at December 31, 2024	6,560	$159.65	6.37	$—

In connection with issuances under the Plan, the Company recorded stock-based compensation expense of $131,041 and $1,245,796, which is included in general and administrative expense for the years ended December 31, 2024 and 2023, respectively. The weighted-average grant-date fair value per option granted during the years ended December 31, 2024 and 2023 was $7.15 and $243.00, respectively. As of December 31, 2024 and 2023, $212,936 and $2,594,571 of unrecognized compensation expense related to non-vested awards is expected to be recognized over the weighted average period of 9.25 and 2.73 years, respectively. The aggregate intrinsic value is calculated as the difference between the fair value of the Company’s stock price and the exercise price of the options.

RSUs

During the year ended December 31, 2024, the Company began issuing RSUs to employees and to non-employee directors. Each RSU entitles the recipient to one share of Class A Common Stock upon vesting. The Company measures the fair value of RSUs using the stock price on the date of grant. Stock-based compensation expense for employee-granted RSUs is recorded ratably over their vesting period of four years. 25% of the RSUs will vest on each anniversary of the vesting commencement date until the RSU is fully vested. Stock-based compensation expense for non-employee director-granted RSUs is recorded ratably over their vesting period which is the earlier to occur of the one (1) year anniversary of the respective grant date, or the next annual meeting of stockholders following the respective grant date.

A summary of the activity with respect to, and status of, RSUs during the year ended December 31, 2024 is presented below:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	—	$—
Granted	425,039	2.65
Exercised	(81,788)	5.86
Forfeited	(2,468)	21.84
Outstanding at December 31, 2024	340,783	$1.74

For the year ended December 31, 2024, the Company recorded stock-based compensation expense of $1,034,639 which is included in general and administrative expense for the year ended December 31, 2024. As of December 31, 2024, unrecognized compensation cost related to the grant of RSUs was $37,150. Unvested outstanding RSUs as of December 31, 2024 had a weighted average remaining vesting period of 3.37 years.

20. Income Taxes

Components of net loss before income taxes:	2024	2023
United States	$(31,513,389)	$(14,406,262)
Foreign	$—	$—

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate consists of the following:

	For the Years Ended December 31,
	2024		2023
Statutory federal income tax benefit	$(6,617,812)	21.0%	$(3,025,315)	21.0%
State taxes, net of federal tax benefit	(463,682)	1.5%	(219,705)	1.5%
Change in valuation allowance	2,968,883	-9.4%	2,079,231	-14.4%
Change in state tax rate	16,101	-0.1%	462,709	-3.2%
Change in fair value estimates	(107,489)	0.3%	(2,050,026)	14.2%
Non-deductible interest - IRC 163(l)	516,624	-1.6%	738,993	-5.1%
Non-deductible transaction/restructuring costs	-	0.0%	1,313,792	-9.1%
Loss on debt conversion & extinguishment	2,935,747	-9.3%	-	0.0%
Nondeductible warrant issuance expense	-	0.0%	552,321	-3.8%
Impairment of goodwill	612,511	-1.9%	-	0.0%
Other non-deductible expenses	139,117	-0.5%	148,000	-1.0%
Effective tax rate	$-	0.0%	$-	0.0%

The components of income tax provision (benefit) are as follows:

As of December 31,
	2024	2023
Federal:
Current	$—	$—
Deferred	—	—
State and Local:
Current	—	—
Deferred	—	—
Total	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2024	2023
Deferred tax assets (liabilities):
Net operating loss carryforwards	$12,347,734	$6,368,669
Contribution carryforwards	23,718	24,626
Tax credits	91,889	—
Stock-based compensation	157,165	155,404
Accrual to cash adjustment	-	1,299
Starup costs & other intangibles	1,700,257	1,816,143
Acquired intangibles	(870,569)	—
Lease Liabilities	16,339	52,805
Right of use assets	(16,308)	(30,236)
Accrued expenses	651,519	—
Capitalized R&D costs (Sec. 174)	1,930,337	798,802
Other	8,182	(3,363)
	16,040,263	9,184,149
Valuation allowance	(16,040,263)	(9,184,149)
Deferred tax assets, net of allowance	$—	$—

As of December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $50,966,400 and $28,244,800, respectively. As of December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $24,014,200 and $12,350,800, respectively. Federal losses of $1,128,500 begin to expire in 2036 and $49,737,900 of the federal losses carryforward indefinitely. State losses of $22,175,100 begin to expire in 2031 and $6,069,700 of the state losses carryforward indefinitely. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

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

The Company has determined that it had no material uncertain tax benefits for the year ended December 31, 2024, and 2023. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at December 31, 2024, and 2023.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and state jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2024, the 2017 and subsequent tax years related to all jurisdictions remain open.

The Company has no open tax audits with any taxing authority as of December 31, 2023.

21. Segment Reporting

The Company has two reportable operating segments, Banzai Operating Co., Inc and Banzai Reel Acquisition Inc. (OpenReel). The Company's segments deliver SaaS tools that leverage data, analytics, and AI to provide marketing and sales solutions for business of all sizes.

Our Chief Executive Officer who serves as the Company's chief operating decision maker ("CODM"), primarily uses segment revenue, gross profit, and adjusted EBITDA to allocate resources and assess performance. Segment revenue and gross profit are determined on the same basis as consolidated revenue and consolidated gross profit as shown in the Company’s consolidated statements of operations. Segment adjusted EBITDA is defined as revenue less the following expenses associated with each segment: cost of revenue, people, marketing and advertising, technology, and other segment expenses. Segment adjusted EBITDA excludes certain non-cash items or items that management does not consider reflective of ongoing core operations. Currently, the CODM does not review assets in evaluating the results of the operating segments, and therefore, such information is not presented.

The table below presents information about reported segments for the year ending December 31, 2024:

2024
	Banzai Operating	OpenReel	Total Consolidated
Revenue	$4,305,429	$222,450	$4,527,879
Cost of revenue	1,407,564	14,978	1,422,542
Gross profit	2,897,865	207,472	3,105,337

Expenses
People	6,209,488	17,642	6,227,130
Marketing and advertising	1,587,085	5,020	1,592,105
Technology	861,775	112,429	974,204
Other segment expenses[1]	811,519	6,856	818,375
Total expenses	9,469,867	141,947	9,611,814
Adjusted EBITDA	(6,572,002)	65,525	(6,506,477)
Transaction, PubCo. Expenses and Stock-based compensation	6,912,309	—	6,912,309
EBITDA	$(13,484,311)	$65,525	$(13,418,786)

1Other segment expenses for each reportable segment includes travel and entertainment expenses, professional expenses other than those included in transaction and PubCo. expenses, insurance expenses, and expenses related to licenses.

The table below presents information about reported segments for the year ending December 31, 2023:

2023
	Banzai Operating	OpenReel[1]	Total Consolidated
Revenue	$4,561,300	$—	$4,561,300
Cost of revenue	1,444,618	—	1,444,618
Gross profit	3,116,682	—	3,116,682

Expenses
People	5,809,973	—	5,809,973
Marketing and advertising	941,737	—	941,737
Technology	628,998	—	628,998
Other segment expenses[2]	7,679,506	—	7,679,506
Total expenses	15,060,214	—	15,060,214
Adjusted EBITDA	(11,943,532)	—	(11,943,532)
Transaction, PubCo. Expenses and Stock-based compensation	6,118,859	—	6,118,859
EBITDA	$(18,062,391)	$—	$(18,062,391)

1The OpenReel acquisition occurred on December 18, 2024 (refer to Note 5) and therefore is presented at $0 for comparative purposes.

2Other segment expenses for each reportable segment includes travel and entertainment expenses, professional expenses other than those included in transaction and PubCo. expenses, SEPA commitment fee and deferred fee expense, GEM warrant expense, and GEM commitment fee expense.

A reconciliation between reportable segment adjusted EBITDA to consolidated net loss before income taxes for the years ended December 31, 2024, and 2023, is as follows:

	December 31, 2024	December 31, 2023
EBITDA by segment
Banzai Operating Co.	$(13,484,311)	$(18,062,391)
OpenReel	65,525	—
Total	(13,418,786)	(18,062,391)

Reconciliation to loss before income taxes:
Changes in fair value of financial instruments	(478,288)	(9,154,141)
Interest income	(10)	(813)
Interest expense	—	1,068,447
Interest expense – related party	3,047,101	4,486,027
Gain (loss) on extinguishment of liabilities, net	390,801	—
Loss on conversion of liabilities	11,338,284	—
Loss on debt issuance	653,208	—
GEM settlement fee expense	200,000	—
Yorkville prepayment premium expense	80,760	—
Goodwill impairment	2,725,460	—
Depreciation and amortization	24,179	7,160
Other	113,108	(62,809)
Loss before income taxes	$(31,513,389)	$(14,406,262)

Disaggregation of Revenue

The following table presents the Company's revenue generated by SaaS product for the years ended December 31, 2024, and 2023:

	Year Ended December 31,	Year Ended December 31,
Revenue %	2024	2023
Reach	3.8%	4.5%
Demio	91.0%	94.9%
Other[1]	5.2%	0.6%
Total	100.0%	100.0%

1 Other includes Boost sales for the years ended December 31, 2024, and 2023 and OpenReel product sales from acquisition date (refer to Note 5) to December 31, 2024.

For disaggregation of revenue by geographic area, refer to Note 7.

22. Subsequent Events

Hudson Global Ventures, LLC Consulting Services Agreement

On January 3, 2025, the Company issued 150,000 restricted shares of its Common Stock, partially in exchange for the business advisory services outlined in the Consulting Agreement with Hudson Global Ventures, LLC, a Nevada limited liability company.

CP BF Pre-Funded Warrant Exercise

On January 7, 2025, the Company issued 4 shares of Class A Common Stock for exercise of four (4) pre-funded warrants under the CP BF Pre-Funded Warrant, to CP BF. Refer to Note 11.

Yorkville Advanced Notice Settlements

On January 3, 2025, the Company settled its outstanding obligation to sell shares of Class A Common Stock related to the fourth Advance Notice issued to Yorkville on December 30, 2024 (see Note 17 and Note 18) pursuant to the SEPA. After adjustments to the number of shares originally requested pursuant to the terms of the SEPA, the Company settled the Advance Notice by selling a total of 30,489 shares of Class A Common Stock to Yorkville for a total purchase price of approximately $48,000.

Between January 10, 2025 and April 9, 2025, the Company settled the fifth through twenty-second Advance Notices received subsequent to December 31, 2024, by selling an aggregate of 5,516,308 shares of Class A Common Stock to Yorkville for an aggregate total purchase price of approximately $7,097,921.

RSU Issuance to Executives

On January 21, 2025, the Company issued 337,773 RSUs to executives as part of the Company's fiscal 2024 bonus plan, following Board approvals.

Convertible promissory note issuance to YA II PN, LTD.

On January 30, 2025, the Company entered into a convertible promissory note (the "Note") with Yorkville, in principal amount of $3,500,000 as an advance under the outstanding SEPA entered into on December 14, 2023. The maturity date of the note is July 31, 2025, and may be extended at the option of the Company. The note was issued with a ten percent (10%) original issue discount and bears interest at an annual rate of (i) zero percent (0%) for the first ninety (90) days following issuance, (ii) six percent (6%) thereafter, and (iii) upon the occurrence of an event of default, the interest rate shall increase to an annual rate of eighteen percent (18%) so long as the event or events of default remain uncured. Interest will be calculated on a 365-day year and the actual number of days elapsed.

The Company shall repay the note in installments, beginning on February 28, 2025, and continuing on March 31, 2025, and on April 30, 2025 (each, an "Installment Date") in an amount equal to the sum of (i) $1,500,000 of principal in respect to the first two Installment Dates, and $500,000 in respect of the third Installment Date (or the outstanding principal if less than such amount), plus (ii) a payment premium (in an amount equal to 4% of the principal amount being paid), and (iii) accrued and unpaid interest as of each installment date.

The Note is convertible into shares of the Company's Class A Common Stock, par value $0.0001 per share (the "Class A Common Stock") at a conversion price of $2.00 per share (the "Conversion Price"). The lender may elect to convert part or all of the outstanding balance of the Note at any time or from time to time after the issuance date. The Company may redeem the outstanding amount at any time, in whole or in part, subject to a 4% premium, provided that (i) the Company provides the lender with at least ten (10) trading days' prior written notice (each, a "Redemption Notice") of its desire to redeem the outstanding amount (an "Optional Redemption"), and (ii) on the date the Redemption Notice is issued, the VWAP of the Class A Common Stock is less than the Conversion Price.

Acquisition of Vidello

On January 31, 2025, the Company closed a previously announced merger with Vidello Limited ("Vidello"), a private limited company registered in England and Wales (the "Vidello Merger"), pursuant to an Merger Agreement (the "Vidello Merger Agreement"), dated December 19, 2024, by and among Vidello, and certain shareholders of Vidello (the "Vidello Shareholders"). At the closing, Vidello Shareholders transferred all the outstanding shares of Vidello to the Company, and Vidello became a direct and wholly owned subsidiary of the Company. At the closing, the Company paid to the Vidello Shareholders, $2,745,031 in cash (the "Vidello Cash Consideration"), whereby $2,500,000 are withheld for indemnification expenses and other holdback provisions in accordance with the Vidello Merger Agreement, and issued 898,204 shares of Class

A Common Stock (the "Share Consideration", together with the Cash Consideration, the "Vidello Closing Consideration"). The Company's primary reason for acquiring Vidello was to enhance revenue growth and strengthen the Company's competitive market position through cross selling opportunities.

In connection with and as a condition of closing pursuant to the Vidello Merger Agreement, the Company executed and delivered to each Vidello Shareholder a lock-up agreement (the "Vidello Lock-Up Agreement"), pursuant to which, the shares of Class A Common Stock and any other securities convertible or exercisable into the shares of Class A Common Stock beneficially owned by them, during the 180-day period following the closing of the Vidello Merger, not to complete any Prohibited Transfer (as defined in the Vidello Merger Agreement).

Immediately prior to the closing of the Vidello Merger, the directors, and officers of Vidello tendered their resignation, effective at the closing. Pursuant to the Vidello Merger Agreement, the CEO of the Company shall be the sole member of the board of directors of Vidello effective upon the closing of the Vidello Merger.

The Company has begun the process to determine the accounting for the acquisition, including identification of the accounting acquirer and whether the acquisition will be accounted for as a business combination. The Company has begun the process to determine the purchase price allocation for the assets and liabilities including estimating the fair values of intangible and tangible assets. These estimates have not been completed due to the timing and complexity of obtaining information and calculating such amounts.

Acquisition of Act-On Software

On January 22, 2025, the Company entered into an Agreement and Plan of Merger (the “AO Merger Agreement”) with Act-On Software Inc., a Delaware corporation (“Act-On”), and Banzai Passage Inc., a Delaware corporation and wholly owned subsidiary of Banzai (“Passage”) that was formed solely for purposes of consummating the transactions contemplated in the AO Merger Agreement (the “AO Merger”). Pursuant to the AO Merger Agreement, subject to the satisfaction or waiver of the conditions set forth therein, upon closing of the AO Merger (the “Closing”), Act-On will merge with and into Passage, with Act-On surviving the AO Merger (the “AO Surviving Entity”), thereafter being a direct, wholly owned subsidiary of Banzai. The AO Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. Although the Company cannot guarantee that the Act On Merger will close, the Company expects to close the transaction in Q2 2025. The Company's primary reason for acquiring Act-On was to enhance revenue growth and strengthen the Company's competitive market position through cross selling opportunities.

Subject to the terms and conditions of the AO Merger Agreement, at the effective time of the Merger (the “AO Effective Time”), the aggregate merger consideration to be issued to Act-On Stockholders and certain Management Employees (as defined in the AO Merger Agreement) shall be a total of approximately $35,050,000, payable in cash and in shares of our Class A Common Stock, subject to adjustment as set forth in the AO Merger Agreement (the “AO Merger Consideration”). The adjustments to the AO Merger Consideration in the AO Merger Agreement include a customary working capital adjustment based on the amount by which certain working capital items at closing are greater or less than the target working capital as defined in the AO Merger Agreement. In addition to the AO Merger Consideration, at the AO Effective Time, we will fully pay off a certain loan owed to a certain lender of Act-On as of the AO Closing (the “Payoff Amount”) and the out-of-pocket expenses incurred by Act-On in connection with the AO Merger (the “Transaction Expenses”) in cash to Act-On Stockholders, and issue a number of shares of Class A Common Stock (the “AO Share Consideration”) (or pre-funded warrants in lieu thereof, the “AO Pre-Funded Warrants”) to Act-On Stockholders and Management Employees that equal to the quotient of $33,200,000 divided by the average of the daily volume-weighted average trading prices of Class A Common Stock for the consecutive five (5) Trading Days (as defined in the AO Merger Agreement) immediately prior to and including the Trading Day immediately preceding the date of closing (the “AO Closing Date”) (the “Banzai 5-Day VWAP”).

Notwithstanding anything in the AO Merger Agreement to the contrary, Banzai shall not issue any shares of Class A Common Stock, to the extent that the issuance of shares of Class A Common Stock as AO Share Consideration would result in the Act-On Stockholders and Management Employees receiving an aggregate number of shares of Class A Common Stock exceeding 19.99% of the total shares of Class A Common Stock and shares of Class B Common Stock issued and outstanding immediately prior to the AO Effective Time (the “Nasdaq Ownership Limitation”). In addition, notwithstanding anything in the AO Merger Agreement and AO Pre-Funded Warrants to the contrary, Banzai shall not issue any shares of Class A Common Stock, to the extent that any issuance of the shares of Class A Common Stock as AO Share Consideration would result in an Act-On Stockholder or a Management Employee, together with its affiliates, beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules promulgated thereunder) more than 4.99% of the Class A Common Stock issued and outstanding immediately following such issuance (the “Beneficial Ownership Limitation” and, together with Nasdaq

Ownership Limitation, the “Ownership Limitations”). If and to the extent either of the Ownership Limitations prevents Banzai from issuing AO Share Consideration comprised exclusively of shares of Class A Common Stock, then Banzai instead will issue as AO Share Consideration (i) the maximum number of shares of Class A Common Stock that may be issued without exceeding either Ownership Limitation, and (ii) AO Pre-Funded Warrants exercisable for the number of shares of Class A Common Stock the issuance of which was prevented by application of the Ownership Limitations.

Some of the shares of Class A Common Stock and AO Pre-Funded Warrants will be issued to the Management Employees under Banzai’s 2023 equity incentive plan, as amended, pursuant to the registration statement on Form S-8, as amended (File No. 333-278218) and some of the shares of Class A Common Stock and AO Pre-Funded Warrants will be issued to certain Act-On Stockholders and Management Employees in reliance upon exemption provided by Rule 506(b) of Regulation D promulgated thereunder of the Securities Act, pursuant to a subscription booklet (the “Subscription Booklet”).

Each AO Pre-Funded Warrant shall have an exercise price of $0.001 per each share of Class A Common Stock issuable thereunder. The AO Pre-Funded Warrants will be registered in Banzai’s books and will not be listed for trading on any stock exchange or trading market. The terms of the AO Pre-Funded Warrants will provide that Banzai shall not issue shares of Class A Common Stock to any holder of a AO Pre-Funded Warrant upon the exercise thereof to the extent that after giving effect to such issuance, such holder would beneficially own a number of shares of Class A Common Stock in excess of the Nasdaq Ownership Limitation. Notwithstanding the foregoing, the Nasdaq Ownership Limitation shall not apply following the receipt of the Banzai stockholder approval contemplated by Rule 5635 of the Nasdaq listing rules with respect to the issuance of shares of Class A Common Stock upon exercise of the AO Pre-Funded Warrants in excess of the Nasdaq Ownership Limitation (the “AO Stockholder Approval”). The AO Pre-Funded Warrants also contain a beneficial ownership limitation that provides that the Company shall not effect any exercise of the AO Pre-Funded Warrants, and the holders of the AO Pre-Funded Warrants shall not have the right to exercise any portion of the AO Pre-Funded Warrants, to the extent that after giving effect to such issuance after exercise, the holder would beneficially own in excess of the Beneficial Ownership Limitation.

Following the Closing, Banzai will convene and hold a special meeting of its stockholders to obtain the AO Stockholder Approval (the “AO Special Meeting”). In connection with the AO Special Meeting, on January 22, 2025, Joseph P. Davy, Banzai’s Chief Executive Officer, who holds approximately 78.55% of Banzai’s total voting power as of the date of the AO Merger Agreement, entered into a Voting and Support Agreement, with Banzai (the “Voting and Support Agreement”) that obligates him to vote all the shares of Class B Common Stock beneficially owned by him in favor of the AO Stockholder Approval.

Pursuant to the AO Merger Agreement, Banzai will withhold from the AO Share Consideration a number of shares of Class A Common Stock equal to the quotient of $2,000,000 divided by the Banzai’s 5-Day VWAP, as adjusted pursuant to the AO Merger Agreement (the “Indemnification Holdback Amount”), as security for the obligations of Act-On Stockholders pursuant to the AO Merger Agreement. The Indemnification Holdback Amount shall be held for a period of twelve (12) months following the Closing Date (the “Indemnification Holdback Period”) and shall be released to Act-On Stockholders and Management Employees (in accordance with the Allocation Schedule) within ten (10) business days of the expiration of the Indemnification Holdback Period. The released aggregate amount shall be equal to (a) the Indemnification Holdback Amount, as allocated to Act-On Stockholders and Management Employees in accordance with the Allocation Schedule, less (b) any amounts set off against the Indemnification Holdback Amount pursuant to the AO Merger Agreement. The Indemnification Holdback amount shall be held by the Transfer Agent for the benefit of Act-On Stockholders and Management Employees and shall be released to Act-On Stockholders and Management Employees pursuant to the terms of a certain share consideration escrow agreement (the “Escrow Agreement”) by and among Banzai, Act-On, each of Act-On Stockholders and Management Employees and Continental Stock Transfer & Trust Company, a New York limited purpose trust company (the “Escrow Agent”).

On or prior to the consummation of the AO Merger, parties will enter into the Escrow Agreement, pursuant to which, the Escrow Agent shall hold, for the benefit of Banzai, the Indemnification Holdback Amount. The Escrow Agent shall administer the Indemnification Holdback Amount in accordance with the written instructions jointly provided by Banzai and Act-On to the Escrow Agent to release the Indemnification Holdback Amount, or any portion thereof, as set forth in such instruction.

On or prior to the consummation of the AO Merger, Banzai shall execute and deliver to the Act-On Stockholders and Management Employees a registration rights agreement (the “AO Registration Rights Agreement”), pursuant to which, among other things, Banzai will agree to register for resale, within five (5) Business Days (as defined in the AO Merger Agreement) following the AO Closing, on an applicable registration statement under the Securities Act, the shares of Class A Common Stock, to be issued to the Act-On Stockholders and Management Employees pursuant to the AO Merger Agreement and the shares of Class A Common Stock issuable upon exercise of the AO Pre-Funded Warrants.

The Closing of the AO Merger by each of Banzai, Merger Sub, and Act-On is subject to customary conditions, including (1) (A) adoption of the AO Merger Agreement by the Act-On Stockholders that hold the requisite percentage necessary to approve the AO Merger under Act-On’s Amended and Restated Certificate of Incorporation and (B) approval of the AO Transaction by Banzai’s board of directors, (2) authorization for listing on the Nasdaq Capital Market of the shares of Class A Common Stock to be issued in the AO Merger, subject to official notice of issuance, and (3) the absence of any order, injunction, decree or other legal restraint preventing the completion of the AO Merger or making the completion of the AO Merger illegal. Each party’s obligation to complete the AO Merger is also subject to certain additional customary conditions, including subject to certain exceptions, the accuracy of the representations and warranties of the other party and performance in all material respects by the other party of its obligations under the AO Merger Agreement. The AO Merger Agreement also contains customary representations, warranties, and indemnities of Banzai and Act-On.

Shares of Class A Common Stock issued to Winterberry

On February 4, 2025 the Company issued 30,000 shares to Verista Partners, Inc., aka Winterberry Group, one of its Creditors, in exchange for the cancellation of a portion of the total outstanding debt, in the amount of $16,666, pursuant to the Debt Reorganization.

NASDAQ Notice

As previously reported, the Company had a hearing before the Nasdaq Hearings Panel (the "Panel") on September 19, 2024. On September 26, 2024, Nasdaq provided the Company with its determination to phase the Company down from the Nasdaq Global Market to the Nasdaq Capital Market (the "Exchange") and grant the Company an extension until January 31, 2025 to demonstrate compliance with Nasdaq's listing rules, so long as the company applies to list on the Nasdaq Capital Market on or before October 7, 2024 and demonstrates compliance with Listing Rules 5550(a)(2), 5550(a)(5) and 5550(b)(1) on or before January 31, 2024. On February 12, 2025, the Company received a letter from the Nasdaq Stock Market LLC, Office of the General Counsel that Nasdaq's Listing Qualifications staff confirmed that the Company has demonstrated compliance with all of the Nasdaq Stock Market's listing requirements and therefore the Company's securities will remain listed on the Exchange.

Bridge Note Issuance to Agile Lending, LLC

On March 31, 2025, the Company issued a subordinated secured promissory note (the “March Agile Note”) for an aggregate principal amount of $4,000,000 and received $2,044,105 of proceeds, net of administrative agent fees of $200,000 paid to the collateral agent, and net of payments to Agile Lending, LLC of $1,755,895 in respect to early prepayment of the remaining outstanding balance of the December Agile Note, with a maturity date on the March Agile Note of November 12, 2025. The March Agile Note bears interest at a rate of 44%, and interest will be calculated on a three hundred and sixty (360) day year based on the actual number of days lapsed, and interest shall accrue on the March Agile Note commencing on and including the effective date pursuant to the March Agile Note Agreement’s weekly repayment and amortization schedule.