Form 10-Q
period 2025-03-31
Banzai International, Inc.
filed 2025-05-15
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares outstanding of each of the registrant's classes of common stock, $0.0001 par value per share, as of May 13, 2025:

Class A Common Stock - 16,645,627 shares

Class B Common Stock - 2,311,134 shares

PART I—FINANCIAL INFORMATION

BANZAI INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$780,764	$1,087,497
Accounts receivable, net of allowance for credit losses of $14,503 and $24,210, respectively	1,028,379	936,321
Prepaid expenses and other current assets	831,394	643,674
Total current assets	2,640,537	2,667,492

Property and equipment, net	10,889	3,539
Intangible assets, net	8,936,187	3,883,853
Goodwill	21,991,721	18,972,475
Operating lease right-of-use assets	66,896	72,565
Bifurcated embedded derivative asset - related party	20,000	63,000
Other assets	13,984	11,154
Total assets	33,680,214	25,674,078

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	2,830,450	7,782,746
Accrued expenses and other current liabilities	4,030,965	3,891,018
Convertible notes (Yorkville)	1,684,000	—
Convertible notes - related party	8,104,901	8,639,701
Convertible notes	—	215,057
Notes payable, carried at fair value	5,949,001	3,575,000
Warrant liability	11,000	15,000
Warrant liability - related party	4,600	2,300
Earnout liability	2,046,370	14,850
Due to related party	167,118	167,118
Deferred revenue	4,419,195	3,934,627
Operating lease liabilities, current	23,485	22,731
Total current liabilities	29,271,085	28,260,148

Deferred revenue, non-current	111,161	117,643
Deferred tax liability	1,309,333	10,115
Operating lease liabilities, non-current	43,765	49,974
Total liabilities	30,735,344	28,437,880

Commitments and contingencies (Note 15)

Stockholders' equity (deficit):
Common stock, $0.0001 par value, 275,000,000 (250,000,000 Class A and 25,000,000 Class B) shares authorized and 14,686,775 (12,375,641 Class A and 2,311,134 Class B) and 8,195,163 (5,884,029 Class A and 2,311,134 Class B) issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,450	800
Preferred stock, $0.0001 par value, 75,000,000 shares authorized, 1 and 1 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	84,866,612	75,515,111
Accumulated deficit	(81,923,192)	(78,279,713)
Stockholders' equity (deficit)	2,944,870	(2,763,802)
Total liabilities and stockholders' equity (deficit)	$33,680,214	$25,674,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2025	2024

Revenue	$3,379,083	$1,079,472
Cost of revenue	605,999	381,380
Gross profit	2,773,084	698,092

Operating expenses:
General and administrative expenses	7,433,088	4,098,789
Depreciation and amortization expense	246,691	1,564
Total operating expenses	7,679,779	4,100,353

Operating loss	(4,906,695)	(3,402,261)

Other expenses (income):
GEM settlement fee expense	—	200,000
Interest income	(2)	(10)
Interest expense	—	451,399
Interest expense - related party	358,381	577,513
Gain on extinguishment of liabilities	(4,343,406)	(527,980)
Loss on debt issuance	273,800	171,000
Loss on extinguishment of term notes	1,769,895	—
Change in fair value of warrant liability	(4,000)	(408,000)
Change in fair value of warrant liability - related party	2,300	(115,000)
Change in fair value of bifurcated embedded derivative assets - related party	43,000	—
Change in fair value of convertible notes	159,100	544,000
Change in fair value of term notes	165,906	—
Change in fair value of convertible bridge notes	(21,714)	—
Loss on Yorkville SEPA advances	384,524	—
Other income, net	(124,531)	(4,118)
Total other (income) expenses, net	(1,336,747)	888,804
Loss before income taxes	(3,569,948)	(4,291,065)
Income tax expense (benefit)	73,531	(933)
Net loss	(3,643,479)	(4,290,132)

Net loss attributable to common shareholders	$(3,643,479)	$(4,290,132)

Net loss per share attributable to common shareholders
Basic and diluted	$(0.15)	$(1.64)

Weighted average common shares outstanding
Basic and diluted	23,963,166	2,612,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit)

for the Three Months Ended March 31, 2025 and 2024

	Series A Preferred Stock		Series FE Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders'
	Shares	Amount	Share	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2024	—	$—	1	$—	8,195,163	$800	$75,515,111	$(78,279,713)	$(2,763,802)
Issuance of shares to Yorkville under the SEPA agreement	—	—	—	—	5,075,635	508	7,071,098	—	7,071,606
Shares issued to Hudson for consulting fee	—	—	—	—	150,000	15	232,485	—	232,500
Shares issued for payment to Verista	—	—	—	—	30,000	3	49,797	—	49,800
Exercise of RSU's	—	—	—	—	337,773	34	(34)	—	—
Shares issued for Vidello acquisition	—	—	—	—	898,204	90	1,661,587	—	1,661,677
Stock-based compensation	—	—	—	—	—	—	336,568	—	336,568
Net loss	—	—	—	—	—	—	—	(3,643,479)	(3,643,479)
Balance March 31, 2025	—	$—	1	$—	14,686,775	$1,450	$84,866,612	$(81,923,192)	$2,944,870

	Series A Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2023	—	$—	2,585,297	$259	$14,889,936	$(46,766,324)	$(31,876,129)
Conversion of convertible notes - related party	—	—	17,813	2	2,540,089	—	2,540,091
Shares issued to Yorkville for convertible notes	—	—	44,675	4	1,666,996	—	1,667,000
Shares issued to Yorkville for commitment fee	—	—	14,201	1	499,999	—	500,000
Shares issued to Roth for advisory fee	—	—	3,500	—	278,833	—	278,833
Shares issued to GEM	—	—	2,790	—	100,000	—	100,000
Shares issued for marketing expense	—	—	3,070	—	194,935	—	194,935
Forfeiture of sponsor shares	—	—	(2,000)	—	—	—	—
Stock-based compensation	—	—	—	—	42,827	—	42,827
Net loss	—	—	—	—	—	(4,290,132)	(4,290,132)
Balance March 31, 2024	—	$—	2,669,346	$266	$20,213,615	$(51,056,456)	$(30,842,575)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,643,479)	$(4,290,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	246,691	1,564
Provision for credit losses on accounts receivable	(9,707)	(2,191)
Non-cash share issuance for marketing expenses	—	48,734
Non-cash shares issued for consulting expenses	232,500	—
Non-cash settlement of GEM commitment fee	—	200,000
Discount at issuance on notes carried at fair value	16,200	—
Non-cash interest expense	—	374,944
Non-cash interest expense - related party	336,275	87,758
Amortization of debt discount and issuance costs	(885)	30,027
Amortization of debt discount and issuance costs - related party	—	489,755
Amortization of operating lease right-of-use assets	5,669	43,705
Stock based compensation expense	336,568	42,827
Gain on extinguishment of liability	(4,343,406)	(527,980)
Loss on debt issuance	273,800	171,000
Loss on extinguishment of term notes	1,769,895	—
Loss on SEPA issuance	384,524	—
Change in fair value of warrant liability	(4,000)	(408,000)
Change in fair value of warrant liability - related party	2,300	(115,000)
Change in fair value of bifurcated embedded derivative liabilities - related party	43,000	—
Change in fair value of convertible promissory notes	159,100	544,000
Change in fair value of term notes	165,906	—
Change in fair value of convertible bridge notes	(21,714)	—
Changes in operating assets and liabilities:
Accounts receivable	(82,351)	72,570
Prepaid expenses and other current assets	(187,720)	(186,558)
Other assets	(2,830)	—
Accounts payable	(609,595)	1,897,046
Deferred revenue	36,602	31,210
Accrued expenses	(212,557)	(524,713)
Operating lease liabilities	(5,455)	(75,078)
Earnout liability	170,481	(22,274)
Deferred revenue - long-term	(6,482)	—
Deferred tax liability	(25,032)	—
Net cash used in operating activities	(4,975,702)	(2,116,786)
Cash flows from investing activities:
Cash paid in acquistion of Vidello, net of cash acquired	(2,677,480)	—
Net cash used in investing activities	(2,677,480)	—
Cash flows from financing activities:
Payment of GEM commitment fee promissory note	(215,057)	(1,200,000)
Repayment of convertible notes (Yorkville)	(1,877,100)	—
Proceeds from term notes, net of issuance costs	4,000,000	—
Repayment of term notes	(3,686,086)	—
Partial repayment of convertible notes - related party	(870,190)	—
Proceeds from issuance of convertible notes, net of issuance costs	3,258,000	2,250,000
Proceeds from issuance of shares to Yorkville under the SEPA	6,687,082	—
Proceeds from shares issued to Verista	49,800	—
Net cash provided by financing activities	7,346,449	1,050,000
Net decrease in cash	(306,733)	(1,066,786)
Cash at beginning of period	1,087,497	2,093,718
Cash at end of period	$780,764	$1,026,932
Supplemental disclosure of cash flow information:
Cash paid for interest	—	44,814
Non-cash investing and financing activities
Shares issued to Roth for advisory fee	—	278,833
Shares issued to GEM	—	100,000
Shares issued for marketing expenses	—	194,935
Shares issued to Hudson for consulting fee	232,500	—
Settlement of GEM commitment fee	—	200,000
Consideration transferred for acquisition of Vidello	1,661,677	—
Assets acquired in acquisition of Vidello	8,393,172	—
Liabilities assumed in acquisition of Vidello	3,986,464	—
Shares issued to Yorkville of aggregate commitment fee	—	500,000
Conversion of convertible notes - Yorkville	—	1,667,000
Conversion of convertible notes - related party	—	2,540,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

2. Going Concern

As of March 31, 2025 the Company had cash of approximately $0.8 million. For the three months ended March 31, 2025, the Company used approximately $5.0 million in cash for operating activities. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of March 31, 2025, the Company had an accumulated deficit of approximately $81.9 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year of the date these financial statements were issued.

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

The Company’s plans include obtaining future debt financings (see Note 13) and equity financings associated with the Yorkville SEPA (as defined in Note 16). If the Company is unsuccessful in completing these planned transactions, it may be required to reduce its spending rate to align with expected revenue levels and cash reserves, although there can be no guarantee that it will be successful in doing so. Accordingly, the Company may be required to raise additional cash through debt or equity transactions. It may not be able to secure financing in a timely manner or on favorable terms, if at all. As a result, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

These accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations of the SEC relating to interim financial statements. The December 31, 2024 balance sheet information was derived from the audited financial statements as of that date. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2025. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Intangible Assets

Intangible assets are presented at fair value, net of amortization. The fair value is determined based on the appraised value of the asset. Intangible assets are composed of developed technology, trade names and customer lists. Intangible assets subject to amortization consist of the following:

	Estimated Useful Life (years):	March 31, 2025
Customer relationships	6 - 7	$1,139,710
Trade name	10 - 15	1,635,600
Technology	6 - 8	6,425,010
		9,200,320
Less: Accumulated amortization		(264,133)
Intangible assets, net		$8,936,187

Total amortization expense related to intangible assets was $244,666 for the three months ended March 31, 2025. Expected amortization expense is as follows:

Remainder of Year Ending December 31, 2025	$914,559
Year Ending December 31, 2026	1,214,920
Year Ending December 31, 2027	1,214,920
Year Ending December 31, 2028	1,214,920
Year Ending December 31, 2029	1,214,920
Thereafter	3,161,948
Total	$8,936,187

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through March 31, 2025.

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common shareholders—basic and diluted	$(3,643,479)	$(4,290,132)

Denominator:
Weighted average shares—basic and diluted	23,963,166	2,612,025
Net loss per share attributable to common shareholders—basic and diluted	$(0.15)	$(1.64)

The above weighted average share numbers for the three months ended March 31, 2025, include 12,818,425 prefunded warrants which were outstanding throughout the period. No such prefunded warrants were outstanding during the comparative three month period ended March 31, 2024.

Securities that were excluded from loss per share as their effect would be anti-dilutive due to the net loss position that could potentially be dilutive in future periods are as follows:

	As of March 31,
	2025	2024
Options	25,661	16,027
RSUs	2,607,763	—
Public warrant shares	230,000	230,000
GEM warrant shares	16,571	16,571
Common warrant shares	4,527,613	—
Placement agent warrant shares	104,902	—
Total	7,512,510	262,598

Derivative Financial Instruments

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet. Refer to Note 7 - Fair Value Measurements and Note 13 - Debt for further detail.

Bridge Notes - Fair Value Option Election

The Company determined the Agile Notes and 1800 Diagonal Notes (The "Bridge Notes") (as defined in Note 13) were eligible for the fair value option, in accordance with ASC 825-10-50-28, and made such election to account for the Bridge Notes at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. Additional term or other notes may be issued in subsequent periods where the Company would be able to make a fair value option election upon issuance provided eligibility criteria are met. The Company records the portion of the Bridge Notes that are issued and outstanding for accounting purposes at fair value with changes in fair value recorded in other income (expense), net in the condensed consolidated statement of operations, except for the portion of the total change in fair value that results from a change in the instrument-specific credit risk of the Bridge Notes, which is recorded in other comprehensive income (loss), if applicable. The fair value option election was made to align the accounting for the Bridge Notes with the Company's financial reporting objectives and reduce operational effort to account for embedded features that otherwise would require bifurcation as a separate unit of account.

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

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management during the three months ended March 31, 2025 and 2024. The carrying amount of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue, and other current liabilities approximated their fair values as of March 31, 2025 and December 31, 2024.

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

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements through enhanced disclosures over significant segment expenses regularly provided to the Chief Operating Decision Maker ("CODM"), extending certain annual disclosures to interim periods, and through permitting more than one measure of segment profit or loss to be reported under certain conditions. The Company adopted this guidance effective December 31, 2024, on a retrospective basis. Refer to Note 19 for further information.

4. Acquisition of Vidello

On January 31, 2025, the Company closed a previously announced merger with Vidello Limited ("Vidello"), a private limited company registered in England and Wales (the "Vidello Merger"), pursuant to a Merger Agreement (the "Vidello Merger Agreement"), dated December 19, 2024, by and among Vidello, and certain shareholders of Vidello (the "Vidello Shareholders"). At the closing, Vidello Shareholders transferred all the outstanding shares of Vidello to the Company, and Vidello became a direct and wholly owned subsidiary of the Company. At the closing, the Company paid to the Vidello Shareholders, $2,745,031 in cash (the "Vidello Cash Consideration"), whereby $2,500,000 are withheld for indemnification expenses and other holdback provisions in accordance with the Vidello Merger Agreement, and issued 898,204 shares of Class A Common Stock (the "Share Consideration", together with the Cash Consideration, the "Vidello Closing Consideration"). The Company's primary reason for acquiring Vidello was to enhance revenue growth and strengthen the Company's competitive market position through cross selling opportunities. Vidello is a video hosting and marketing platform designed to help businesses manage, customize, and optimize their video content.

With respect to the holdback amount, this consists of three distinct components, being (1) the withholding of $1,000,000 as security for the obligations of Company Shareholders for a period of twelve months (the “Indemnification Holdback Amount”), (2) the withholding of $500,000 as security for the obligations of Company Shareholders to cooperate with best efforts and in good faith with to complete the transition, integration and related matters of Vidello's business with Banzai, including, but not limited to (a) the transition of data of Vidello managed and/or held by Vidello to Banzai, (b) certain services relating to the continued operations of Vidello, and (c) the training of certain employees of Banzai regarding the operations of Vidello including any proprietary business processes and trade secrets following the Closing, during the six months following the Closing (the “Transition Holdback Period”), and (3) the withholding of $1,000,000 subject to certain revenue related conditions being met during the 180 day period following the Closing (the “Revenue Holdback Amount” and together with the Indemnification Holdback Amount and the Transition Holdback Amount, the “Holdback Amount”).

In connection with and as a condition of closing pursuant to the Vidello Merger Agreement, the Company executed and delivered to each Vidello Shareholder a lock-up agreement (the "Vidello Lock-Up Agreement"), pursuant to which, the shareholders of Class A Common Stock and any other securities convertible or exercisable into the shares of Class A Common Stock beneficially owned by them, during the 180-day period following the closing of the Vidello Merger, cannot complete any Prohibited Transfer (as defined in the Vidello Merger Agreement).

Immediately prior to the closing of the Vidello Merger, the directors, and officers of Vidello tendered their resignation, effective at the closing. Pursuant to the Vidello Merger Agreement, the CEO of the Company shall be the sole member of the board of directors of Vidello effective upon the closing of the Vidello Merger.

The Company incurred transaction costs of approximately $730,000 which are included in the Company’s condensed consolidated statement of operations.

The Vidello Merger was accounted for as a business combination under the acquisition method pursuant to Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), with the Company as the accounting acquirer. Under the acquisition method, the total purchase price of the acquisition is allocated to the net identifiable tangible and intangible assets acquired and liabilities assumed based on the fair values as of the acquisition date. The preliminary fair value of the consideration transferred totaled $6,267,747 summarized as follows:

Amount
Cash paid at closing	$2,745,031
Common stock issued to Vidello Stockholders	1,661,677
Fair value of Holdback Amount	1,861,039
Total consideration paid	$6,267,747

The Company made a provisional allocation of the purchase price of the Vidello Merger to the assets acquired and liabilities assumed as of the acquisition date. The following table summarizes the provisional purchase price allocation relating to the Vidello Merger:

Assets acquired:
Cash and cash equivalents	$67,551
Property and equipment, net	9,375
Intangible Assets - Vidello - Customer relationships	551,000
Intangible Assets - Vidello - Trade name	736,000
Intangible Assets - Vidello - Developed Technology	4,010,000
Total assets	$5,373,926
Liabilities assumed:
Accounts payable	705
Accrued expenses and other current liabilities	15,377
Unearned revenue, current	447,966
Deferred tax liability	1,324,250
Taxes payable	337,127
Total liabilities	$2,125,425
Total identifiable net assets	3,248,501
Goodwill recorded:
Goodwill	3,019,246
Total consideration	$6,267,747

Goodwill recognized is not expected to be deductible for tax purposes. We believe that in this acquisition goodwill represents the value of Vidello's existing products, combined with the added business synergies of integrating with the existing Banzai products and customer base.

As of the date these condensed consolidated financial statements were issued, the purchase accounting related to this acquisition was incomplete as certain working capital balances were subject to potential change. The Company has reflected the provisional amounts in these condensed consolidated financial statements. As such, the above balances may be adjusted in a future period, not to exceed one (1) year from the acquisition date pursuant to ASC 805, as the Company finalizes and/or updates for any identified working capital adjustments, which may be material to the consolidated financial statements.

All intangible assets acquired are subject to amortization and their associated estimated acquisition date fair values are as follows:

	Estimated	Acquisition Date
Intangible Assets	Useful Life	Fair Value
Vidello - Customer Relationships	6 years	551,000
Vidello - Trade name	10 years	736,000
Vidello - Technology	7 - 8 years	4,010,000

Net income in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2025 includes net income of Vidello from the date of acquisition to March 31, 2025 of approximately $320 thousand.

Pro forma disclosure for the Vidello acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Merger with Vidello had taken place on January 1, 2024. The pro forma results presented are the result of combining the revenues and earnings of the Company with the revenues and earnings of Vidello. The Company did not have any material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue.

The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

	For the Three Months Ended March 31,
	2025	2024
Revenue	$3,609,518	$3,131,557
Cost of revenue	796,454	642,725
Operating expenses	7,753,126	5,176,097
Total other expenses (income), net	(1,336,747)	888,804
Loss before income taxes attributable to common stockholders	$(3,603,315)	$(3,576,069)

5. Related Party Transactions

Due to Related Party of 7GC

During 2023, the Sponsor paid certain expenses on behalf of 7GC. Upon Closing of the Merger, Banzai assumed the $67,118 liability. As of March 31, 2025, the entire balance remained outstanding and is included within due to related party under current liabilities on the accompanying condensed consolidated balance sheet.

Legacy Banzai Related Party Transactions

During 2023, Legacy Banzai issued Promissory Notes and Convertible Notes to related parties. See Note 13 - Debt for further details related to these transactions and associated balances.

Debt Restructuring Agreement with CPBF

On September 5, 2024, the Company and CP BF agreed to amend the outstanding balance of all debt previously in the form of one term note and two convertible notes into one new consolidated convertible note. The newly issued consolidated convertible note was issued on September 23, 2024. Additionally on September 23, 2024, the Company and CP BF entered into a share purchase agreement where the Company issued equity in the form of common stock, common stock warrants and pre-funded warrants to CP BF for the reduction of $2 million of debt under the newly issued consolidated convertible note. See Note 13 - Debt, for further details related to the transaction and associated balances.

Due to Related Party of Company CEO

On September 12, 2024, the CEO of the Company loaned the Company an advance of $100,000. The advance is non-interest bearing, and matures one year from issuance. As of March 31, 2025, the entire balance remained outstanding and is included within due to related party under current liabilities on the accompanying condensed consolidated balance sheet.

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

Vidello

The Vidello product is a video hosting and marketing platform designed to help businesses manage, customize, and optimize their video content. Revenue is generated through Vidello providing video hosting and marketing platform subscription software service for a set period of time. Customer contracting is achieved via self service and invoicing is initiated automatically once the customer accepts the terms and conditions on the platform, based on their selection of the desired subscription product. When execution or completion of the contract occurs, the contract is valid and revenue is earned when the service is provided for each period of performance, daily. The amount is paid by the customer based on the contract terms monthly, annually or indefinite with the majority paid via credit card processing.

Service Trade Revenue

The Company has one customer for which the customer is also a vendor. For this one customer, the Company exchanged services for approximately $208,000 and $333,000, during the three months ended March 31, 2025 and 2024, respectively.

Disaggregation of Revenue

The following table summarizes revenue by region based on the billing address of customers for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas	$2,612,044	77%	$582,827	54%
Europe, Middle East and Africa (EMEA)	556,471	16%	386,250	36%
Asia Pacific	210,568	6%	110,395	10%
Total	$3,379,083	99%	$1,079,472	100%

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

	Opening Balance	Closing Balance	Opening Balance	Closing Balance
	1/1/2025	3/31/2025	1/1/2024	3/31/2024
Accounts receivable, net	$936,321	$1,028,379	$105,049	$34,670

Costs to Obtain a Contract

Sales commissions, the principal costs incurred to obtain a contract, are earned when the contract is executed. Management has capitalized these costs and amortized the commission expense over time in accordance with the related contract's term. For the three months ended March 31, 2025 and 2024, commission expenses were $91,188 and $270,335, respectively. Certain commission expenses are not capitalized and are instead directly expensed.

Capitalized commissions at March 31, 2025 and December 31, 2024 were $38,546 and $31,504, respectively, and are included within prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following summarizes the costs to obtain a contract activity during the three months ended March 31, 2025 and 2024:

Balance - December 31, 2024	$31,504
Commissions Incurred	57,237
Deferred Commissions Recognized	(50,195)
Balance - March 31, 2025	$38,546

Balance - December 31, 2023	$51,472
Commissions Incurred	31,610
Deferred Commissions Recognized	(44,620)
Balance - March 31, 2024	$38,462

7. Fair Value Measurements

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the periods ended March 31, 2025 and the year ended December 31, 2024. The carrying amount of accounts payable approximated fair value as they are short term in nature.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 Fair Value Measurements and Disclosures for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the Public Warrants liabilities represent Level 1 measurements. The estimated fair value of the convertible notes bifurcated embedded derivative asset, GEM warrant liabilities, Yorkville convertible note, Agile term notes, 1800 Diagonal convertible notes and Goodwill and Definite-lived intangible assets recognized as part of acquisitions, represent Level 3 measurements.

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2025	December 31, 2024
Assets:
Bifurcated embedded derivative asset - related party	3	$20,000	$63,000
Definite-lived intangibles*	3	$3,903,320	$3,903,320
Definite-lived intangibles**	3	$8,936,187	$3,883,853
Goodwill - Vidello (Note 4)*	3	$3,019,246	$—
Goodwill**	3	$21,991,721	$18,972,475
Liabilities:
Warrant liabilities - public	1	$4,600	$2,300
GEM warrant liabilities	3	$11,000	$15,000
Yorkville convertible note	3	$1,684,000	$—
Agile term notes	3	$5,538,000	$3,143,000
1800 Diagonal convertible notes	3	$411,000	$432,000

* Certain assets measured at the acquisition date.

** Measured at period-end.

Warrant Liability - Public Warrants

The Company assumed Public Warrants in the Merger, exercisable into 230,000 shares of Common A Common Stock, which were outstanding as of March 31, 2025 and December 31, 2024. The fair values of the Public Warrants are measured based on the listed market price of such warrants through March 31, 2025. See Note 14 - Warrant Liabilities for further details.

As of March 31, 2025, the Company recognized a loss of approximately $2,300 resulting from changes in the fair value of the derivative warrant liabilities, presented as change in fair value of warrant liabilities - related party in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the Public Warrants liability which are Level 1 financial liabilities that are measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2024	$2,300
Change in fair value	2,300
Balance at March 31, 2025	$4,600

Warrant Liability - GEM Warrants

The measurement of fair value of the GEM Warrants were determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, exercise price, term, volatility, risk-free rate, probability of dilutive term of three years, and expected time to conversion). Refer to Note 14 - Warrant Liabilities for further details.

As of March 31, 2025, the Company recognized a gain of approximately $4,000, resulting from changes in the fair value of the derivative warrant liabilities, presented as change in fair value of warrant liabilities in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the GEM Warrants liability which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2024	$15,000
Change in fair value	(4,000)
Balance at March 31, 2025	$11,000

Yorkville Convertible Notes

The measurement of fair value of the Yorkville convertible notes were determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, term, volatility, risk-free rate, and probability of optional redemption). Refer to Note 13 - Debt for further details.

As of March 31, 2025, the Company recognized a loss of approximately $159,100 resulting from changes in the fair value of the Yorkville convertible notes, presented as change in fair value of convertible promissory notes in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the Yorkville convertible notes which is a Level 3 financial liability measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2024	$-
Issuance of Yorkville convertible note	3,150,000
Loss on debt issuance	252,000
Repayment in cash of Yorkville convertible notes	(1,877,100)
Change in fair value	159,100
Balance at March 31, 2025	$1,684,000

Bifurcated Embedded Derivative Assets

The fair value of the embedded put options, relating to the Convertible Note to CP BF issued on September 23, 2024, was determined using a Black Scholes option pricing model. Estimating fair values of embedded conversion features requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Because the embedded conversion features are initially and subsequently carried at fair values, the Company’s consolidated statements of operations will reflect the volatility in these estimate and assumption changes. The bifurcated embedded derivative net asset was $20,000 as of March 31, 2025. Refer to Note 13 - Debt for further details.

The following table sets forth a summary of the changes in the fair value of the bifurcated embedded derivative asset for the three months ended March 31, 2025, relating to the Convertible Note to CP BF issued on September 23, 2024, which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

Fair Value
CP BF Convertible
Balance at December 31, 2024	$63,000
Change in fair value	(43,000)
Balance at March 31, 2025	$20,000

Term Notes (Agile)

On July 22, 2024, September 13, 2024, December 12, 2024, and March 31, 2025 the Company entered into term loan promissory note agreements with Agile Lending, LLC, and Agile Capital Funding, LLC, as the collateral agent, as discussed further in Note 13 - Debt of the notes to the condensed consolidated financial statements.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2025. The Company classified the Agile Term Notes as a Level 3 fair value measurement and used a discounted cash flow model to calculate the fair values as of March 31, 2025 and December 31, 2024, respectively. Key inputs for the valuation are summarized below. The discounted cash flow model uses inputs such as the contractual term of the note and a market participant interest rate.

The range of key inputs at issuance of the Agile term notes and for the period ended March 31, 2025 and December 31, 2024, were as follows:

	December 2024 Agile Note		March 2025 Agile Note
Key Inputs	March 31, 2025	December 31, 2024	March 31, 2025
Contractual term (years)	0.31	0.56	0.62
Interest rate	13.02%	10.13%	13.12%

Refer to Note 13 - Debt, for a summary of the changes in the fair value of the Agile term notes which are Level 3 financial liabilities measured at fair value on a recurring basis.

Convertible Notes (1800 Diagonal)

On August 16, 2024, September 24, 2024, December 10, 2024, and February 7, 2025 the Company entered into convertible promissory notes with 1800 Diagonal Lending, LLC, as discussed further in Note 13 - Debt of the notes to the condensed consolidated financial statements.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2025. The Company classified these notes as Level 3 financial liabilities and used the Black-Scholes option pricing model to calculate the fair values as of February 7, 2025, March 31, 2025 and December 10, 2024. Key inputs for the simulation are summarized below. The Black-Scholes simulation uses inputs such as the stock price, volatility, the contractual term of the note, risk free interest rates and dividend yields.

The range of key inputs for the Black-Scholes simulations at issuance of the 1800 Diagonal convertible notes and for the period ended March 31, 2025 and December 31, 2024, were as follows:

	August 1800 Diagonal Note		September 1800 Diagonal Note		December 1800 Diagonal Note		February 1800 Diagonal Note
Key Inputs	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	February 7, 2025
Stock price	$1.12	$1.53	$1.12	$1.53	$1.12	$1.53	$1.12	$1.51
Contractual term (years)	0.21	0.46	0.34	0.59	0.55	0.80	0.72	0.86
Risk-free rate	4.28%	4.25%	4.26%	4.23%	4.22%	4.19%	4.19%	4.22%
Volatility(1)	162%	191%	184%	264%	161%	232%	167%	237%
Maturity probability	80%	80%	80%	80%	80%	75%	75%	75%
Default probability	20%	20%	20%	20%	20%	25%	25%	25%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

(1) The Company utilized historical equity volatility in measurement of the fair value of the notes.

Refer to Note 13 - Debt, for a summary of the changes in the fair value of the 1800 Diagonal convertible notes which are Level 3 financial liabilities measured at fair value on a recurring basis.

Business Combination, including Definite-Lived Intangibles

The significant unobservable inputs used in our level 3 fair value measurement of business combinations, including definite-lived intangibles at the acquisition date (Note 4 - Acquisition of Vidello) are as follows:

Area	Valuation Techniques	Unobservable Input	March 31, 2025
Business Combination (Note 4)	Various *	Growth rate	2.5%
		Weighted average cost of capital	26.0%
		Internal rate of return	26.9%

Customer Relationship (Note 4)	Distributor method	Long-term revenue growth rate	2.5%
		Revenue growth attributable to existing customers	50.0%
		Existing customer attrition	20.0%
		Distributor EBITA margin	7.8%
		Contributory asset charges rate	0.6% - 1.6%
		Weighted average cost of capital	26.3%

Trade name (Note 4)	Relief-from-royalty method	Long-term revenue growth rate	2.5%
		Royalty rate	3.0%
		Contributory asset charges rate	2.3%
		Weighted average cost of capital	26.3%

Technology (Note 4)	Multi-period excess earnings method	Long-term revenue growth rate	2.5%
		R&D expense for new developed technology	4.5%
		Developed technology obsolescence rate	15.0%
		Contributory asset charges rate	-1.4% - 2.3%
		Weighted average cost of capital	26.3%

* Includes all of the valuation techniques for each of the fair valued assets above as of the acquisition date (Note 4 - Acquisition of Vidello).

8. Property and Equipment

Property and equipment, net consisted of the following at the dates indicated:

	March 31, 2025	December 31, 2024
Computers and equipment	$42,862	$34,474
Less: accumulated depreciation	(31,973)	(30,935)
Property and equipment, net	$10,889	$3,539

Depreciation expense for the three months ended March 31, 2025 and 2024 was $1,038 and $1,564 respectively.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at the dates indicated:

	March 31, 2025	December 31, 2024
Prepaid expenses and other current assets:
Prepaid insurance costs	$408,585	$130,345
Service trade	208,219	239,041
Prepaid consulting costs	76,767	76,767
Prepaid software costs	52,536	59,855
Prepaid commissions	38,546	31,504
Prepaid merchant fees	30,898	26,690
Prepaid advertising and marketing costs	—	29,133
Prepaid data license and subscription costs	—	3,125
Other current assets	15,843	47,214
Total prepaid expenses and other current assets	$831,394	$643,674

10. Goodwill

The following is a summary of goodwill by reportable segment as of and for the three months ended March 31, 2025:

	Banzai Operating Co.	Vidello	OpenReel	Consolidated
Goodwill - December 31, 2024	$2,171,526	$-	$16,800,949	$18,972,475
Additions to goodwill (Note 4)	-	3,019,246	-	3,019,246
Impairment	-	-	-	-
Goodwill - March 31, 2025	$2,171,526	$3,019,246	$16,800,949	$21,991,721

We identify our reporting units in accordance with the FASB ASC Subtopic 280 Segment Reporting. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies. The discounted cash flow methodology is a widely accepted valuation technique utilized by market participants in the transaction evaluation process and has been applied consistently. We also consider our market capitalization, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. Management further supports its conclusions by assessing a combination of an income valuation methodology, comprising a discounted cash flow analysis and market valuation methodologies, comprising the guideline public company and guideline transaction methods. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technology development expenses, technical advances, and inflation. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record additional impairment charges in the future.

At March 31, 2025, as the Company has three operating segments which were deemed to be its reporting units, goodwill is allocated to each reporting unit and the carrying value of each reporting unit is determined based on the present value of the reporting unit's specific discounted cash flows for purposes of evaluating goodwill impairment. As of December 31, 2024, the date of the last goodwill impairment analysis, the Banzai Operating Co. reporting unit had a negative carrying value, and no impairment to goodwill was identified as of December 31, 2024. As of December 31, 2024, the OpenReel reporting unit had a carrying value that exceeded the fair value of the reporting unit. As such an impairment to goodwill $2.7 million was identified as of December 31, 2024.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at the dates indicated:

	March 31, 2025	December 31, 2024
Accrued expenses and other current liabilities:
Accrued accounting and professional services costs	$2,337,383	$2,419,829
Provision for tax payable	426,925	-
Sales tax payable	513,531	452,508
Accrued legal costs	154,150	315,764
Excise tax payable	223,717	223,717
Accrued payroll and benefit costs	146,693	207,970
Accrued streaming service costs	56,833	51,308
Accrued subscription costs	50,638	46,759
Other current liabilities	121,095	173,163
Total accrued expenses and other current liabilities	$4,030,965	$3,891,018

12. Deferred Revenue

Deferred revenue represents amounts that have been collected in advance of revenue recognition and is recognized as revenue when transfer of control to customers has occurred or services have been provided. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable revenue agreements. Differences between the revenue recognized per the below schedule, and the revenue recognized per the condensed consolidated statement of operations, reflect amounts not recognized through the deferred revenue process, and which have been determined to be insignificant. For the three months ended March 31, 2025 and the year ended December 31, 2024, the Company recognized $1,671,897 and $1,214,096 in revenue that was included in the prior year deferred revenue balance, respectively.

The change in total deferred revenue was as follows for the periods indicated:

	Three Months Ended	Year Ended
	March 31, 2025	December 31, 2024
Deferred revenue, beginning of period	$3,934,627	$1,214,096
Billings	2,721,698	4,362,730
Revenue recognized (prior year deferred revenue)	(1,671,897)	(1,214,096)
Revenue recognized (current year deferred revenue)	(1,013,199)	(3,091,333)
OpenReel deferred revenue - short-term - previously recognized at acquisition	—	2,663,230
Vidello deferred revenue - short-term	447,966	—
Deferred revenue - short-term, end of period	4,419,195	3,934,627
OpenReel deferred revenue - long-term	111,161	—
Deferred revenue - short-term and long-term, end of period	$4,530,356	$3,934,627

13. Debt

Convertible notes

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

The GEM Promissory Note provides that, in the event the Company fails to make a required monthly payment when due, the Company shall issue to GEM a number of shares of Class A Common Stock equal to the monthly payment amount divided by the VWAP of the Class A Common Stock for the trading day immediately preceding the applicable payment due date. In addition, the Company agreed to register on a registration statement 2,000,000 shares of Class A Common Stock that may be issuable under the terms of the GEM Promissory Note. The GEM Promissory Note contains customary events of default. If an event of default occurs, GEM may, at its option, demand from the Company immediate payment of any outstanding balance under the GEM Promissory Note. The GEM Promissory Note is recorded in the line Convertible notes on the Company's condensed consolidated balance sheets.

As of March 31, 2025, the Company has issued an aggregate of 190,001 shares of Class A Common Stock to GEM in lieu of monthly payment obligations and during the three months ending March 31, 2025, the Company paid an aggregate of $215,057 to satisfy the remaining balance of the GEM Promissory Note.

Convertible Notes (Yorkville)

On December 14, 2023, in connection with and pursuant to the terms of its Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (“Yorkville”), (refer to Note 16 - Equity for further details), Yorkville agreed to advance to the Company, in exchange for convertible promissory notes, an aggregate principal amount of up to $3,500,000, $2,000,000 of which was funded at the Closing in exchange for the issuance by the Company of a Convertible Promissory Note (the “December Yorkville Convertible Note”). The Company received net proceeds of $1,800,000 after a non-cash original issue discount of $200,000.

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

The Yorkville Promissory Notes have a maturity date (as modified by the Floor Price Reduction Agreement) of January 17, 2025, and accrue interest at 0% per annum, subject to an increase to 18% per annum upon events of default as defined in the agreement. As of March 31, 2025, no events of default have occurred.

Yorkville has the right to convert any portion of the outstanding principal into shares of Class A common stock at any time subsequent to the Stand-still Period through maturity. The number of shares issuable upon conversion is equal to the amount of principal to be converted (as specified by Yorkville) divided by the Conversion Price (as defined in the Standby Equity Purchase Agreement disclosure in Note 16). Yorkville will not have the right to convert any portion of the principal to the extent that after giving effect to such conversion, Yorkville would beneficially own in excess of 9.99% of the total number of shares of Class A common stock outstanding after giving effect to such conversion.

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

During January 2024, the Company’s stock price per share fell below the then in effect Floor Price (as defined in the Standby Equity Purchase Agreement disclosure in Note 16) of $2.00 for five trading days during a period of seven consecutive trading days (an Amortization Event under the terms of the December Yorkville Convertible Note agreement), thus triggering amortization payments under the terms of the December Yorkville Convertible Note. On January 24, 2024, Yorkville agreed to waive the Amortization Event trigger, prior to the date upon which any amortization payment would have been required. As discussed in the definitions below, the Floor Price was reset on February 14, 2024, in conjunction with the effective date of the Company’s Registration Statement, at a price of $0.294 per share of Common Stock, thus curing the Amortization Event condition.

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

On January 30, 2025 (the “Issuance Date”), in connection with and pursuant to the terms of the SEPA (refer to Note 16 – Equity for further details), Yorkville agreed to advance to the Company $3,150,000 in cash, in exchange for a Convertible Promissory Note (the

“Yorkville Note”) with a total principal amount of $3,500,000. The Company received net proceeds of $3,140,000 after an original issue discount of $350,000, and $10,000 debt issuance costs paid to Yorkville.

The Yorkville Note has a maturity date of July 31, 2025, but may be extended at Yorkville's option. Beginning on February 28, 2025 and continuing on March 31, 2025 and April 30, 2025, (each, an “Installment Date”), the Company shall repay a portion of the outstanding balance of this Note in an amount equal to the sum of (i) $1,500,000 of Principal in respect to the first two Installment Dates, and $500,000 in respect of the third Installment Date (or the outstanding Principal if less than such amount), plus (ii) a payment premium (in an amount equal to 4% of the Principal amount being paid (the “Payment Premium”), and (iii) accrued and unpaid interest hereunder as of each Installment Date (collectively, the “Installment Amount”). The Company maintains the right to pay each Installment Amount in cash or via an Advance Notice pursuant to the SEPA or any combination thereof. The Note bears an interest rate of 0% for the first 90 days following the Issuance Date, and 6% thereafter (the “Interest Rate”). The Interest Rate shall increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined by the Note). The Note is convertible into shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), at a conversion price of $2.00 per share (the “Conversion Price”). Yorkville may elect to convert part or all of the outstanding balance of the Note at any time or from time to time after the Issuance Date. The Company may prepay the outstanding amount at any time, in whole or in part, subject to a 4% premium, provided that (i) the Company provides the Investor with at least 10 trading days’ prior written notice (each, a “Redemption Notice”) of its desire to prepay the outstanding amount (an “Optional Redemption”), and (ii) on the date the Redemption Notice is issued, the VWAP (as defined in the note agreement) of the Class A Common Stock is less than the Conversion Price.

The Company determined that the Yorkville Note was eligible for the fair value option election in accordance with ASC 825-10-50-28, and made such election to account for the Yorkville Note at fair value. The Company estimated the fair value of the Yorkville Note at issuance of $3,402,000 using a Monte Carlo simulation, using the following key inputs: principal on the Yorkville Note of $3,500,000; remaining term of 0.50 years; the fair value of the Company’s Class A common stock on the valuation date of $2.24 per share; a market interest rate of 8.7%; a risk-free rate of 4.27%; equity volatility of 224.0%; and the Payment Premium of 4%. Upon issuance, the Company recognized a loss of $252,000 representing the difference between issuance date fair value and the proceeds received net of the original issue discount of $3,150,000, which is included in loss on debt issuance on the accompanying condensed consolidated statement of operations.

The Company made principal payments totaling approximately $1,805,000 during the three months ended March 31, 2025 via Advance Repayments and incurred approximately $72,000 in Payment Premiums, which were expensed as incurred, in fulfillment of its obligation to repay $1,500,000 in principal by February 28, 2025. The shortfall in repayment of the additional $1,500,000 principal due on March 31, 2025 was waived by Yorkville and was not considered an Event of Default; the Company repaid the remaining outstanding principal of approximately $1,695,000 via Advance Repayments during April and May of 2025.

During the three months ended March 31, 2025, the Company recognized a loss of approximately $159,000 on the change in fair value of the Yorkville Note. The Company estimated the fair value of the Yorkville Note at March 31, 2025 of $1,684,000 using a Monte Carlo simulation, using the following key inputs: outstanding principal on the Yorkville Note of approximately $1,695,000; remaining term of 0.33 years; the fair value of the Company’s Class A common stock on the valuation date of $1.12 per share; a market interest rate of 11.3%; a risk-free rate of 4.29%; equity volatility of 171.0%; and the Payment Premium of 4%.

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

Convertible notes - related party

Term and Convertible Notes - related party (CP BF)

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

The effective interest rate for the Term Note was 16% for the three months ended March 31, 2024. For the three months ended March 31, 2024, interest expense on the Term Note totaled $292,327, comprised of $266,348 of contractual interest and $25,979 for the amortization of the discount. The effective interest rate for the CP BF Convertible Note and First Amendment Convertible Note was 16% for the three months ended March 31, 2024. For the three months ended March 31, 2024, interest expense on the Convertible Notes totaled $116,411, comprised of $108,596 of contractual interest and $7,815 for the amortization of the discount.

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

Convertible notes - related party (CP BF restructuring)

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

The embedded redemption put feature upon a Prepayment and Default Interest triggering events that are unrelated to the creditworthiness of the Company are not clearly and closely related to the debt host instrument, were separated and bundled together, as a derivative and assigned probabilities of being affected and initially measured at fair value in the amount of $12,000. Subsequent changes in fair value of the feature will be recognized as a gain or loss in the Consolidated Statement of Operations. The fair value of the bifurcated derivative asset was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative (See Note 7 - Fair Value Measurements). As of March 31, 2025, the fair value of the bifurcated derivatives was $20,000. The Company recorded a loss related to the change in fair value of the bifurcated derivatives of $43,000 for the three months ended March 31, 2025.

In October 2024, CP BF exercised its optional conversion option in which it received 55,600 Class A Common Stock at the fixed conversion price per share of $3.89 in satisfaction of $216,284 of the Company's obligations under the 2024 CP BF Convertible Note.

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

On September 24, 2024, the Company entered into a securities purchase agreement with an institutional investor for the issuance and sale in a private placement with gross proceeds to the Company of approximately $4.6 million. One of the contingent redemption features in the 2024 CP BF Convertible Note relates to the Company prepaying, either partially or in whole, the obligations in an aggregate amount upon the sale of the Company's capital stock equal to 20% of the cash proceeds in excess of $3,000,000. For the three months ended March 31, 2025, the Company paid a total of $870,190 of which satisfied outstanding principal under the 2024 CP BF Convertible Note.

The effective interest rate for the 2024 CP BF Convertible Note was approximately 15.4% for the three months ended March 31, 2025. For the three months ended March 31, 2025, interest expense on the 2024 CP BF Convertible Note totaled $335,390 consisting of $336,275 of contractual interest offset by $885 of amortization of the debt premium.

The following table presents the 2024 CP BF Convertible Note as of March 31, 2025:

Face value of the CP BF convertible notes	$8,758,775
Debt premium, net	10,181
Carrying value of the CP BF convertible notes	8,768,956
Accrued interest	705,734
Prepayments made	(1,153,505)
Conversions	(216,284)
Total CP BF convertible notes and accrued interest	$8,104,901

The following table presents the 2024 CP BF Convertible Note as of December 31, 2024:

Face value of the CP BF convertible notes	$8,758,775
Debt premium, net	11,066
Carrying value of the CP BF convertible notes	8,769,841
Accrued interest	369,459
Prepayments made	(283,315)
Conversions	(216,284)
Total CP BF convertible notes and accrued interest	$8,639,701

Notes payable, carried at fair value

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

On March 31, 2025, the Company issued a subordinated secured promissory note (the “March Agile Note”) for an aggregate principal amount of $4,000,000 and received $2,044,105 of proceeds, net of administrative agent fees of $200,000 paid to the collateral agent, and net of payments to Agile Lending, LLC of $1,755,895 in respect to early prepayment of the remaining outstanding balances of the December Agile Note, with a maturity date on the March Agile Note of November 12, 2025. The March Agile Note bears interest at a rate of 44%, and interest will be calculated on a three hundred and sixty (360) day year based on the actual number of days lapsed, and interest shall accrue on the March Agile Note commencing on and including the effective date pursuant to the March Agile Note Agreement’s weekly repayment and amortization schedule.

Upon the modification on March 31, 2025, the Company evaluated the debt modification guidance, determining that the modification is an extinguishment of the existing December Agile Note due to the terms of the March Agile Note being substantially different from the terms of the December Agile Notes. As a result, the Company recorded a loss on debt extinguishment of $1,769,895.

The July Agile Note, the September Agile Note, the December Agile Note, the March Agile Note are together referred to as the “Agile Notes”.

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

Interest expense on the Agile Notes totaled $450,426 for the three months ending March 31, 2025 and is included in the fair value of the notes.

The following presents the Agile Notes as of March 31, 2025:

Fair Value
Balance at December 31, 2024	$3,143,000
Issuance of Agile term notes	$4,000,000
Loss on restructuring	$1,769,895
Repayments in cash	$(3,540,800)
Change in fair value	$165,905
Balance at March 31, 2025	$5,538,000

Outstanding principal balance as of March 31, 2025	$4,000,000
Accrued interest as of March 31, 2025	$—

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

On February 7, 2025, the Company issued a fourth promissory note (the “February 1800 Diagonal Note”) for an aggregate principal amount of $124,200 and received $100,000 of proceeds, net of an original discount of $16,200 and issuance costs of $8,000 for due diligence and legal fees, with a maturity date of December 15, 2025. The stated interest rate on the February Note is 12% per annum, and interest shall accrue on the February Note commencing on and including the issuance date pursuant to the February Note Agreement's repayment and amortization schedule.

The August 1800 Diagonal Note, the September 1800 Diagonal Note, the December 1800 Diagonal Note, and the February 1800 Diagonal Note are together referred to as the “1800 Diagonal Notes”.

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

Interest expense on the 1800 Diagonal Notes totaled approximately $36,935 for the three months ending March 31, 2025 and is included in the fair value of the notes.

The following table presents the 1800 Diagonal Notes as of March 31, 2025:

Fair Value
Balance at December 31, 2024	$432,000
Issuance of 1800 Diagonal convertible notes	124,200
Loss on debt issuance	21,800
Repayments in cash	(145,286)
Change in fair value	(21,714)
Balance at March 31, 2025	$411,000

Outstanding principal balance as of March 31, 2025	$370,886
Accrued interest as of March 31, 2025	$36,935

14. Warrant Liabilities

Public Warrants

The Company assumed Public Warrants in the Merger, exercisable into 230,000 shares of Common Stock of the Company, and which remained outstanding as of March 31, 2025. The Public Warrants have an exercise price of $575.00 per share, subject to adjustments, and will expire five years from the Merger Closing Date. The exercise price and number of shares of Class A Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation.

The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A Common Stock underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration, or a valid exemption from registration is available. No Public Warrant will be exercisable and the Company will not be obligated to issue a share of Class A Common Stock upon exercise of a Public Warrant unless the shares of Class A Common Stock issuable upon such Public Warrant exercise has been registered, qualified, or deemed to be exempt under the securities laws of the state of of the registered holder of the Public Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Public Warrant, the holder of such Public Warrant will not be entitled to exercise such Public Warrant and such Public Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Public Warrant. The Resale Registration statement went effective on February 14, 2024. As the Resale Registration Statement was declared effective within the contractual 60-day term upon closing of the Merger, no "cashless basis" exercises were triggered during the period ended March 31, 2025.

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

GEM Financing Arrangement

In association with the GEM Letter, see Note 13 - Debt for further details, at Closing, the GEM Warrant automatically became an obligation of the Company, and on December 15, 2023, the Company issued the GEM Warrant granting GEM the right to purchase 16,571 shares at an exercise price of $324.50 per share. GEM may exercise the GEM Warrant at any time and from time to time until December 14, 2026. The terms of the GEM Warrant provide that the exercise price of the GEM Warrant, and the number of shares of Class A Common Stock for which the GEM Warrant may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of New Banzai Common Stock resulting from stock splits, reverse stock splits, consolidations, combinations and reclassifications. Additionally, the GEM Warrant contains weighted average anti-dilution provisions that provide that if the Company issues shares of Common Stock, or securities convertible into or exercisable or exchange for, shares of Common Stock at a price per share that is less than 90% of the exercise price then in effect or without consideration, then the exercise price of the GEM Warrant upon each such issuance will be adjusted to the price equal to 105% of the consideration per share paid for such Common Stock or other securities. In the event of a Change of Control, if the Surviving Corporation does not have registered class of equity securities and common shares listed on a U.S. national securities exchange, then the Holder is entitled to receive one percent of the total consideration received by the Company’s stockholders and the GEM Warrants will expire upon payment. Upon the closing of the OpenReel Merger, the exercise price of the GEM Warrants were adjusted to the price equal to 105% of the consideration per share paid which resulted in a strike price of $1.83. The effect of the change in strike price feature being triggered resulted in a change of value of approximately $15,000 which is recorded in the statement of operations line change in fair value of warrant liability.

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

The measurement of fair value was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, exercise price, term, volatility, risk-free rate, probability of dilutive term of three years, and expected time to conversion). As of March 31, 2025 and December 31, 2024, the fair value of the Warrants, as determined by the Monte Carlo simulation option pricing model, were $11,000 and $15,000, respectively.

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

15. Commitments and Contingencies

Leases

The Company has operating leases for its real estate across multiple states. The operating leases have remaining lease terms of approximately 2.58 years as of March 31, 2025 and consist primarily of office space.

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

The components of lease expense for the three months ended March 31, 2025 and 2024, are as follows:

	For the Three Months Ended March 31,
Components of lease expense:	2025	2024
Operating lease cost	$7,332	$47,244
Sublease income	—	(52,542)
Total lease (income) cost	$7,332	$(5,298)

Supplemental cash flow information related to leases are as follows:

	For the Three Months Ended March 31,
Supplemental cash flow information:	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Non-cash lease expense (operating cash flow)	$5,669	$43,705
Change in lease liabilities (operating cash flow)	(5,455)	(75,078)

Supplemental balance sheet information related to leases was as follows:

Operating leases:	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$66,896	$72,565
Operating lease liability, current	23,485	22,731
Operating lease liability, non-current	43,765	49,974
Total operating lease liabilities	$67,250	$72,705

Weighted-average remaining lease term:	March 31, 2025	December 31, 2024
Operating leases (in years)	2.58	2.83

Weighted-average discount rate:	March 31, 2025	December 31, 2024
Operating leases	9.40%	9.40%

Future minimum lease payments under non-cancellable lease as of March 31, 2025, are as follows:

Maturities of lease liabilities:
Year Ending December 31,
Remainder of 2025	$21,487
2026	29,466
2027	25,167
2028	—
2029 and thereafter	—
Total undiscounted cash flows	76,120
Less discounting	(8,870)
Present value of lease liabilities	$67,250

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

Repayment Agreement with Perkins Coie LLP

On September 9, 2024, the Company entered into a Repayment Agreement (the “Perkins Repayment Agreement”) where the Company agreed to issue $1,385,000 worth of shares, which the Company shall register no fewer than 460,000 shares, subject to adjustment, in a registration statement on Form S-1 within 60 days of entering into the Perkins Repayment Agreement, and will use reasonable best efforts to ensure the Registration Statement becomes effective promptly and remains effective until all shares issued under the Perkins Repayment Agreement are sold. The Company’s registration statement on Form S-1 was filed with the SEC on October 16, 2024 and became effective on November 6, 2024. As of December 31, 2024, the Company had issued 600,000 shares to Perkins to settle part of the outstanding liability balance. The remaining unpaid fee balance of $465,393 to be paid with the issuance of additional shares has not yet been made as of the date of filing of these condensed consolidated financial statements and is included in Accounts Payable on the condensed consolidated balance sheet.

Repayment Agreement with Cooley LLP

On September 19, 2024 the Company entered into a Repayment Agreement with Cooley LLP (“Cooley”) for previously provided legal services (the “Cooley Repayment Agreement”). Under the Cooley Repayment Agreement, the Company’s outstanding fees have been lowered from $1,523,029 to $400,000 (the “Cooley Unpaid Fee”) in exchange for 11 monthly installments of $36,300, with the first payment to be made on October 1, 2024. If payments are not made in accordance with the Repayment Agreement, Cooley retains the right to seek to collect the entire original outstanding fee balance. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated. The Company made all required payments as of March 31, 2025 and accordingly recognized a gain on settlement of approximately $1.1 million, recognized within Gain on extinguishment of liabilities on the the condensed consolidated statement of operations, for the three months ended March 31, 2025.

Settlement Letter with CohnReznick LLP

On September 19, 2024, the Company entered into a Settlement Letter with CohnReznick LLP (“CohnReznick”) regarding the Company’s unpaid balance totaling $817,400 for services rendered in connection with the 7GC business combination with the Company (the “Settlement Letter”). Under the Settlement Letter, the Company and CohnReznick agreed to settle the total unpaid balance due, upon CohnReznick’s receipt of $450,000 (the “Settlement Amount”), which will be paid in 15 equal monthly installments of $30,000. In consideration of the Settlement Letter, CohnReznick has agreed to not to pursue collection efforts now or at any time in the future, except as otherwise provided in the Settlement Letter. If payments are not made in accordance with the Settlement Letter, the unpaid portion of the total unpaid balance will immediately become due and payable. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated. The remaining unpaid balance of $637,400 is included in Accrued expenses and other current liabilities on the condensed consolidated balance sheet as of March 31, 2025.

Repayment Agreement with Sidley Austin LLP

On September 19, 2024, the Company entered into a Repayment Agreement with Sidley Austin LLP (“Sidley”) for previously provided legal services (the “Sidley Repayment Agreement”). Under the Sidley Repayment Agreement, the Company’s outstanding fees have been lowered from $4,815,979 to $1,605,326 (the “Sidley Unpaid Fee”). Under the Sidley Repayment Agreement, the Company agrees to 12 monthly payments that Sidley applies to the balance of the Sidley Unpaid Fee on a 2 for 1 basis, such that for every one dollar ($1.00) paid by Company, Sidley shall reduce the Sidley Unpaid Fee Amount by an additional two dollars ($2.00). If payments are not made in accordance with the Sidley Repayment Agreement, the shortfall shall accrue interest at a rate of 12% per annum, compounded daily, until such payment is made. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated. The Company made all required payments as of March 31, 2025 and accordingly recognized a gain on settlement of approximately $3.2 million, recognized within Gain on extinguishment of liabilities on the the condensed consolidated statement of operations, for the three months ended March 31, 2025.

Repayment Agreement with Donnelley Financial LLC

On September 13, 2024, the Company entered into a Repayment Agreement with Donnelley Financial LLC (“Donnelley”) for previously provided services (the “Donnelley Repayment Agreement”). Under the Donnelley Repayment Agreement, the Company’s outstanding fees have been lowered from $1,072,148 to $357,025 (the “Donnelley Unpaid Fee”). The Donnelley Unpaid Fee will be paid in 12 monthly installments, with the first monthly payment of $45,000 due on October 1, 2024; the remaining 11 payments shall each be in the amount of $28,366. Under the Donnelly Repayment Agreement, the original outstanding fee balance shall become immediately due and payable upon the occurrence of certain events, including failure to make a payment of the Donnelly Unpaid Fee when due and failure to pay for any additional services. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated. The remaining unpaid balance of $186,830 is included in Accrued expenses and other current liabilities on the the condensed consolidated balance sheet as of March 31, 2025.

Repayment Agreement with Verista Partners, Inc.

On August 26, 2024, the Company entered into a Repayment Agreement with Verista Partners, Inc. aka Winterberry Group, (“Verista” or “Winterberry”) for previously provided services (the “Verista Repayment Agreement”). Under the Verista Repayment Agreement, the Company’s outstanding fees are $196,666 (the “Verista Unpaid Fee”). The Company and Verista have agreed that the Verista Unpaid Fee will be repaid with $66,666 worth of shares of the Company, and $130,000 in 16 equal cash installment payments of $8,125, beginning on October 1, 2024, and on the first day of each month thereafter through January 1, 2026. As of March 31, 2025, the Company had issued 30,000 shares and made aggregate installment payments of $50,078, to Verista. The remaining unpaid balance of $93,050 is included in Accounts Payable on the the condensed consolidated balance sheet as of March 31, 2025.

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

16. Equity

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

There were 14,686,775 shares (12,375,641 Class A Common Stock and 2,311,134 Class B Common Stock) issued and outstanding at March 31, 2025 and 8,195,163 shares (5,884,029 Class A Common Stock and 2,311,134 Class B Common Stock) issued and outstanding at December 31, 2024.

Preferred Stock

The Company is authorized to issue 75,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of March 31, 2025 and 2024, one and no shares of preferred stock were outstanding, respectively.

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

Pursuant to the terms of the SEPA, at any time that there is a balance outstanding under the Yorkville Promissory Notes or Yorkville Note, Yorkville has the right to receive shares to pay down the principal balance, and may select the timing and delivery of such shares (via an “Investor Notice”), in an amount up to the outstanding principal balance on the Yorkville Promissory Notes at a purchase price equal to the lower of (i) $500.00 per share of Class A common stock (the “Fixed Price”), or (ii) 90% of the lowest daily Volume Weighted Average Price (“VWAP”) of the Class A common stock on Nasdaq during the 10 consecutive Trading Days immediately preceding the Investor Notice date or other date of determination (the “Variable Price”). The Variable Price shall not be lower than $100.00 per share (the “Floor Price”). The Floor Price shall be adjusted (downwards only) to equal 20% of the average VWAP for the five trading days immediately prior to the date of effectiveness of the initial Registration Statement. Notwithstanding the foregoing, the Company may reduce the Floor Price to any amount via written notice to Yorkville, provided that such amount is no more than 75% of the closing price on the Trading Day immediately prior to the time of such reduction and no greater than $100.00 per share of Class A common stock (the “Conversion Price”). At any time that there is a balance outstanding under the Yorkville Promissory Notes, the Company is not permitted to issue Advance Notices under the SEPA unless an Amortization Event has occurred under the terms of the Yorkville Promissory Notes agreement.

During the three months ended March 31, 2025, the Company issued Advance Notices to Yorkville pursuant to the SEPA requesting the purchase of shares of the Company’s Class A common stock. The Company elected to issue Advance Notices subject to both the Option 1 Pricing Period (the “Option 1 Advances”) and the Option 2 Pricing Period (the “Option 2 Advances”).

During the three months ended March 31, 2025 the Company requested the purchase of a total of 730,000 shares of the Company’s Class A common stock in connection with the Option 1 Advances, which Yorkville purchased for a total purchase price of approximately $1,046,000. The Company recognized a loss of approximately $52,000 on the sales, which represents the difference between the fair value of the shares issued and the proceeds received from the sales.

During the three months ended March 31, 2025 the Company requested the purchase of a total of 4,950,000 shares of the Company’s Class A common stock in connection the Option 2 Advances. The issuance of the Advance Notices subject to the Option 2 Pricing Period represents the creation of forward share sales contracts, which were determined to meet the definition of a derivative pursuant to ASC Topic 815, Derivatives and Hedging. As such, upon issuance of the Advance Notices for the Option 2 Advances, the Company recognized derivative liabilities totaling approximately $289,000 in the aggregate, the fair values of which represented the intrinsic value of the requested number of shares of Class A common stock on the Advance Notice dates. The Company recognized a loss of approximately $43,000 during the three months ended March 31, 2025 representing the change in fair value of the derivative liabilities during the period from the Advance Notice dates and the settlement dates of the Option 2 Advances. Upon settlement of the Option 2 Advances, the Company sold an aggregate of 4,315,142 shares of the Company’s Class A common stock to Yorkville for total proceeds of approximately $5,592,000, of which approximately $1,805,000 was applied against the outstanding principal on the Yorkville Note via Advance Repayments pursuant to the terms of the note agreement.

Additionally, during the three months ended March 31, 2025, the Company settled one Advance Notice subject to the Option 2 Pricing Period issued on December 30, 2024, and accordingly sold 30,489 of the Company’s Class A common stock to Yorkville for proceeds of approximately $48,000.

Shares Issued to Hudson

On January 3, 2025, the Company issued 150,000 restricted shares of its Common Stock, with a determined fair value of $232,500, partially in exchange for the business advisory services outlined in the consulting agreement with Hudson Global Ventures, LLC, a Nevada limited liability company ("Hudson").

Shares Issued to Verista

On August 26, 2024, the Company issued 30,000 shares of its Common Stock, with a determined fair value of $49,800, in partial settlement of amounts owing to Verista. Refer to Note 15 - Commitments and Contingencies for further detail.

Shares issued for RSU

On March 6, 2025, holders of 337,733 Restricted Stock Units (RSU's), previously granted during the 2024 financial year, exercised those RSU's in exchange for 337,733 shares of Class A Common Stock of the Company.

Shares Issued for Vidello Acquisition

As disclosed above, on January 31, 2025, the Company closed a previously announced merger with Vidello. As part of the consideration paid to the Vidello Shareholders, the Company issued 898,204 shares of Class A Common Stock, with a determined fair value of $1,661,677. Refer to Note 4 - Acquisition of Vidello for further detail.

17. Stock-Based Compensation

During 2023, the Company adopted the 2023 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees of the Company and certain designated companies as determined by the Board of Directors, to purchase shares of the Company's Common Stock. The aggregate number of shares of common stock that may be purchased pursuant to the Purchase Plan is equal to 2% of the fully diluted common stock determined at the Close of the Merger Agreement, determined to be 11,444. In addition, the aggregate number of shares of common stock that remain available to be awarded under the Purchase Plan, will automatically increase on January 1 of each year for a period of 10 years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to the lesser of one percent (1%) of the total number of shares of the fully diluted common stock determined as of December 31 of the preceding year, or a number of shares of common stock equal to two hundred percent (200%) of the initial share reserve of 11,444. As of March 31, 2025 and December 31, 2024, 260,389 and 11,558 shares of common stock remain available to be purchased under the Purchase Plan, respectively.

During 2023, the Company adopted the 2023 Equity Incentive Plan (the “Plan”). The Plan permits the granting of incentive stock options, nonstatutory stock options, SARs, restricted stock awards, RSU awards, performance awards, and other awards. to employees, directors, and consultants. The aggregate number of shares of common stock that may be issued will not exceed approximately 12.5% of the fully diluted common stock determined at the Close of the Merger, determined to be 71,522. In addition, the aggregate number of shares of common stock that remain available to be awarded under the Plan, will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to 5% of the total number of shares of the fully diluted common stock determined as of the day prior to such increase. As of March 31, 2025 and December 31, 2024, 6,957,478 and 2,323 stock options remain available to be awarded under the Plan, respectively.

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

The following table summarizes assumptions used to compute the fair value of options granted:

	March 31, 2025	March 31, 2024
Stock price	$5.00-599.00	$30.50
Exercise price	$5.00-599.00	$30.50
Expected volatility	110.95%	75.00 - 76.00%
Expected term (in years)	10.00	5.75 - 6.08
Risk-free interest rate	4.45%	4.2%

A summary of stock option activity under the Plan is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2024	25,661	$161.83	8.52	$—
Outstanding at March 31, 2025	25,661	$162.50	8.29	$—
Exercisable at March 31, 2025	6,977	$161.83	6.32	$—

In connection with issuances under the Plan, the Company recorded stock-based compensation expense related to stock options of $21,941 and $42,827, which is included in general and administrative expense for the three months ended March 31, 2025 and 2024, respectively. The weighted-average grant-date fair value per option granted during the three months ended March 31, 2025 and 2024 was $0 and $243.00, respectively. As of March 31, 2025 and 2024, $191,214 and $2,364,604 of unrecognized compensation expense related to non-vested awards is expected to be recognized over the weighted average period of 9.25 and 1.73 years, respectively. The aggregate intrinsic value is calculated as the difference between the fair value of the Company’s stock price and the exercise price of the options.

RSUs

During the year ended December 31, 2024, the Company began issuing RSUs to employees and to non-employee directors. Each RSU entitles the recipient to one share of Class A Common Stock upon vesting. The Company measures the fair value of RSUs using the stock price on the date of grant. Stock-based compensation expense for employee-granted RSUs is recorded ratably over their vesting period of (a) four years - 25% of the RSUs will vest on each anniversary, or (b) one year - will vest quarterly, of the vesting commencement date until the RSU is fully vested. Stock-based compensation expense for non-employee director-granted RSUs is recorded ratably over their vesting period which is the earlier to occur of the one (1) year anniversary of the respective grant date, or the next annual meeting of stockholders following the respective grant date.

A summary of the activity with respect to, and status of, RSUs during the three months ended March 31, 2025 is presented below:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	340,783	$1.74
Granted	2,604,753	1.09
Exercised	(337,773)	1.62
Forfeited	—	—
Outstanding at March 31, 2025	2,607,763	$1.11

For the three months ended March 31, 2025, the Company recorded stock-based compensation expense related to RSUs of $314,626 which is included in general and administrative expense. As of March 31, 2025, unrecognized compensation cost related to the grant of RSUs was $2,295,624. Unvested outstanding RSUs as of March 31, 2025 had a weighted average remaining vesting period of 2.25 years.

18. Income Taxes

The Company estimates an annual effective tax rate of 19% for the year ended December 31, 2025. The effective tax rate for the three months ended March 31, 2025 is (1.45)%. The effective tax rate is due to the Company’s operations in England and Wales derived by the Vidello Merger. The Vidello operations in England and Wales are subject to a statutory corporate tax rate of 25%. Due to the Company’s history of net losses from historical operations in the US, there is no income tax benefit being recorded in relation to the Company’s pre-tax book loss in the US taxing jurisdiction. Therefore, no US federal or state income taxes are expected, and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

Due to the Company's history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets in the US taxing jurisdiction. Accordingly, the deferred tax assets in the US taxing jurisdiction have been reduced by a full valuation allowance, since the Company cannot currently support that realization of its deferred tax assets is more likely than not.

At March 31, 2025, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

19. Segment Reporting

The Company has three reportable operating segments, Banzai Operating Co, Inc., Banzai Reel Acquisition Inc. (OpenReel), and Vidello Limited (Vidello). The Company’s segments deliver SaaS tools that leverage data, analytics, and AI to provide marketing and sales solutions, including video production and editing, for businesses of all sizes.

Our Chief Executive Officer, who serves as the Company's chief operating decision maker ("CODM"), primarily uses segment revenue, gross profit, and adjusted EBITDA to allocate resources and assess performance. Segment revenue and gross profit are determined on the same basis as consolidated revenue and consolidated gross profit as shown in the Company’s consolidated statements of operations. Segment adjusted EBITDA is defined as revenue less the following expenses associated with each segment: cost of revenue, people, marketing and advertising, technology, and other segment expenses. Segment adjusted EBITDA excludes certain non-cash items or items that management does not consider reflective of ongoing core operations. Currently, the CODM does not review assets in evaluating the results of the operating segments, and therefore, such information is not presented.

The table below presents information about reported segments for the three months ending March 31, 2025:

Three months ended March 31, 2025
	Banzai Operating	OpenReel	Vidello	Total Consolidated
Revenue	$1,159,746	$1,441,543	$777,794	$3,379,083
Cost of revenue	376,598	74,808	154,593	605,999
Gross profit	783,148	1,366,735	623,201	2,773,084

Expenses
People	2,203,746	89,848	-	2,293,594
Marketing and advertising	795,096	39,117	103,059	937,272
Technology	276,408	518,880	27,377	822,665
Other segment expenses[1]	368,582	20,128	73,022	461,732
Total expenses	3,643,832	667,973	203,458	4,515,263
Adjusted EBITDA	(2,860,684)	698,762	419,743	(1,742,179)
Transaction, PubCo. Expenses and Stock-based compensation	2,616,000	301,825	—	2,917,825
EBITDA	$(5,476,684)	$396,937	$419,743	$(4,660,004)

1 Other segment expenses for each reportable segment includes travel and entertainment expenses, professional expenses other than those included in transaction and PubCo. expenses, insurance expenses, and expenses related to licenses.

The table below presents information about reported segments for the three months ending March 31, 2024:

Three months ended March 31, 2024
	Banzai Operating	OpenReel[1]	Vidello[1]	Total Consolidated
Revenue	$1,079,472	$—	$—	$1,079,472
Cost of revenue	381,380	—	—	381,380
Gross profit	698,092	—	—	698,092

Expenses
People	1,252,667	—	—	1,252,667
Marketing and advertising	368,738	—	—	368,738
Technology	208,787	—	—	208,787
Other segment expenses[2]	379,770	—	—	379,770
Total expenses	2,209,962	—	—	2,209,962
Adjusted EBITDA	(1,511,870)	—	—	(1,511,870)
Transaction, PubCo. Expenses and Stock-based compensation	1,888,827	—	—	1,888,827
EBITDA	$(3,400,697)	$—	$—	$(3,400,697)

1 The OpenReel acquisition occurred on December 18, 2024 and therefore is presented at $0 for comparative purposes. The Vidello acquisition occurred on January 31, 2025 (refer to Note 4) and therefore is presented at $0 for comparative purposes.

2 Other segment expenses for each reportable segment includes travel and entertainment expenses, professional expenses other than those included in transaction and PubCo. expenses, the SEPA commitment fee expense and deferred fee expense, the GEM warrant expense, and the GEM commitment fee expense.

A reconciliation between reportable segment adjusted EBITDA to consolidated net loss before income taxes for the three months ended March 31, 2025, and 2024, is as follows:

	March 31, 2025	March 31, 2024
EBITDA by segment
Banzai Operating Co.	$(5,476,684)	$(3,400,697)
OpenReel	396,937	—
Vidello	419,743	—
Total	(4,660,004)	(3,400,697)

Reconciliation to loss before income taxes:
Changes in fair value of financial instruments	344,592	21,000
Interest income	(2)	(10)
Interest expense	—	451,399
Interest expense – related party	358,381	577,513
Gain (loss) on extinguishment of liabilities, net	(2,573,511)	(527,980)
Loss on debt issuance	273,800	171,000
GEM settlement fee expense	-	200,000
Yorkville prepayment premium expense	-	-
Loss on Yorkville SEPA advances	384,524	-
Depreciation and amortization	246,691	1,564
Other	(124,531)	(4,118)
Loss before income taxes	$(3,569,948)	$(4,291,065)

Disaggregation of Revenue

The following table presents the Company's percentage of revenue generated by SaaS product for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,	Three Months Ended March 31,
Revenue %	2025	2024
Reach	1.7%	1.0%
Demio	27.0%	99.0%
OpenReel	35.8%	0.0%
Vidello	35.5%	0.0%
Total	100.0%	100.0%

For disaggregation of revenue by geographic area, refer to Note 6.

20. Subsequent Events

Acquisition of Act-On Software

On January 22, 2025, the Company entered into an Agreement and Plan of Merger (the “AO Merger Agreement”) with Act-On Software Inc., a Delaware corporation (“Act-On”), and Banzai Passage Inc., a Delaware corporation and wholly owned subsidiary of Banzai (“Passage”) that was formed solely for purposes of consummating the transactions contemplated in the AO Merger Agreement (the “AO Merger”). Pursuant to the AO Merger Agreement, subject to the satisfaction or waiver of the conditions set forth therein, upon closing of the AO Merger (the “Closing”), Act-On will merge with and into Passage, with Act-On surviving the AO Merger (the “AO Surviving Entity”), thereafter being a direct, wholly owned subsidiary of Banzai. The AO Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. The Company's primary reason for acquiring Act-On was to enhance revenue growth and strengthen the Company's competitive market position through cross selling opportunities. Act-On provides customers with a marketing automation platform for mid-market and enterprise B2B customers, assisting with engaging prospects and customers during the customer lifecycle, including lead generation, automated multi-channel marketing, customer journey orchestration, email personalization, customer data management, and sales intelligence.

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

In addition to the customary closing conditions, including (1) (A) adoption of the AO Merger Agreement by the Act-On Stockholders that hold the requisite percentage necessary to approve the AO Merger under Act-On’s Amended and Restated Certificate of Incorporation and (B) approval of the AO Transaction by Banzai’s board of directors, (2) authorization for listing on the Nasdaq Capital Market of the shares of Class A Common Stock to be issued in the AO Merger, subject to official notice of issuance, and (3) the absence of any order, injunction, decree or other legal restraint preventing the completion of the AO Merger or making the completion of the AO Merger illegal, the Company must also obtain sufficient financing to satisfy the Payoff Amount and the cash portion of the AO Merger Consideration, for which we cannot guarantee will be obtained on terms acceptable to us, or at all. As of the date hereof, we have not entered into any definitive agreements for such financing and therefore are unsure when the AO Merger will close, if ever. Each party’s obligation to complete the AO Merger is also subject to certain additional customary conditions, including subject to certain exceptions, the accuracy of the representations and warranties of the other party and performance in all material respects by the other party of its obligations under the AO Merger Agreement. The AO Merger Agreement also contains customary representations, warranties, and indemnities of Banzai and Act-On.

April 2025 1800 Diagonal Promissory Note

On April 17, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal, in connection with the issuance of a convertible promissory note, in the aggregate principal amount of $230,000. The maturity date of the note is February 15, 2026. The note was issued with an approximately thirteen percent (13%) original issue discount and bears interest at an annual rate of twelve percent (12%).

The Company shall repay the note in installments, beginning on October 15, 2025, and continuing on November 15, 2025, December 15, 2025, January 15, 2026 and on February 15, 2026 (each, an "Installment Date") in an amount equal to the sum of (i) $128,800 of principal in respect to the first Installment Date, and $32,200 in respect of the second, third, fourth and fifth Installment Dates (or the outstanding principal if less than such amount).

The Note is convertible into shares of the Company's Class A Common Stock, par value $0.0001 per share (the "Class A Common Stock") at a conversion price equal to 75% of the Market Price (as defined within the agreement), but only on an event of default.

May 2025 1800 Diagonal Promissory Note

On May 9, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal, in connection with the issuance of a convertible promissory note, in the aggregate principal amount of $163,300. The maturity date of the note is February 15, 2026. The note was issued with an approximately thirteen percent (13%) original issue discount and bears interest at an annual rate of twelve percent (12%).

The Company shall repay the note in installments, beginning on June 15, 2025, and continuing on monthly through February 15, 2026 (each, an "Installment Date") in an amount equal to the sum of (i) $91,448 of principal in respect to the first Installment Date, and $11,431 in respect of each following monthly Installment Date, respectively (or the outstanding principal if less than such amount).

The Note is convertible into shares of the Company's Class A Common Stock, par value $0.0001 per share (the "Class A Common Stock") at a conversion price equal to 75% of the Market Price (as defined within the agreement), but only on an event of default.

Hudson Consulting Agreement

On April 25, 2025, the Company issued 400,000 restricted shares of its Class A Common Stock to Hudson, in exchange for certain business advisory services as outlined in a consulting agreement with Hudson, executed on April 1, 2025.

Alco Prefunded Warrant Exercise

On April 21, 2025, the Company issued 1,048,820 shares of Class A Common Stock to Alco, resulting from the exercise by Alco of prefunded warrants purchased during September 2024.

Yorkville Advanced Notice Settlements

Between April 1, 2025 and May 13, 2025, the Company settled the twenty-first through thirty-second Advance Notices received subsequent to March 31, 2025, by selling an aggregate of 2,821,166 shares of Class A Common Stock to Yorkville for an aggregate total purchase price of approximately $2,782,119.

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

Banzai was founded in 2015. The first product Banzai launched was Reach, a SaaS and managed services offering designed to increase registration and attendance of marketing events, followed by the acquisition of Demio, a SaaS solution for webinars designed for marketing, sales, and customer success teams, in 2021 and the launch of Boost, a SaaS solution for social sharing designed to increase attendance for Demio-hosted events by enabling easy social sharing by event registrants, in 2023. Our customer base included over 3,070 customers as of March 31, 2025 and comes from a variety of industries, including (among others) healthcare, financial services, e-commerce, technology and media, in over 90 countries. Our customers range in size from solo entrepreneurs and small businesses to Fortune 500 companies. No single customer represents more than 10% of our revenue. Since 2021, we have focused on increasing mid-market and enterprise customers for Demio. Progress towards this is reflected in our increase in multi-host Demio customers from 14 on January 1, 2021 to 163 on March 31, 2025.

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

Banzai generated revenue approximately $3.4 million and $1.1 million during the three months ended March 31, 2025 and 2024, respectively. Banzai has incurred significant net losses since inception, including net losses of approximately $3.6 million and $4.3 million for the three months ended March 31, 2025 and 2024, respectively. Banzai had an accumulated deficit of $81.9 million and $78.3 million as of March 31, 2025 and December 31, 2024, respectively.

Summary of our recent Mergers and Acquisitions

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

Vidello provides a suite of products for 3D video creation, royalty free music, and video marketing, with over $6.5 million in TTM revenue, $2 million in TTM EBITDA, which results are expected to reduce the combined company in operating losses to approximately $1.3 million per year.

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

In addition to the customary closing conditions, including (1) (A) adoption of the AO Merger Agreement by the Act-On Stockholders that hold the requisite percentage necessary to approve the AO Merger under Act-On’s Amended and Restated Certificate of Incorporation and (B) approval of the AO Transaction by Banzai’s board of directors, (2) authorization for listing on the Nasdaq Capital Market of the shares of Class A Common Stock to be issued in the AO Merger, subject to official notice of issuance, and (3) the absence of any order, injunction, decree or other legal restraint preventing the completion of the AO Merger or making the completion of the AO Merger illegal, the Company must also obtain sufficient financing to satisfy the Payoff Amount and the cash portion of the AO Merger Consideration, for which we cannot guarantee will be obtained on terms acceptable to us, or at all. As of the date hereof, we have not entered into any definitive agreements for such financing and therefore are unsure when the AO Merger will close, if ever.

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

Debt Equitization Plan

From August 23, 2024 to December 31, 2024 the Company entered into various agreements to reorganize outstanding debt from certain creditors (collectively, the “Creditors”) into shares of the Company’s Class A Common Stock (the “Shares”) (collectively, the “Debt Reorganization”). The Shares issued as part of the Debt Reorganization are a mix of Shares that the Company agreed to register in a registration statement on Form S-1 and Shares that are exempt from registration. As of May 12, 2025 the Company has issued an aggregate of 1,597,944 Shares to the Creditors in exchange for the cancellation of an aggregate of $5,068,547 of debt.

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

Yorkville Advanced Notice Settlements

On January 3, 2025, the Company settled its outstanding obligation to sell shares of Class A Common Stock related to the fourth Advance Notice issued to Yorkville on December 30, 2024 pursuant to the SEPA. After adjustments to the number of shares originally requested pursuant to the terms of the SEPA, the Company settled the Advance Notice by selling a total of 30,489 shares of Class A Common Stock to Yorkville for a total purchase price of approximately $48,000.

Between January 10, 2025 and May 13, 2025, the Company settled the fifth through thirty-second Advance Notices received subsequent to December 31, 2024, by selling an aggregate of 7,866,308 shares of Class A Common Stock to Yorkville for an aggregate total purchase price of approximately $9,420,433.

RSU Issuance to Executives

On March 6, 2025, the Company issued 337,773 RSUs to executives as part of the Company's fiscal 2024 bonus plan, following Board approvals.

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

The following table presents the percentage of Banzai’s revenue generated from Demio for the three months ended March 31, 2025 and 2024 as compared to our other SaaS products.

	Three Months Ended March 31,	Three Months Ended March 31,
Revenue %	2025	2024
Reach	1.7%	1.0%
Demio	27.0%	99.0%
OpenReel	35.8%	0.0%
Vidello	35.5%	0.0%
Total	100.0%	100.0%

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

The following table presents average monthly NRR for Demio for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,	Three Months Ended March 31,
Product: Demio	2025	2024
Average Monthly NRR	98.7%	97.2%

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

The following table presents new customer ACV and total average ACV for Demio for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,	Three Months Ended March 31,
Product: Demio	2025	2024
New Customer ACV	$5,619	$1,484
Total Average ACV	$8,053	$1,499

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

The formula for calculating CAC is: CAC = Total Sales & Marketing Cost / Number of Customers Acquired.

The following table presents CAC for Demio for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,	Three Months Ended March 31,
Product: Demio	2025	2024
Customer Acquisition Cost (CAC)	$2,258	$1,220

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

The formula for calculating Churn % is: Churn % = [# or $ value of] Deactivations / [# or $ value of] Active Customers (Beginning of period).

The following table presents revenue Churn and new customer (or logo) Churn for Demio for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,	Three Months Ended March 31,
Product: Demio	2025	2024
Average Monthly Churn - Revenue	5.1%	5.2%
Average Monthly Churn - Customer (Logo)	5.4%	6.3%

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

The following table presents MRR, Customer Life, and LTV for Demio for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,	Three Months Ended March 31,
Product: Demio	2025	2024
MRR (New Customers)	$671	$125
Customer Life (months)	19.8	19.2
LTV (New Customers)	$9,261	$2,376

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

The formula for calculating LTV / CAC ratio is: LTV / CAC for the segment or activity being measured.

The following table presents the LTV / CAC ratio for Demio for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,	Three Months Ended March 31,
Product: Demio	2025	2024
LTV / CAC Ratio	5.9	2.0

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

Results of operations for the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Operating income:
Revenue	$3,379	$1,079	$2,300	213.2%
Cost of revenue	606	381	225	59.1%
Gross profit	2,773	698	2,075	297.3%
Operating expenses:
General and administrative expenses	7,433	4,099	3,334	81.3%
Depreciation expense	247	2	245	nm
Total operating expenses	7,680	4,101	3,579	87.3%
Operating loss	(4,907)	(3,403)	(1,504)	44.2%
Other expenses (income):
GEM settlement fee expense	—	200	(200)	-100.0%
Interest income	—	—	—	nm
Interest expense	—	451	(451)	-100.0%
Interest expense - related party	358	578	(220)	-38.1%
Gain on extinguishment of liabilities	(4,343)	(528)	(3,815)	722.5%
Loss on debt issuance	274	171	103	60.2%
Loss on extinguishment of term notes	1,770	—	1,770	nm
Change in fair value of warrant liability	(4)	(408)	404	-99.0%
Change in fair value of warrant liability - related party	2	(115)	117	-101.7%
Change in fair value of bifurcated embedded derivative liabilities - related party	43	—	43	nm
Change in fair value of convertible notes	159	544	(385)	-70.8%
Change in fair value of term notes	166	—	166	nm
Change in fair value of convertible bridge notes	(22)	—	(22)	nm
Yorkville prepayment premium expense	—	—	—	nm
Loss on yorkville sepa advances	385	—	385	nm
Other expense, net	(125)	(4)	(121)	nm
Total other expenses (income)	(1,337)	889	(2,226)	-250.4%
Loss before income taxes	(3,570)	(4,292)	722	-16.8%
Income tax expense	74	(1)	75	nm
Net loss	$(3,644)	$(4,291)	$647	-15.1%

The percentage changes included in the tables herein that are not considered meaningful are presented as “nm".

Components of results of operations for the three months ended March 31, 2025 and 2024

Revenue Analysis

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Revenue	$3,379	$1,079	$2,300	213.2%

For the three months ended March 31, 2025, Banzai reported total revenue of approximately $3,379 thousand, representing an increase of approximately $2,300 thousand, or approximately 213.2%, compared to the period ended March 31, 2024. This increase is primarily attributable to the revenue generated by the acquistions of OpenReel and Vidello where OpenReel revenues of approximately $1,442 thousand and Vidello revenues of approximately $712 thousand for the three months ended March 31, 2025 and an increase in Reach revenue by approximately $83 thousand.

Cost of Revenue Analysis

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Cost of revenue	$606	$381	$225	59.1%

For the three months ended March 31, 2025 and 2024, Banzai’s cost of revenue totaled approximately $606 thousand and approximately $381 thousand, respectively. This represents an increase of approximately $225 thousand, or approximately 59.1%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase is due primarily attributable to the additional costs of OpenReel and Vidello products which were approximately $75 thousand and $136 thousand, respectively.

Gross Profit Analysis

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Gross profit	$2,773	$698	$2,075	297.3%

For the three months ended March 31, 2025 and 2024, Banzai’s gross profit was approximately $2,773 thousand and approximately $698 thousand, respectively. This represents an increase of approximately $2,075 thousand, or approximately 297.3% due to the increase in revenue of approximately $2,300 thousand and increase in cost of revenue of approximately $225 thousand described above.

Operating Expense Analysis

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Total operating expenses	$7,680	$4,101	$3,579	87.3%

Total operating expenses for the three months ended March 31, 2025 and 2024, were approximately $7.7 million and approximately $4.1 million, respectively, an increase of approximately $3.6 million, or 87.3%. This increase was due primarily to the additions of OpenReel and Vidello expenses which were approximately $1.1 million and $0.2 million, respectively. Additionally the increase was due to an overall increase in salaries and related expenses by approximately $0.8 million, marketing expenses by approximately $0.6 million, and costs associated with audit, technical accounting, and legal and other professional services of approximately $0.7 million.

Other Expense Analysis

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Total other expenses (income)	$(1,337)	$889	$(2,226)	-250.4%

For the three months ended March 31, 2025, Banzai reported total other income of approximately $1.3 million. The change in other expenses (income), net was primarily driven by the following:

•
GEM settlement commitment fee expense of approximately $0.2 million during the three months ended March 31, 2024.
•
Gain on extinguishment of debt of approximately $4.3 million recognized during the three months ended March 31, 2025 compared to $0.5 million recognizd during the three months ended March 31, 2024.
•
Loss on issuance of debt of approximately $0.3 million during the three months ended March 31, 2025 compared to $0.2 million during the three months ended March 31, 2024.
•
Loss on extinguishment of term notes of approximately $1.8 million during the three months ended March 31, 2025.
•
Change in fair value of warrant liability recorded as a gain (third party & related party) of approximately $0.5 million during the three months ended March 31, 2024.
•
Interest expense (third party and related party) decreased by approximately $0.7 million.
•
Change in fair value of bifurcated embedded derivative assets during the three months ended March 31, 2025 was approximately $0.04 million.
•
Change in fair value of convertible promissory notes recorded as a loss of approximately $0.2 million during the three months ended March 31, 2025 compared to a loss of approximately $0.5 million during the three months ended March 31, 2024.
•
Change in fair value of term notes recorded as a loss of approximately $0.2 million during the three months ended March 31, 2025..
•
Yorkville prepayment premium expense of approximately $0.07 million and loss on SEPA advances to Yorkville of approximately $0.4 million during the three months ended March 31, 2025.

Provision for Income Taxes

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Income tax expense	$74	$(1)	$75	-7500.0%

For the three months ended March 31, 2025, Banzai’s reported provision for income tax expense was $74 thousand. Banzai did not report a provision for income tax expense for the three months ended March 31, 2024.

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

At March 31, 2025, Banzai had no unrecognized tax benefits that would reduce Banzai's effective tax rate if recognized.

Net Loss Analysis

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Net loss	$(3,644)	$(4,291)	$647	-15.1%

For the three months ended March 31, 2025 and 2024, Banzai reported net losses of approximately $3.6 million and approximately $4.3 million, respectively. The lower net loss is primarily due to a decrease in total other expenses (income), net of approximately $2.2 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, in addition to an increase in operating expenses of approximately $3.6 million, and an increase in gross profit of $2.2 million.

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

Adjusted EBITDA Analysis for the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Adjusted EBITDA (Loss)	$(1,742)	$(1,512)	$(230)	15.2%

For the three months ended March 31, 2025, Banzai’s Adjusted EBITDA was approximately $1.7 million, reflecting a decrease in the earnings of approximately $0.2 million compared to a loss of approximately $1.5 million for the three months ended March 31, 2024. This period-over-period decrease is primarily attributable to increased gain on extinguishments of liabilities offset by loss on issuance of term notes and increased transaction related expenses.

Net Income/(Loss) to Adjusted EBITDA Reconciliation for the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Net loss	$(3,644)	$(4,291)	$647	-15.1%
Depreciation expense	247	2	245	12250.0%
Stock based compensation	337	43	294	685.9%
Interest expense	—	451	(451)	-100.0%
Interest expense - related party	358	578	(220)	-38.1%
Income tax expense	74	(1)	75	-7500.0%
GEM commitment fee expense	-	200	(200)	-100.0%
Gain on extinguishment of liabilities	(4,343)	(528)	(3,815)	722.5%
Loss on debt issuance	274	171	103	60.2%
Loss on issuance of term notes	1,770	—	1,770	nm
Change in fair value of warrant liability	(4)	(408)	404	-99.0%
Change in fair value of warrant liability - related party	2	(115)	117	-101.7%
Change in fair value of bifurcated embedded derivative liabilities - related party	43	-	43	nm
Change in fair value of convertible notes	159	544	(385)	-70.8%
Change in fair value of term notes	166	—	166	nm
Change in fair value of convertible bridge notes	(22)	—	(22)	nm
Loss on yorkville sepa advances	385	—	385	nm
Other expense, net	(125)	(4)	(121)	3025.0%
Transaction related expenses*	2,582	1,842	740	40.2%
Adjusted EBITDA (Loss)	$(1,742)	$(1,512)	$(230)	15.2%

* Transaction related expenses include

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Professional fees - audit	$289	$344	$(55)	-16.0%
Professional fees - legal	199	597	(398)	-66.7%
Incremental accounting	338	680	(342)	-50.3%
Market study, M&A support	1,756	221	1,535	694.6%
Transaction related expenses	$2,582	$1,842	$740	40.2%

Liquidity and Capital Resources

Going Concern

Since inception, Banzai has financed its operations primarily from the sales of redeemable convertible preferred stock and convertible promissory notes, and proceeds from senior secured loans. As of March 31, 2025, Banzai had cash of approximately $0.8 million.

Banzai has incurred losses since its inception, had a working capital deficit of approximately $26.6 million as of March 31, 2025, and had an accumulated deficit at March 31, 2025 totaling approximately $81.9 million. As of March 31, 2025, Banzai had approximately $5.9 million and approximately $9.8 million aggregate principal amount outstanding on term/promissory notes and convertible notes, respectively. During the three months ended March 31, 2025, Banzai raised additional capital under the SEPA of approximately $7.1 million through the issuance of shares and approximately $3.1 million through the issuance of additional convertible notes to fund the Company's operations.

Banzai’s intends to seek additional funding through the SEPA arrangement and other equity financings in 2025. If Banzai is unable to raise such funding, Banzai will have to pursue an alternative course of action to seek additional capital through other debt and equity financing. On April 17, 2024 and May 9, 2025, we entered into convertible promissory notes with 1800 Diagonal, in principal amounts of $230,000 and $163,000, respectively.

If Banzai is unable to raise sufficient additional capital, through future debt or equity financings or through strategic and collaborative ventures with third parties, Banzai will not have sufficient cash flows and liquidity to fund its planned business for 12 months from the issuance of these financial statements, including the inability to close the Act On acquisition. There can be no assurances that Banzai will be able to secure alternate forms of financing at terms that are acceptable to management. In that event, Banzai might be forced to limit many of its business plans and consider other means of creating value for its stockholders. Based on the factors described above, and after considering management’s plans, there is substantial doubt about Banzai’s ability to continue as a going concern within one year from the date the financial statements were available to be issued. The accompanying condensed consolidated financial statements have been prepared assuming Banzai will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Cash flows for the three months ended March 31, 2025 and 2024

The following table sets forth Banzai’s cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,	Three Months Ended March 31,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Net loss	$(3,643)	$(4,290)	$647	-15.1%
Adjustments to reconcile net loss to net cash used in operating activities:	(1,332)	2,173	(3,505)	-161.3%
Net cash used in operating activities	(4,976)	(2,117)	(2,859)	135.0%
Net cash provided by investing activities	(2,677)	—	(2,677)	nm
Net cash provided by financing activities	7,346	1,050	6,296	599.6%
Net increase / (decrease) in cash	$(307)	$(1,067)	$760	-71.2%

Cash Flows for the three months ended March 31, 2025

Net cash used in operating activities was approximately $5.0 million for the three months ended March 31, 2025. Net cash used in operating activities consists of net loss of approximately $3.6 million, offset by total adjustments of approximately $1.3 million for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily included loss on extinguishment of term notes of approximately $1.8 million, stock compensation expense of approximately $0.3 million, gain on extinguishment of liability of approximately $4.3 million, loss on issuance of debt of approximately $0.3 million, loss on extinguishment of term notes of approximately $1.8 million, non-cash interest expense of approximately $0.4 million, fair value adjustment of convertible promissory notes of approximately $0.2 million, fair value adjustment of term notes of approximately $0.2 million, consulting expenses paid via share issuance of approximately $0.2 million, depreciation and amortization of intangible assets of approximately $0.7 million and net of change in operating assets and liabilities of approximately $0.9 million.

Net cash provided by investing activities was approximately $2.7 million for the three months ended March 31, 2025 and was related to the net cash paid in the acquisition of Vidello.

Net cash provided by financing activities was approximately $7.3 million for the three months ended March 31, 2025, and was primarily related to proceeds from convertible debt financing of approximately $3.2 million, net proceeds from the issuance of term notes of approximately $4.0 million, proceeds from issuance of shares under the SEPA agreement of approximately $6.7 million, repayment of term notes of approximately $3.7 million, partial repayment of convertible notes with a related party of approximately $0.9 million, repayment of Yorkville convertible notes of approximately $1.9 million, and payment of the GEM commitment fee promissory note of approximately $0.2 million.

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

Capital Expenditure Commitments and Financing Requirements

($ in Thousands)	Total	Less than 1 year	1 - 3 Years
Debt principal - 15.5% CP BF convertible notes	$7,389	$—	$7,389
Debt principal - Agile	4,000	4,000	—
Debt principal - 1800 Diagonal	371	371	—
Debt principal - Yorkville	1,623	1,623	—
Interest on debt	743	37	706
Operating leases	21	21	—
Total capital expenditure commitments and financing requirements at March 31, 2025	$14,147	$6,052	$8,095

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

On November 15, 2024, the Company issued additional 150,000 shares to settle partial unpaid GEM promissory note balance. As of March 31, 2025, the Company has issued an aggregate of 190,000 shares of Class A Common Stock to GEM in lieu of monthly payment obligations and during the three months ending March 31, 2025 paid the remaining balance of the GEM Promissory Note of $215,057.

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

On March 31, 2025, the Company issued a subordinated secured promissory note (the “March Agile Note”) for an aggregate principal amount of $4,000,000 and received $2,044,105 of proceeds, net of administrative agent fees of $200,000 paid to the collateral agent, and net of payments to Agile Lending, LLC of $1,755,895 in respect to early prepayment of the remaining outstanding balances of the December Agile Note, with a maturity date on the March Agile Note of November 12, 2025. The March Agile Note bears interest at a rate of 44%, and interest will be calculated on a three hundred and sixty (360) day year based on the actual number of days lapsed, and interest shall accrue on the March Agile Note commencing on and including the effective date pursuant to the March Agile Note Agreement’s weekly repayment and amortization schedule.

Upon the modification on March 31, 2025, the Company evaluated the debt modification guidance, determining that the modification is an extinguishment of the existing December Agile Note due to the terms of the March Agile Note being substantially different from the terms of the December Agile Notes. As a result, the Company recorded a loss on debt extinguishment of $1,769,895.

The July Agile Note, the September Agile Note, the December Agile Note, the March Agile Note are together referred to as the “Agile Notes”.

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

Interest expense on the Agile Notes totaled $450,426 for the three months ending March 31, 2025 and is included in the fair value of the notes.

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

Interest expense on the 1800 Diagonal Notes totaled approximately $36,935 for the three months ended March 31, 2025 and is included in the fair value of the note.

Interest on Debt

Interest on debt totals $0.7 million for the three months ended March 31, 2025, representing the aggregate interest expenses / payments obligation to be paid and to be recognized during the rest of the terms of the Loan Agreements and Notes, described above.

Operating Leases

Banzai has an operating lease for its real estate for office use. The lease term expires in October 2027. Banzai adopted ASC 842 Leases by applying the guidance at adoption date, January 1, 2022. The $23,485 balance recognized as of March 31, 2025 represents the future minimum lease payments under non-cancellable leases as liabilities.

Debt Structure and Maturity Profile

($ in Thousands)	Principal	Debt Premium (Discount) / Issuance Cost	Carrying Value	Accrued Interest	Carrying Value and Accrued Interest
As of March 31, 2025
Debt principal - 15.5% CP BF convertible notes	7,389	10	7,399	706	8,105
Debt principal - Yorkville	1,623	(350)	1,273	—	1,273
Debt principal - Agile	4,000	1,538	5,538	—	5,538
Debt principal - 1800 Diagonal	371	3	374	37	411
Total debt carrying values at March 31, 2025	$13,383	$1,201	$14,584	$743	$15,327

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

On December 13, 2023, the Company and GEM entered into a binding term sheet (the “GEM Term Sheet”) and, on December 14, 2023, a letter agreement (the “GEM Letter”), agreeing to terminate in its entirety the GEM Agreement by and between the Company and GEM, other than with respect to the Company’s obligation (as the post-combination company in the Merger) to issue the GEM Warrant granting the right to purchase Class A Common Stock in an amount equal to 3% of the total number of equity interests outstanding as of the Closing, calculated on a fully diluted basis, at an exercise price on the terms and conditions set forth therein, in exchange for issuance of a $2.0 million convertible debenture with a five-year maturity and 0% coupon. Due to the determination of the final terms of the planned $2.0 million convertible debenture having not been finalized, nor the final agreement related to the convertible debenture having been executed, as of March 31, 2025, the Company recognized, concurrent with the close of the merger, a liability for the GEM commitment fee, along with a corresponding GEM commitment fee expense, in the amount of $2.0 million.

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

The GEM Promissory Note provides that, in the event the Company fails to make a required monthly payment when due, the Company shall issue to GEM a number of shares of Class A Common Stock equal to the monthly payment amount divided by the VWAP of the Class A Common Stock for the trading day immediately preceding the applicable payment due date. In addition, the Company agreed to register on a registration statement 40,000 shares of Class A Common Stock that may be issuable under the terms of the GEM Promissory Note. The GEM Promissory Note contains customary events of default. If an event of default occurs, GEM may, at its option, demand from the Company immediate payment of any outstanding balance under the GEM Promissory Note. As of the date of these condensed consolidated financial statements, we have issued an aggregate of 190,000 shares of Class A Common Stock to GEM in lieu of monthly payment obligations.

Off-Balance Sheet Arrangements

Banzai had no off-balance sheet arrangements as of March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2025 to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weaknesses in our IT General Controls, adherence to the COSO Integrated Framework, and period end financial close and reporting process as described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 15, 2025 (the “2024 10-K").

We are committed to the remediation of the material weaknesses as well as the continued improvement of our internal control over financial reporting. We are in the process of taking steps to remediate the identified material weaknesses and continue to evaluate our internal controls over financial reporting, as disclosed in the 2024 10-K.

As we continue our evaluation and improve our internal control over financial reporting, management may identify and take additional measures to address control deficiencies. We cannot assure you that we will be successful in remediating the material weaknesses in a timely manner.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that the merger transaction with Vidello is considered a significant corporate event during the three months ended March 31, 2025.

On January 31, 2025, our company closed and completed a merger with Vidello Limited ("Vidello"), a private limited company registered in England and Wales, pursuant to an Merger Agreement (the "Vidello Merger Agreement"), dated December 19, 2024, by and among Vidello, and certain shareholders of Vidello (the "Vidello Shareholders"). As a result, there have been material changes to our internal control environment. Our management has begun to assess and adjust our internal control processes to accommodate the integration of systems, personnel, and financial reporting functions. We will work on implementing additional controls to address the combined entity’s financial reporting requirements, ensuring accuracy, reliability, and compliance. While we believe these adjustments will enhance our overall control framework, we continue to monitor and evaluate their effectiveness to maintain the highest standards of financial reporting integrity.

Other than the changes noted above regarding our steps to remediate our material weaknesses and the Vidello merger, there were no other changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. A description of risk factors can be found in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Debt Consolidation Plan

As of May 12, 2025 the Company has issued an aggregate of 1,597,944 Shares to the Creditors in exchange for the cancellation of an aggregate of $5,068,547 of debt.

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

RSU Issuance to Executives

On March 6, 2025, the Company issued 337,773 shares of Class A common stock related to RSUs issued to executives as part of the Company's fiscal 2024 bonus plan, following Board approvals.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as these terms are defined in Item 408(a) of Regulation S-K.

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

4.10

Promissory Note Agreement, dated as of March 26, 2024, issued by Banzai International, Inc. to YA II PN, LTD (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K filed on April 15, 2025).

4.11	Certificate of Designation of Series FE Preferred Stock (incorporated by reference to the 8-K filed on December 19, 2024).
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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS ***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH ****	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104 ***	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2025.

BANZAI INTERNATIONAL, INC.

Date: May 15, 2025	By:	/s/ Joseph Davy
Joseph Davy
Chief Executive Officer

Date: May 15, 2025	By:	/s/ Alvin Yip
Alvin Yip
Interim Chief Financial Officer