Form 10-Q
period 2025-06-30
Banzai International, Inc.
filed 2025-08-14
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares outstanding of each of the registrant's classes of common stock, $0.0001 par value per share, as of August 12, 2025:

Class A Common Stock - 3,226,949 shares

Class B Common Stock - 231,114 shares

PART I—FINANCIAL INFORMATION

BANZAI INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$2,253,903	$1,087,497
Accounts receivable, net of allowance for credit losses of $74,108 and $24,210, respectively	809,482	936,321
Prepaid expenses and other current assets	757,513	643,674
Total current assets	3,820,898	2,667,492

Property and equipment, net	10,703	3,539
Intangible assets, net	8,635,827	3,883,853
Goodwill	21,991,721	18,972,475
Operating lease right-of-use assets	61,101	72,565
Bifurcated embedded derivative asset - related party	1,000	63,000
Deferred tax asset	140,644	—
Other assets	13,984	11,154
Total assets	34,675,878	25,674,078

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	3,095,393	7,782,746
Accrued expenses and other current liabilities	4,405,626	3,891,018
Convertible notes - related party	8,425,943	8,639,701
Convertible notes	—	215,057
Convertible notes, carried at fair value	2,676,000	—
Notes payable, carried at fair value	4,661,000	3,575,000
Warrant liability	3,000	15,000
Warrant liability - related party	4,600	2,300
Private placement warrant liability	361,000	—
Earnout liability	2,324,365	14,850
Due to related party	167,118	167,118
Deferred revenue	4,095,847	3,934,627
Operating lease liabilities, current	24,250	22,731
Total current liabilities	30,244,142	28,260,148

Deferred revenue, non-current	115,725	117,643
Deferred tax liability	1,120,218	10,115
Operating lease liabilities, non-current	37,414	49,974
Total liabilities	31,517,499	28,437,880

Commitments and contingencies (Note 15)

Stockholders' equity (deficit):
Common stock, $0.0001 par value, 275,000,000 (250,000,000 Class A and 25,000,000 Class B) shares authorized and 2,478,587 (2,247,473 Class A and 231,114 Class B) and 819,516 (588,402 Class A and 231,114 Class B) issued and outstanding at June 30, 2025 and December 31, 2024, respectively	245	80
Preferred stock, $0.0001 par value, 75,000,000 shares authorized, 1 and 1 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	92,875,082	75,515,831
Accumulated deficit	(89,716,948)	(78,279,713)
Stockholders' equity (deficit)	3,158,379	(2,763,802)
Total liabilities and stockholders' equity (deficit)	$34,675,878	$25,674,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating income:
Revenue	$3,262,250	$1,068,197	$6,641,333	$2,147,669
Cost of revenue	554,515	330,008	1,160,514	711,388
Gross profit	2,707,735	738,189	5,480,819	1,436,281

Operating expenses:
General and administrative expenses	7,112,803	4,109,234	14,545,891	8,208,022
Depreciation and amortization expense	300,546	1,261	547,237	2,825
Total operating expenses	7,413,349	4,110,495	15,093,128	8,210,847

Operating loss	(4,705,614)	(3,372,306)	(9,612,309)	(6,774,566)

Other expenses (income):
GEM settlement fee expense	—	—	—	200,000
Interest income	—	—	(2)	(10)
Interest expense	—	396,019	—	847,418
Interest expense - related party	536,639	385,474	895,020	962,987
Gain on extinguishment of liabilities	(145,221)	—	(4,488,627)	(527,980)
Loss on debt issuance	169,200	—	443,000	171,000
Loss on Private Placement Issuance	837,000	—	837,000	—
Loss on extinguishment of term notes	—	—	1,769,895	—
Change in fair value of warrant liability	(8,000)	(154,000)	(12,000)	(562,000)
Change in fair value of warrant liability - related party	—	(230,000)	2,300	(345,000)
Change in fair value of bifurcated embedded derivative assets - related party	19,000	—	62,000	—
Change in fair value of convertible notes	78,900	34,000	238,000	578,000
Change in fair value of term notes	149,885	—	315,791	—
Change in fair value of convertible bridge notes	(16,282)	—	(37,996)	—
Yorkville prepayment premium expense	—	80,760	—	80,760
Loss on Yorkville SEPA advances	362,613	—	747,137	—
Other expenses, net	1,335,377	64,145	1,210,846	60,027
Total other expenses, net	3,319,111	576,398	1,982,364	1,465,202
Loss before income taxes	(8,024,725)	(3,948,704)	(11,594,673)	(8,239,768)
Income tax expense (benefit)	(230,969)	6,624	(157,438)	5,691
Net loss	$(7,793,756)	$(3,955,328)	$(11,437,235)	$(8,245,459)

Net loss per share
Basic and diluted	$(4.08)	$(14.09)	$(7.24)	$(30.43)

Weighted average common shares outstanding
Basic and diluted	1,911,276	280,675	1,578,814	270,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit)

for the Six Months Ended June 30, 2025 and 2024

	Series A Preferred Stock		Series FE Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders'
	Shares	Amount	Share	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2024	—	$—	—	$—	819,516	$80	$75,515,831	$(78,279,713)	$(2,763,802)
Issuance of shares to Yorkville under the SEPA agreement	—	—	—	—	507,564	51	7,071,555	—	7,071,606
Shares issued to Hudson for consulting fee	—	—	—	—	15,000	2	232,498	—	232,500
Shares issued for payment to Verista	—	—	—	—	3,000	—	49,800	—	49,800
Exercise of RSU's	—	—	—	—	33,777	3	(3)	—	—
Shares issued for Vidello acquisition	—	—	—	—	89,820	9	1,661,668	—	1,661,677
Stock-based compensation	—	—	—	—	—	—	336,568	—	336,568
Net loss	—	—	—	—	—	—	—	(3,643,479)	(3,643,479)
Balance March 31, 2025	—	—	—	—	1,468,677	145	84,867,917	(81,923,192)	2,944,870
Issuance of shares to Yorkville under the SEPA agreement	—	—	—	—	757,117	76	6,521,071	—	6,521,147
Shares issued to Hudson for consulting fee	—	—	—	—	40,000	4	399,996	—	400,000
Exercise of warrants	—	—	—	—	104,882	10	(10)	—	—
Exercise of RSU's	—	—	—	—	43,674	4	(4)	—	—
Shares issued upon private placement	—	—	—	—	64,237	6	329,990	—	329,996
Stock-based compensation	—	—	—	—	—	—	756,122	—	756,122
Net loss	—	—	—	—	—	—	—	(7,793,756)	(7,793,756)
Balance June 30, 2025	—	$—	—	$—	2,478,587	$245	$92,875,082	$(89,716,948)	$3,158,379

	Series A Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance December 31, 2023	—	$—	258,530	$26	$14,890,169	$(46,766,324)	$(31,876,129)
Conversion of convertible notes - related party	—	—	1,781	—	2,540,091	—	2,540,091
Shares issued to Yorkville for convertible notes	—	—	4,468	—	1,667,000	—	1,667,000
Shares issued to Yorkville for commitment fee	—	—	1,420	—	500,000	—	500,000
Shares issued to Roth for advisory fee	—	—	350	—	278,833	—	278,833
Shares issued to GEM	—	—	279	—	100,000	—	100,000
Shares issued for marketing expense	—	—	307	—	194,935	—	194,935
Forfeiture of sponsor shares	—	—	(200)	—	-	—	—
Stock-based compensation	—	—	—	—	42,827	—	42,827
Net loss	—	—	—	—	-	(4,290,132)	(4,290,132)
Balance March 31, 2024	—	—	266,935	26	20,213,855	(51,056,456)	$(30,842,575)
Issuance of common stock and warrants, net of issuance costs	—	—	10,456	1	1,854,817	—	1,854,818
Shares issued for exercise of Pre-Funded warrants	—	—	17,322	2	864	—	866
Shares issued to Yorkville for convertible notes	—	—	2,018	—	335,000	—	335,000
Shares issued to Yorkville for redemption premium	—	—	1,200	—	115,800	—	115,800
Shares issued to GEM	—	—	1,811	—	300,000	—	300,000
Shares issued for marketing expenses	—	—	640	—	139,837	—	139,837
Stock-based compensation	—	—	—	—	202,662	—	202,662
Net loss	—	—	—	—	-	(3,955,328)	(3,955,328)
Balance June 30, 2024	—	$—	300,382	$30	$23,162,565	$(55,011,784)	$(31,849,189)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,437,235)	$(8,245,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	547,237	2,825
Provision for credit losses on accounts receivable	49,898	(2,191)
Non-cash share issuance for marketing expenses	—	175,334
Non-cash shares issued for consulting expenses	632,500	—
Non-cash settlement of GEM commitment fee	—	200,000
Discount at issuance on notes carried at fair value	578,000	—
Non-cash share issuance for Yorkville redemption premium	—	80,760
Non-cash interest expense	—	596,693
Non-cash interest expense - related party	658,172	175,517
Amortization of debt discount and issuance costs	—	68,459
Amortization of debt discount and issuance costs - related party	(1,740)	787,470
Amortization of operating lease right-of-use assets	11,464	87,579
Stock based compensation expense	1,092,690	245,488
Gain on extinguishment of liability	(4,488,627)	(527,980)
Loss on debt issuance	443,000	171,000
Loss on Private Placement Issuance	837,000	—
Loss on extinguishment of term notes	1,769,895	—
Change in fair value of warrant liability	(12,000)	(562,000)
Change in fair value of warrant liability - related party	2,300	(345,000)
Change in fair value of bifurcated embedded derivative liabilities - related party	62,000	—
Change in fair value of convertible promissory notes	238,000	578,000
Change in fair value of term notes	315,791	—
Change in fair value of convertible bridge notes	(37,996)	—
Changes in operating assets and liabilities:
Accounts receivable	76,941	81,079
Prepaid expenses and other current assets	(113,839)	(180,343)
Other assets	(2,830)	—
Accounts payable	(199,431)	2,989,940
Deferred revenue	(286,746)	108,142
Accrued expenses	162,104	(123,399)
Operating lease liabilities	(11,041)	(152,335)
Earnout liability	448,476	(22,274)
Deferred revenue - long-term	(1,918)	—
Deferred tax liability	(354,791)	—
Net cash used in operating activities	(9,022,726)	(3,812,695)
Cash flows from investing activities:
Cash paid in acquisition of Vidello, net of cash acquired	(2,677,480)	—
Net cash used in investing activities	(2,677,480)	—
Cash flows from financing activities:
Payment of GEM commitment fee promissory note	(215,057)	(1,200,000)
Repayment of convertible notes (Yorkville)	(3,640,000)	(750,000)
Proceeds from term notes, net of issuance costs	4,250,000	—
Repayment of term notes	(5,932,690)	—
Partial repayment of convertible notes - related party	(870,190)	—
Proceeds from Yorkville redemption premium	—	35,040
Proceeds from issuance of convertible notes, net of issuance costs	5,302,000	2,250,000
Proceeds received for exercise of Pre-Funded warrants	—	866
Proceeds from issuance of shares to Yorkville under the SEPA	13,592,753	—
Proceeds from shares issued to Verista	49,800	—
Proceeds from issuance of common stock and pre-funded warrants under private placement	329,996	—
Proceeds from issuance of common stock	—	1,854,818
Net cash provided by financing activities	12,866,612	2,190,724
Net increase (decrease) in cash	1,166,406	(1,621,971)
Cash at beginning of period	1,087,497	2,093,718
Cash at end of period	$2,253,903	$471,747

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information:
Cash paid for interest	97,178	158,518
Cash paid for taxes	8,256	5,075
Non-cash investing and financing activities
Shares issued to Roth for advisory fee	—	278,833
Shares issued to GEM	—	400,000
Shares issued for marketing expenses	—	334,772
Shares issued for Hudson consulting fee	632,500	—
Settlement of GEM commitment fee	—	200,000
Shares issued to Yorkville for redemption premium	—	115,800
Consideration transferred for acquisition of Vidello	1,661,677	—
Assets acquired in acquisition of Vidello	8,393,172	—
Liabilities assumed in acquisition of Vidello	3,986,464	—
Shares issued to Yorkville of aggregate commitment fee	—	500,000
Issuance of convertible promissory note - GEM	—	1,000,000
Conversion of convertible notes - Yorkville	—	2,002,000
Conversion of convertible notes - related party	—	2,540,091

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

Reverse Stock Splits

On August 29, 2024, the Company held a special meeting of securityholders (the “Special Meeting”). At the Special Meeting, the Company’s securityholders approved the proposal to amend the Second Amended and Restated Certificate of Incorporation to effect a reverse stock split with respect to the Company’s issued and outstanding Class A Common Stock, at a ratio of up to 1-for-50, with the final ratio and exact timing to be determined at the discretion of the Board of Directors (the "2024 Reverse Stock Split"). On September 10, 2024, the Board determined to effect a reverse stock split at a ratio of 1-for-50, effective as of September 19, 2024 and filed an amendment with the Secretary of State of the State of Delaware. The Class B Common Stock was not affected by the 2024 Reverse Stock Split.

On June 27, 2025, the stockholders of the Company collectively approved an amendment to the Company’s Certificate of Incorporation, as amended and restated, to effect a reverse stock split (the “2025 Reverse Stock Split”) of the Company’s outstanding Class A Common Stock and Class B Common Stock at a ratio of 1-for-10 effective on July 8, 2025.

No cash or fractional shares were issued in connection with the 2024 Reverse Stock Split and 2025 Reverse Stock Split, and instead the Company rounded up to the next whole share in lieu of issuing factional shares that would have been issued in the reverse split. Proportional adjustments were made to the number of shares of Class A Common Stock issuable upon exercise or conversion of the Company’s outstanding stock options and warrants, the exercise price or conversion price (as applicable) of the Company’s outstanding stock options and warrants, and the number of shares reserved for issuance under the Company’s equity incentive plan. All Class A Common Stock share and per share information included in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the impact of the Reverse Stock Split.

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

2. Going Concern

As of June 30, 2025 the Company had cash of approximately $2.3 million. For the six months ended June 30, 2025, the Company used approximately $9.0 million in cash for operating activities. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of June 30, 2025, the Company had an accumulated deficit of approximately $89.7 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year of the date these financial statements were issued.

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

3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations of the SEC relating to interim financial statements. The December 31, 2024 balance sheet information was derived from the audited financial statements as of that date. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2025. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Intangible Assets

Intangible assets are presented at fair value, net of amortization. The fair value is determined based on the appraised value of the asset. Intangible assets are composed of developed technology, trade names and customer lists. Intangible assets subject to amortization consist of the following:

	Estimated Useful Life (years):	June 30, 2025
Customer relationships	6 - 7	$1,139,710
Trade name	10 - 15	1,635,600
Technology	6 - 8	6,425,010
		9,200,320
Less: Accumulated amortization		(564,493)
Intangible assets, net		$8,635,827

Total amortization expense related to intangible assets was $545,026 for the six months ended June 30, 2025. Expected amortization expense is as follows:

Remainder of Year Ending December 31, 2025	$614,199
Year Ending December 31, 2026	1,214,920
Year Ending December 31, 2027	1,214,920
Year Ending December 31, 2028	1,214,920
Year Ending December 31, 2029	1,214,920
Thereafter	3,161,948
Total	$8,635,827

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through June 30, 2025.

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common shareholders—basic and diluted	$(7,793,756)	$(3,955,328)	$(11,437,235)	$(8,245,459)

Denominator:
Weighted average shares—basic and diluted	1,911,276	280,675	1,578,814	270,940
Net loss per share attributable to common shareholders—basic and diluted	$(4.08)	$(14.09)	$(7.24)	$(30.43)

The above weighted average share numbers for the three and six months ended June 30, 2025, include 23,302 prefunded warrants which were outstanding throughout the period. No such prefunded warrants were outstanding during the comparative six month period ended June 30, 2024.

Securities that were excluded from loss per share as their effect would be anti-dilutive due to the net loss position that could potentially be dilutive in future periods are as follows:

	As of June 30,
	2025	2024
Options	12,542	3,365
RSUs	216,396	1,756
Public warrant shares	23,000	23,000
GEM warrant shares	1,657	1,657
Common warrant shares	560,000	27,778
Placement agent warrant shares	31,702	1,667
Total	845,297	59,223

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

Bridge Notes and Private Placement Convertible Notes - Fair Value Option Election

The Company determined the Agile Notes and 1800 Diagonal Notes (The "Bridge Notes") and the Private Placement Convertible Notes (as defined in Note 13) were eligible for the fair value option, in accordance with ASC 825-10-50-28, and made such election to account for the Bridge Notes and Private Placement Convertible Notes at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. Additional term or other notes may be issued in subsequent periods where the Company would be able to make a fair value option election upon issuance provided eligibility criteria are met. The Company records the portion of the Bridge Notes and Private Placement Convertible Notes that are issued and outstanding for accounting purposes at fair value with changes in fair value recorded in other income (expense), net in the condensed consolidated statement of operations, except for the portion of the total change in fair value that results from a change in the instrument-specific credit risk of the Bridge Notes and Private Placement Convertible Notes, which is recorded in other comprehensive income (loss), if applicable. The fair value option election was made to align the accounting for the Bridge Notes and Private Placement Convertible Notes with the Company's financial reporting objectives and reduce operational effort to account for embedded features that otherwise would require bifurcation as a separate unit of account.

Pursuant to the fair value option election, direct and incremental debt issuance costs and consideration paid to the lender related to the Bridge Notes and Private Placement Convertible Notes were expensed as incurred and recorded in other income (expense), net in the condensed consolidated statements of operations. Measurement of the change in fair value of the Bridge Notes and Private Placement Convertible Notes includes accrued interest, whether paid-in-kind or cash.

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

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management during the three and six months ended June 30, 2025 and 2024. The carrying amount of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue, and other current liabilities approximated their fair values as of June 30, 2025 and December 31, 2024.

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

In July 2025, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. This guidance is effective for periods beginning after December 15, 2025 and will be adopted prospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

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

4. Acquisition of Vidello

On January 31, 2025, the Company closed a previously announced merger with Vidello Limited ("Vidello"), a private limited company registered in England and Wales (the "Vidello Merger"), pursuant to a Merger Agreement (the "Vidello Merger Agreement"), dated December 19, 2024, by and among Vidello, and certain shareholders of Vidello (the "Vidello Shareholders"). At the closing, Vidello Shareholders transferred all the outstanding shares of Vidello to the Company, and Vidello became a direct and wholly owned subsidiary of the Company. At the closing, the Company paid to the Vidello Shareholders, $2,745,031 in cash (the "Vidello Cash Consideration"), whereby $2,500,000 are withheld for indemnification expenses and other holdback provisions in accordance with the Vidello Merger Agreement, and issued 89,820 shares of Class A Common Stock (the "Share Consideration", together with the Cash Consideration, the "Vidello Closing Consideration"). The Company's primary reason for acquiring Vidello was to enhance revenue growth and strengthen the Company's competitive market position through cross selling opportunities. Vidello is a video hosting and marketing platform designed to help businesses manage, customize, and optimize their video content.

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

Net income in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2025 includes net income of approximately $163 thousand and $484 thousand, respectively, of Vidello from the date of acquisition to June 30, 2025.

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

The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

	For the six Months Ended June 30,
	2025	2024
Revenue	$6,871,768	$5,954,361
Cost of revenue	1,350,969	1,148,263
Operating expenses	15,166,475	10,409,984
Total other expenses (income), net	1,982,364	1,465,202
Loss before income taxes attributable to common stockholders	$(11,628,040)	$(7,069,088)

5. Related Party Transactions

Due to Related Party of 7GC

During 2023, the Sponsor paid certain expenses on behalf of 7GC. Upon Closing of the Merger, Banzai assumed the $67,118 liability. As of June 30, 2025, the entire balance remained outstanding and is included within due to related party under current liabilities on the accompanying condensed consolidated balance sheet.

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

Due to Related Party of Company CEO

On September 12, 2024, the CEO of the Company loaned the Company an advance of $100,000. The advance is non-interest bearing, and matures one year from issuance. As of June 30, 2025, the entire balance remained outstanding and is included within due to related party under current liabilities on the accompanying condensed consolidated balance sheet.

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

Service Trade Revenue

The Company has one customer for which the customer is also a vendor. For this one customer, the Company exchanged services for approximately $177,000 and $302,055, during the six months ended June 30, 2025 and 2024, respectively.

Disaggregation of Revenue

The following table summarizes revenue by region based on the billing address of customers for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas	$2,525,013	77%	$587,712	55%
Europe, Middle East and Africa (EMEA)	555,651	17%	360,666	34%
Asia Pacific	181,586	6%	119,819	11%
Total	$3,262,250	100%	$1,068,197	100%

The following table summarizes revenue by region based on the billing address of customers for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas	$5,137,057	77%	$1,170,539	55%
Europe, Middle East and Africa (EMEA)	1,112,122	17%	746,916	34%
Asia Pacific	392,154	6%	230,214	11%
Total	$6,641,333	100%	$2,147,669	100%

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

	Opening Balance	Closing Balance	Opening Balance	Closing Balance
	1/1/2025	6/30/2025	1/1/2024	6/30/2024
Accounts receivable, net	$936,321	$809,482	$105,049	$26,161

Costs to Obtain a Contract

Sales commissions, the principal costs incurred to obtain a contract, are earned when the contract is executed. Management has capitalized these costs and amortized the commission expense over time in accordance with the related contract's term. For the six months ended June 30, 2025 and 2024, commission expenses were $269,172 and $270,335, respectively. Certain commission expenses are not capitalized and are instead directly expensed.

Capitalized commissions at June 30, 2025 and December 31, 2024 were $52,616 and $31,504, respectively, and are included within prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following summarizes the costs to obtain a contract activity during the three and six months ended June 30, 2025:

Balance - December 31, 2024	$31,504
Commissions Incurred	57,237
Deferred Commissions Recognized	(50,195)
Balance - March 31, 2025	38,546
Commissions Incurred	39,664
Deferred Commissions Recognized	(25,594)
Balance - June 30, 2025	$52,616

The following summarizes the costs to obtain a contract activity during the three and six months ended June 30, 2024:

Balance - December 31, 2023	$51,472
Commissions Incurred	31,610
Deferred Commissions Recognized	(44,620)
Balance - March 31, 2024	38,462
Commissions Incurred	48,316
Deferred Commissions Recognized	(47,634)
Balance - June 30, 2024	$39,144

7. Fair Value Measurements

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the periods ended June 30, 2025 and the year ended December 31, 2024. The carrying amount of accounts payable approximated fair value as they are short term in nature.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2025	December 31, 2024
Assets:
Bifurcated embedded derivative asset - related party	3	$1,000	$63,000
Definite-lived intangibles*	3	$3,903,320	$3,903,320
Definite-lived intangibles**	3	$8,635,827	$3,883,853
Goodwill - Vidello (Note 4)*	3	$3,019,246	$—
Goodwill**	3	$21,991,721	$18,972,475
Liabilities:
Warrant liabilities - public	1	$4,600	$2,300
GEM warrant liabilities	3	$3,000	$15,000
Agile term notes	3	$4,131,000	$3,143,000
1800 Diagonal convertible notes	3	$530,000	$432,000
Private Placement Convertible Notes	3	$2,676,000	$—
Private Placement Warrants	3	$361,000	$—

* Certain assets measured at the acquisition date.

** Measured at period-end.

Warrant Liability - Public Warrants

The Company assumed Public Warrants in the Merger, exercisable into 23,000 shares of Common A Common Stock, which were outstanding as of June 30, 2025 and December 31, 2024. The fair values of the Public Warrants are measured based on the listed market price of such warrants through June 30, 2025. See Note 14 - Warrant Liabilities for further details.

For the six months ended, June 30, 2025, the Company recognized a loss of approximately $2,300 resulting from changes in the fair value of the derivative warrant liabilities, presented as change in fair value of warrant liabilities - related party in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the Public Warrants liability which are Level 1 financial liabilities that are measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2024	$2,300
Change in fair value	2,300
Balance at March 31, 2025	$4,600
Change in fair value	-
Balance at June 30, 2025	$4,600

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

For the six months ended, June 30, 2025, the Company recognized a gain of approximately $12,000, resulting from changes in the fair value of the derivative warrant liabilities, presented as change in fair value of warrant liabilities in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the GEM Warrants liability which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2024	$15,000
Change in fair value	(4,000)
Balance at March 31, 2025	11,000
Change in fair value	(8,000)
Balance at June 30, 2025	$3,000

Yorkville Convertible Notes

The measurement of fair value of the Yorkville convertible notes were determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, term, volatility, risk-free rate, and probability of optional redemption). Refer to Note 13 - Debt for further details.

For the six months ended, June 30, 2025, the Company recognized a loss of approximately $238,000 resulting from changes in the fair value of the Yorkville convertible notes, presented as change in fair value of convertible promissory notes in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the Yorkville convertible notes which is a Level 3 financial liability measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2024	$-
Issuance of Yorkville convertible note	3,150,000
Loss on debt issuance	252,000
Repayment in cash of Yorkville convertible notes	(3,640,000)
Change in fair value	238,000
Balance at June 30, 2025	$—

Bifurcated Embedded Derivative Assets

The fair value of the embedded put options, relating to the Convertible Note to CP BF issued on September 23, 2024, was determined using a Black Scholes option pricing model. Estimating fair values of embedded conversion features requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Because the embedded conversion features are initially and subsequently carried at fair values, the Company’s consolidated statements of operations will reflect the volatility in these estimate and assumption changes. The bifurcated embedded derivative net asset was $1,000 as of June 30, 2025. Refer to Note 13 - Debt for further details.

The following table sets forth a summary of the changes in the fair value of the bifurcated embedded derivative asset for the six months ended June 30, 2025, relating to the Convertible Note to CP BF issued on September 23, 2024, which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

Fair Value
CP BF Convertible
Balance at December 31, 2024	$63,000
Change in fair value	(43,000)
Balance at March 31, 2025	20,000
Change in fair value	(19,000)
Balance at June 30, 2025	$1,000

Term Notes (Agile)

On July 22, 2024, September 13, 2024, December 12, 2024, March 31, 2025, and June 12, 2025, the Company entered into term loan promissory note agreements with Agile Lending, LLC, and Agile Capital Funding, LLC, as the collateral agent, as discussed further in Note 13 - Debt of the notes to the condensed consolidated financial statements.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2025. The Company classified the Agile Term Notes as a Level 3 fair value measurement and used a discounted cash flow model to calculate the fair values as of June 30, 2025 and December 31, 2024, respectively. Key inputs for the valuation are summarized below. The discounted cash flow model uses inputs such as the contractual term of the note and a market participant interest rate.

The range of key inputs at issuance of the Agile term notes and for the period ended June 30, 2025 and December 31, 2024, were as follows:

	March 2025 Agile Note		June 2025 Agile Note
Key Inputs	June 30, 2025	March 31, 2025	June 30, 2025	June 12, 2025
Contractual term (years)	0.38	0.62	0.47	0.52
Interest rate	14.59%	13.12%	14.54%	15.95%

Refer to Note 13 - Debt, for a summary of the changes in the fair value of the Agile term notes which are Level 3 financial liabilities measured at fair value on a recurring basis.

Convertible Notes (1800 Diagonal)

On August 16, 2024, September 24, 2024, December 10, 2024, February 7, 2025, April 17, 2025 and May 9, 2025 the Company entered into convertible promissory notes with 1800 Diagonal Lending, LLC, as discussed further in Note 13 - Debt of the notes to the condensed consolidated financial statements.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2025. The Company classified these notes as Level 3 financial liabilities and used the Black-Scholes option pricing model to calculate the fair values as of June 30, 2025, May 9, 2025, April 17, 2025, March 31, 2025, February 7, 2025 and December 10, 2024. Key inputs for the simulation are summarized below. The Black-Scholes simulation uses inputs such as the stock price, volatility, the contractual term of the note, risk free interest rates and dividend yields.

The range of key inputs for the Black-Scholes simulations at issuance of the 1800 Diagonal convertible notes and for the period ended June 30, 2025 and December 31, 2024, were as follows:

	September 1800 Diagonal Note		December 1800 Diagonal Note		February 1800 Diagonal Note		April 1800 Diagonal Note		May 1800 Diagonal Note
Key Inputs	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	February 7, 2025	June 30, 2025	April 17, 2025	June 30, 2025	May 9, 2025
Stock price	$5.89	$1.53	$5.89	$1.53	$5.89	$1.51	$5.89	$10.56	$5.89	$9.98
Contractual term (years)	0.08	0.59	0.30	0.80	0.47	0.86	0.64	0.84	0.64	0.78
Risk-free rate	4.19%	4.23%	4.19%	4.19%	4.19%	4.22%	4.20%	4.16%	4.20%	4.21%
Volatility(1)	141%	264%	100%	232%	96%	237%	123%	160%	123%	143%
Maturity probability	98%	80%	90%	75%	90%	75%	85%	80%	85%	80%
Default probability	2%	20%	10%	25%	10%	25%	15%	20%	15%	20%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

(1) The Company utilized historical equity volatility in measurement of the fair value of the notes.

Refer to Note 13 - Debt, for a summary of the changes in the fair value of the 1800 Diagonal convertible notes which are Level 3 financial liabilities measured at fair value on a recurring basis.

Private Placement Offering (3i, LP)

On June 27, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor, 3i, LP (the “Buyer”) for the issuance and sale in a private placement (the “Private Placement Offering”) of senior secured convertible notes of the Company, in the aggregate original principal amount of $11,000,000 (the “Private Placement Convertible Notes”) which Notes shall be convertible into shares of common stock, par value $0.0001, of the Company (the “Common Stock”) (the shares of Common Stock issuable pursuant to the terms of the Notes, including, without limitation, upon conversion or otherwise, collectively, the “Conversion Shares”), in accordance with the terms of the Notes. The Buyer purchased (i) a Note in the aggregate original principal amount of $11,000,000 and (ii) a warrant to initially acquire up to 67,124 shares of Common Stock (the “Buyer Warrants”) (as exercised, collectively, the “Warrant Shares”). In connection with the Private Placement Offering, the Company has also entered into a letter agreement dated April 30, 2025 (the “Letter Agreement”) with Rodman & Renshaw LLC as the exclusive financial advisor (the “Financial Advisor”) pursuant to which the Company has agreed to issue financial advisor warrants to purchase up to an aggregate of 21,212 shares of Common Stock (the “Financial Advisor Warrants”, together with the Buyer Warrants, the “Private Placement Warrants”). Refer to Note 13 - Debt, for a summary of the changes in the fair value of the Private Placement Convertible Notes which are Level 3 financial liabilities measured at fair value on a recurring basis, and to Note 16 - Equity for a description of the warrants issued in connection with the Private Placement Offering, respectively.

Warrant Liability - Private Placement Warrants

The measurement of fair value of the Private Placement Warrants were determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, exercise price, term, volatility, risk-free rate, probability of dilutive term of three years, and expected time to conversion). Refer to Note 14 - Warrant Liabilities for further details.

For the six months ended, June 30, 2025, the Company recognized a loss on issuance of $361,000, presented within loss on private placement issuance in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the inputs to and the changes in the fair value of the Private Placement Warrant liability which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

Key Inputs	June 30, 2025

Stock price	$5.89
Contractual term (years)	3.0 - 5.0
Risk-free rate	3.7 - 3.8%
Volatility(1)	94.0% - 119.0%
Exercise Price	$6.60-$8.25
Dividend yield	0.00%

Fair Value
Balance at December 31, 2024	$-
Balance at March 31, 2025	$-
Loss on issuance	361,000
Balance at June 30, 2025	$361,000

The Company determined that the Private Placement Convertible Note was eligible for the fair value option election in accordance with ASC 825-10-50-28, and made such election to account for the Private Placement Convertible Note at fair value. The Company estimated the fair value of the Private Placement Convertible Note at issuance using a Monte Carlo simulation, using the following key inputs: principal on the Private Placement Convertible Note of $2,200,000; remaining term of 1.0 years; a market interest rate of 10%; a risk-free rate of 3.88%; equity volatility of 180.0%; and probability of default of 28.7%. Refer to Note 13 - Debt for further details.

8. Property and Equipment

Property and equipment, net consisted of the following at the dates indicated:

	June 30, 2025	December 31, 2024
Computers and equipment	$43,848	$34,474
Less: accumulated depreciation	(33,145)	(30,935)
Property and equipment, net	$10,703	$3,539

Depreciation expense for the six months ended June 30, 2025 and 2024 was $2,210 and $2,825 respectively.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at the dates indicated:

	June 30, 2025	December 31, 2024
Prepaid expenses and other current assets:
Prepaid insurance costs	$235,451	$130,345
Service trade	177,055	239,041
Prepaid consulting costs	—	76,767
Prepaid software costs	129,168	59,855
Prepaid commissions	52,616	31,504
Prepaid merchant fees	26,385	26,690
Prepaid advertising and marketing costs	—	29,133
Prepaid data license and subscription costs	—	3,125
Employee receivable	113,567	800
Other current assets	23,271	46,414
Total prepaid expenses and other current assets	$757,513	$643,674

10. Goodwill

The following is a summary of goodwill by reportable segment as of and for the three and six months ended June 30, 2025:

	Banzai Operating Co.	Vidello	OpenReel	Consolidated
Goodwill - December 31, 2024	$2,171,526	$-	$16,800,949	$18,972,475
Additions to goodwill (Note 4)	-	3,019,246	-	3,019,246
Goodwill - June 30, 2025	$2,171,526	$3,019,246	$16,800,949	$21,991,721

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

At June 30, 2025, as the Company has three operating segments which were deemed to be its reporting units, goodwill is allocated to each reporting unit and the carrying value of each reporting unit is determined based on the present value of the reporting unit's specific discounted cash flows for purposes of evaluating goodwill impairment. As of December 31, 2024, the date of the last goodwill impairment analysis, the Banzai Operating Co. reporting unit had a negative carrying value, and no impairment to goodwill was identified as of December 31, 2024. As of December 31, 2024, the OpenReel reporting unit had a carrying value that exceeded the fair value of the reporting unit. As such an impairment to goodwill $2.7 million was identified as of December 31, 2024.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at the dates indicated:

	June 30, 2025	December 31, 2024
Accrued expenses and other current liabilities:
Accrued accounting and professional services costs	$2,294,770	$2,419,829
Provision for tax payable	539,339	-
Sales tax payable	532,350	452,508
Accrued legal costs	154,150	315,764
Excise tax payable	223,717	223,717
Accrued payroll and benefit costs	353,128	207,970
Accrued streaming service costs	44,983	51,308
Accrued subscription costs	46,620	46,759
Other current liabilities	216,569	173,163
Total accrued expenses and other current liabilities	$4,405,626	$3,891,018

12. Deferred Revenue

Deferred revenue represents amounts that have been collected in advance of revenue recognition and is recognized as revenue when transfer of control to customers has occurred or services have been provided. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable revenue agreements. Differences between the revenue recognized per the below schedule, and the revenue recognized per the condensed consolidated statement of operations, reflect amounts not recognized through the deferred revenue process, and which have been determined to be insignificant. For the six months ended June 30, 2025 and the year ended December 31, 2024, the Company recognized $2,867,837 and $1,214,096 in revenue that was included in the prior year deferred revenue balance, respectively.

The change in total deferred revenue was as follows for the periods indicated:

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024
Deferred revenue, beginning of period	$3,934,627	$1,214,096
Billings	4,628,355	4,362,730
Revenue recognized (prior year deferred revenue)	(2,867,837)	(1,214,096)
Revenue recognized (current year deferred revenue)	(1,923,747)	(3,091,333)
OpenReel deferred revenue - short-term - previously recognized at acquisition	—	2,663,230
Vidello deferred revenue - short-term	324,449	—
Deferred revenue - short-term, end of period	4,095,847	3,934,627
OpenReel deferred revenue - long-term	115,725	—
Deferred revenue - short-term and long-term, end of period	$4,211,572	$3,934,627

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

The GEM Promissory Note provides that, in the event the Company fails to make a required monthly payment when due, the Company shall issue to GEM a number of shares of Class A Common Stock equal to the monthly payment amount divided by the VWAP of the Class A Common Stock for the trading day immediately preceding the applicable payment due date. In addition, the Company agreed to register on a registration statement 200,000 shares of Class A Common Stock that may be issuable under the terms of the GEM Promissory Note. The GEM Promissory Note contains customary events of default. If an event of default occurs, GEM may, at its option, demand from the Company immediate payment of any outstanding balance under the GEM Promissory Note. The GEM Promissory Note is recorded in the line Convertible notes on the Company's condensed consolidated balance sheets.

As of June 30, 2025, the Company has issued an aggregate of 19,000 shares of Class A Common Stock to GEM in lieu of monthly payment obligations and during the three and six months ended June 30, 2025, the Company paid an aggregate of $215,057 to satisfy the remaining balance of the GEM Promissory Note.

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

Pursuant to the terms of the Amended Repayment Agreement, the Company made a cash principal payment of $750,000 on May 31, 2024 (the “Repayment Date”), and issued an Advance Notice for the purchase of 1,200 shares of Class A Common Stock (the “Premium Advance Shares”) (representing the number of shares the Company reasonably believed would be sufficient to result in net proceeds of $75,000 as of the Repayment Date) (the “Premium Advance”). The total purchase price for the Premium Advance was $110,040, of which $75,000 was applied in satisfaction of the Payment Premium, and the remaining $35,040 was paid by Yorkville to the Company in cash (the “Cash Surplus”). The Premium Advance Shares were recorded at fair value totaling $115,800 on the Repayment Date, and the excess of fair value over the Cash Surplus was recorded to the consolidated statement of operations in line Yorkville prepayment premium expense.

On September 20, 2024, the Company entered into a Floor Price Reduction Agreement (the “Floor Price Reduction Agreement”) with Yorkville. The Company and Yorkville, pursuant to the Floor Price Adjustment Agreement, agreed to amend and restate the prior repayment agreements such that the outstanding principal under the Amended Debt Repayment Agreement was reduced to $0.7 million, with no remaining interest, the floor price, as described in the Outstanding Promissory Notes, was adjusted to $20.00, and the maturity date for the Outstanding Promissory Notes is extended by 120 days to January 17, 2025.

The Yorkville Promissory Notes have a maturity date (as modified by the Floor Price Reduction Agreement) of January 17, 2025, and accrue interest at 0% per annum, subject to an increase to 18% per annum upon events of default as defined in the agreement. As of June 30, 2025, no events of default have occurred.

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

During January 2024, the Company’s stock price per share fell below the then in effect Floor Price (as defined in the Standby Equity Purchase Agreement disclosure in Note 16) of $20.00 for five trading days during a period of seven consecutive trading days (an Amortization Event under the terms of the December Yorkville Convertible Note agreement), thus triggering amortization payments under the terms of the December Yorkville Convertible Note. On January 24, 2024, Yorkville agreed to waive the Amortization Event trigger, prior to the date upon which any amortization payment would have been required. As discussed in the definitions below, the Floor Price was reset on February 14, 2024, in conjunction with the effective date of the Company’s Registration Statement, at a price of $2.94 per share of Common Stock, thus curing the Amortization Event condition.

During the year ended December 31, 2024, $2,000,000 of the full outstanding principal under the December Yorkville Convertible Note, respectively, was converted into 27,538 shares of Class A Common stock of the Company. During the year ended December 31, 2024, the full principal amount of $1,000,000 under the February Yorkville Promissory Note was converted into 2,891 Class A Common stock of the Company. During the year ended December 31, 2024, the full outstanding principal amount of $750,000 under the March Yorkville Promissory Note was converted into 14,986, Class A Common stock of the Company.

On January 30, 2025 (the “Issuance Date”), in connection with and pursuant to the terms of the SEPA (refer to Note 16 – Equity for further details), Yorkville agreed to advance to the Company, in exchange for a Convertible Promissory Note (the “Yorkville Note”), a total principal amount of $3,500,000. The Company received net proceeds of $3,140,000 after a non-cash original issue discount of

$350,000, and $10,00 debt issuance costs paid to Yorkville.

The Yorkville Note has a maturity date of July 31, 2025, but may be extended at the option of the Company. Beginning on the 30th day from the Issuance Date, and continuing on the same day of each successive calendar month thereafter, (each, an “Installment Date”), the Company shall repay a portion of the outstanding balance of the Yorkville Note in an amount equal to the sum of (i) $1,000,000 of principal (or the outstanding Principal if less than such amount), plus (ii) a payment premium (in an amount equal to 4% of the Principal amount being paid (the “Payment Premium”), and (iii) accrued and unpaid interest as of each Installment Date (collectively, the “Installment Amount”). The Company maintains the right to pay each Installment Amount in cash or via an Advance Notice pursuant to the SEPA or any combination thereof. The Note bears an interest rate of 0% for the first 90 days following the Issuance Date, and 6% thereafter (the “Interest Rate”). The Interest Rate shall increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined by the Yorkville Note). The Yorkville Note is convertible into shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), at a conversion price of $20.00 per share (the “Conversion Price”). The Investor may elect to convert part or all of the outstanding balance of the Note at any time or from time to time after the Issuance Date. The Company may prepay the outstanding amount at any time, in whole or in part, subject to a 4% premium, provided that (i) the Company provides the Investor with at least 10 trading days’ prior written notice (each, a “Redemption Notice”) of its desire to prepay the outstanding amount (an “Optional Redemption”), and (ii) on the date the Redemption Notice is issued, the VWAP of the Class A Common Stock is less than the Conversion Price.

The Company determined that the Yorkville Note was eligible for the fair value option election in accordance with ASC 825-10-50-28, and made such election to account for the Yorkville Note at fair value. The Company estimated the fair value of the Yorkville Note at issuance using a Monte Carlo simulation, using the following key inputs: principal on the Yorkville Note of $3,500,000; remaining term of .50 years; the fair value of the Company’s Class A common stock on the valuation date of $22.40 per share; a market interest rate of 8.7%; a risk-free rate of 4.27%; equity volatility of 224.0%; and the Payment Premium of 4%.

Pursuant to the Yorkville Note, the Company made payments totaling approximately $3,640,000, of which approximately $3,500,000 was applied against outstanding principal, and approximately $140,000 was paid to Yorkville as Payment Premiums and expensed as incurred.

During the three months and six months ended June 30, 2025, the Company recognized a loss of approximately $78,900 and $238,000, respectively, on the change in fair value of the Yorkville Note. The Company estimated the fair value of the Yorkville Note at March 31, 2025 using a Monte Carlo simulation, using the following key inputs: outstanding principal on the Yorkville Note of approximately $1,695,000; remaining term of .33 years; the fair value of the Company’s Class A common stock on the valuation date of $11.20 per share; a market interest rate of 11.3%; a risk-free rate of 4.29%; equity volatility of 171.0%; and the Payment Premium of 4%. As of June 30, 2025 the note was fully repaid.

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

Convertible notes - related party

Term and Convertible Notes - related party (CP BF)

During 2021, the Company entered into a loan agreement with CP BF Lending, LLC (“CP BF”) comprised of a Term Note and a Convertible Note. The Term Note bears cash interest at a rate of 14% per annum paid monthly and accrued interest payable-in-kind (“PIK”) cumulatively at 1.5% per annum. The outstanding principal balance of the Term Note together with accrued and unpaid interest thereon, unpaid fees and expenses and any other Obligations then due, shall be paid on February 19, 2025 (“Loan Maturity Date”). The Convertible Note accrues PIK interest cumulatively at a rate of 15.5% per annum, and is convertible into Class A Common Stock upon Qualified Financing (as defined in the agreement), upon a Change of Control (as defined in the agreement), upon Prepayment, or at Maturity at a fixed conversion price of $1,336.40 per unit. If not sooner converted or prepaid, the Convertible Note principal together with accrued and unpaid interest thereon, unpaid fees and expenses and any other Obligations then due, shall be paid on the Loan Maturity Date.

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

The effective interest rate for the Term Note was 16% for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2024, interest expense on the Term Note totaled $294,613 and $586,940, respectively, comprised of $267,359 and $533,707, respectively, of contractual interest and $27,254 and $53,233, respectively, for the amortization of the discount. The effective interest rate for the CP BF Convertible Note and First Amendment Convertible Note was 16% for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2024, interest expense on the Convertible Notes totaled $121,448 and $237,859, respectively, comprised of $112,908 and $221,504, respectively, of contractual interest and $8,540 and $16,355, respectively, for the amortization of the discount.

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

In conjunction with the side letter, the Company agreed to issue to CP BF, 7,000 shares of the Company's Class A Common Stock. On September 23, 2024 the transaction was finalized and the Company issued the 2024 CP BF Convertible Note with a principal amount of $10,758,775. The outstanding principal balance of the 2024 CP BF Convertible Note together with accrued interest thereon, unpaid fees and expenses and any other Obligations then due, shall be paid on February 19, 2027 (“2024 Loan Maturity Date”). The 2024 CP BF Convertible Note accrues interest at a rate of 15.5% which interest shall be paid in kind monthly and is convertible at the holder's option at any time on or following the effectiveness of the first resale registration statement covering the applicable conversion shares at a fixed conversion price per share of $38.90. Upon the occurrence, and during the continuance, of an Event of Default (as defined in the agreement), interest on the 2024 CP BF Convertible Note will bear PIK interest at a per annum rate of 20% (“2024 Default Rate”).

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

The embedded redemption put feature upon a Prepayment and Default Interest triggering events that are unrelated to the creditworthiness of the Company are not clearly and closely related to the debt host instrument, were separated and bundled together, as a derivative and assigned probabilities of being affected and initially measured at fair value in the amount of $12,000. Subsequent changes in fair value of the feature will be recognized as a gain or loss in the Consolidated Statement of Operations. The fair value of the bifurcated derivative asset was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative (See Note 7 - Fair Value Measurements). As of June 30, 2025, the fair value of the bifurcated derivatives was $1,000. The Company recorded a loss related to the change in fair value of the bifurcated derivatives of $62,000 for the six months ended June 30, 2025.

In October 2024, CP BF exercised its optional conversion option in which it received 5,560 Class A Common Stock at the fixed conversion price per share of $38.90 in satisfaction of $216,284 of the Company's obligations under the 2024 CP BF Convertible Note.

On September 23, 2024, the Company entered into a Securities Purchase Agreement (the “CP BF SPA”), a Registration Rights Agreement (the “CP BF RRA”), a Lock-Up Agreement (the “CP BF Lock Up”) and issued CP BF a Common Stock Purchase Warrant (the “CP BF Warrant”) and a Pre-Funded Warrant (the “CP BF Pre-Funded Warrant,” together with the CP BF SPA, CP BF RRA, CP BF Lock Up and CP BF Warrant, the “CP BF Transaction Documents”). Pursuant to the CP BF SPA, CP BF agreed to convert $2,000,000 in debt into 26,085 shares of Class A Common Stock, CP BF Warrants to purchase up to 56,555 shares of Class A Common Stock and CP BF Pre-Funded Warrants to purchase up to 30,470 shares of Class A Common Stock (all such securities and shares collectively referred to as the “CP BF Registrable Securities”). The CP BF Warrant can be exercised at an initial exercise price of $38.90 per share, subject to adjustment for a term of five years. The CP BF Pre-Funded Warrant will be exercisable at any time after the date of issuance at an exercise price of $0.0001. Neither warrant may be exercised if the holder, together with its affiliates, would beneficially own more than 19.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. Both warrants may be exercised via cash or cashless exercise. Pursuant to the CP BF RRA, the Company agreed to file a registration statement to register the CP BF Registrable Securities and for the registration statement to become effective on or before December 9, 2024. Under the CP BF Lock-Up, the Company’s CEO, Joe Davy, agreed not to sell an aggregate of 231,114 shares of Class B Common Stock that he owns until such time as CP BF no longer owns any of the CP BF Registrable Securities.

On September 24, 2024, the Company entered into a securities purchase agreement with an institutional investor for the issuance and sale in a private placement with gross proceeds to the Company of approximately $4.6 million. One of the contingent redemption features in the 2024 CP BF Convertible Note relates to the Company prepaying, either partially or in whole, the obligations in an aggregate amount upon the sale of the Company's capital stock equal to 20% of the cash proceeds in excess of $3,000,000. For the six months ended June 30, 2025, the Company paid a total of $870,190 of which satisfied outstanding principal under the 2024 CP BF Convertible Note.

The effective interest rate for the 2024 CP BF Convertible Note was approximately 15.4% for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2025, interest expense on the 2024 CP BF Convertible Note totaled $318,718 and $654,108, respectively, consisting of $319,574 and $655,849, respectively, of contractual interest offset by $855 and $1,740, respectively, of amortization of the debt premium.

The following table presents the 2024 CP BF Convertible Note as of June 30, 2025:

Face value of the CP BF convertible notes	$8,758,775
Debt premium, net	9,325
Carrying value of the CP BF convertible notes	8,768,100
Accrued interest	1,027,631
Prepayments made	(1,153,505)
Conversions	(216,284)
Total CP BF convertible notes and accrued interest	$8,425,943

The following table presents the 2024 CP BF Convertible Note as of December 31, 2024:

Face value of the CP BF convertible notes	$8,758,775
Debt premium, net	11,066
Carrying value of the CP BF convertible notes	8,769,841
Accrued interest	369,459
Prepayments made	(283,315)
Conversions	(216,284)
Total CP BF convertible notes and accrued interest	$8,639,701

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

On June 12, 2025, the Company issued a subordinated secured promissory note (the “June Agile Note”) for an aggregate principal amount of $262,500 and received $250,000 of proceeds, net of administrative agent fees $12,500 to the collateral agent, with a maturity date of December 15, 2025 under the June Note. The June Note bears interest at a rate of 48%, and interest will be calculated on a three hundred and sixty (360) day year based on the actual number of days lapsed, and interest shall accrue on the June Note commencing on and including the effective date pursuant to the June Note Agreement's weekly repayment and amortization schedule.

The July Agile Note, the September Agile Note, the December Agile Note, the March Agile Note, and the June Agile Note are together referred to as the “Agile Notes”.

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

Interest expense on the Agile Notes totaled $681,928 for the three and six months ending June 30, 2025 and is included in the fair value of the notes.

The following presents the Agile Notes as of June 30, 2025:

Fair Value
Balance at December 31, 2024	$3,143,000
Issuance of Agile term notes	4,000,000
Loss on restructuring	1,769,895
Repayments in cash	(3,540,800)
Change in fair value	165,905
Balance at March 31, 2025	5,538,000
Issuance of Agile term notes	262,500
Loss on issuance	110,500
Repayments in cash	(1,929,885)
Change in fair value	149,885
Balance at June 30, 2025	$4,131,000

Outstanding principal balance as of June 30, 2025	$2,754,543
Accrued interest as of June 30, 2025	$681,928

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

On April 17, 2025, the Company issued a fifth promissory note (the “April 1800 Diagonal Note”) for an aggregate principal amount of $230,000 and received $192,000 of proceeds, net of an original discount of $30,000 and issuance costs of $8,000 for due diligence and legal fees, with a maturity date of February 15, 2026. The stated interest rate on the April Note is 12% per annum, and interest shall accrue on the April Note commencing on and including the issuance date pursuant to the April Note Agreement's repayment and amortization schedule.

On May 9, 2025, the Company issued a sixth promissory note (the “May 1800 Diagonal Note”) for an aggregate principal amount of $163,300 and received $135,000 of proceeds, net of an original discount of $21,300 and issuance costs of $7,000 for due diligence and legal fees, with a maturity date of February 15, 2026. The stated interest rate on the May Note is 12% per annum, and interest shall accrue on the May Note commencing on and including the issuance date pursuant to the May Note Agreement's repayment and amortization schedule.

The August 1800 Diagonal Note, the September 1800 Diagonal Note, the December 1800 Diagonal Note, the February 1800 Diagonal Note, the April 1800 Diagonal Note, and the May 1800 Diagonal Note are together referred to as the “1800 Diagonal Notes”.

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

Due to these embedded features within the 1800 Diagonal Notes, the Company elected to account for the 1800 Diagonal Notes at fair value at their respective dates of issuance and in subsequent reporting periods, pursuant to ASC 825 Financial Instruments (“ASC 825”). The Company will record changes in the fair value of the notes that relate to changes in credit risk to other comprehensive income. The remaining changes in fair value, including the component related to accrued interest, will be recorded through the other (income) expense section of the Company’s condensed consolidated statements of operations and comprehensive loss statement in a single line item.

Interest expense on the 1800 Diagonal Notes totaled approximately $60,241 and $97,176 for the three and six months ending June 30, 2025 and is included in the fair value of the notes.

The following table presents the 1800 Diagonal Notes as of June 30, 2025:

Fair Value
Balance at December 31, 2024	$432,000
Issuance of 1800 Diagonal convertible notes	124,200
Loss on debt issuance	21,800
Repayments in cash	(145,286)
Change in fair value	(21,714)
Balance at March 31, 2025	411,000
Issuance of 1800 Diagonal convertible notes	393,300
Loss on debt issuance	58,700
Repayments in cash	(316,719)
Change in fair value	(16,281)
Balance at June 30, 2025	$530,000

Outstanding principal balance as of June 30, 2025	$461,454
Accrued interest as of June 30, 2025	$97,176

Private Placement Offering (3i, LP)

On June 27, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor, 3i, LP (the “Buyer”) for the issuance and sale in a private placement (the “Private Placement Offering”) of senior secured convertible notes of the Company, in the aggregate original principal amount of $11,000,000 (the “Private Placement Convertible Notes”) which Notes shall be convertible into shares of the Company's Class A Common Stock, par value $0.0001 (the shares of Common Stock issuable pursuant to the terms of the Notes, including, without limitation, upon conversion or otherwise, collectively, the “Conversion Shares”), in accordance with the terms of the Notes. The Buyer purchased (i) a Note in the aggregate original principal amount of $11,000,000 and (ii) a warrant to initially acquire up to 67,124 shares of Common Stock (the “Buyer Warrants”) (as exercised, collectively, the “Warrant Shares”). In connection with the Offering, the Company has also entered into a letter agreement dated April 30, 2025 (the “Letter Agreement”) with Rodman & Renshaw LLC as the exclusive financial advisor (the “Financial Advisor”) pursuant to which the Company has agreed to issue financial advisor warrants to purchase up to an aggregate of 21,212 shares of Common Stock (the “Financial Advisor Warrants”, together with the Buyer Warrants, the “Private Placement Warrants”). The Private Placement Offering closed on June 30, 2025 (the “Closing Date”). Refer to Note 16 - Equity, for further description of the Warrants issued in the Private Placement Offering.

The Notes were issued with an original issue discount of 10.0% and accrue interest at a rate of 10.0% per annum. The Notes mature twelve (12) months from the date of issuance, June 30, 2026 (the “Maturity Date”), unless extended pursuant to the terms thereof. The Notes are convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to quotient of the Conversion Amount divided by (y) the Conversion Price (the “Conversion Rate”). At no time may the Buyer hold more than 4.99% (or up to 9.99% at the election of the Buyers pursuant to the Notes) of the outstanding Common Stock. The conversion price of the Note is subject to a floor price of $0.11.

On June 30, 2025, the Company drew $2,200,000 of principal under the allowable aggregate of $11,000,000 pursuant to the Purchase Agreement and received proceeds of $1,725,000, net of original issue discount and issuance fees and costs.

In addition, if an Event of Default (as defined in the Notes) has occurred under the Notes, the Buyer may elect convert (each, an “Alternate Conversion”, and the date of such Alternate Conversion, each, an “Alternate Conversion Date”) all, or any part of, the Conversion Amount (such portion of the Conversion Amount subject to such Alternate Conversion, the “Alternate Conversion Amount”) into shares of Common Stock at a conversion rate equal to the quotient of (x) the product of (A) the Redemption Premium and (B) the Alternate Conversion Amount, divided by (y) the Alternate Conversion Price (the “Alternate Conversion Rate”). Upon the occurrence of an Event of Default, the Company is required to deliver written notice to the Buyer within one (1) business day (an “Event of Default Notice”). At any time after the earlier of (a) the Buyer’s receipt of an Event of Default Notice, and (b) the Buyer becoming aware of an Event of Default, the Buyer may require the Company to redeem all or any portion of the Notes at a 15% premium. Beginning the earlier to occur of (x) the Effective Date (as defined in the Registration Rights Agreement) of the initial Registration Statement filed pursuant to the Registration Rights Agreement and (y) August 1, 2025, and thereafter, the first Trading Day of the calendar month immediately following (each an “Installment Date”) until the Maturity Date, the Company shall repay the Buyer approximately $183,333 towards the principal balance of the Notes and any accrued and unpaid interest in cash or, provided certain conditions are satisfied, shares of Common Stock, at the Company’s option (collectively, the “Installment Amount”). In connection with a “Change of Control”, the Buyer shall have the right to require the Company to redeem part or all of the Notes outstanding in cash, at the highest calculation of the Change of Control Redemption Price, each of which is outlined in their entirety within the Notes.

The initial net proceeds to the Company from the Offering were approximately $1.725 million, after the original issuance discount and deducting financial advisory fees and estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the Offering for general corporate purposes and working capital.

The Private Placement Convertible Notes include optional conversion rights to the holder upon an event of default, contingent redemption (put) rights which trigger mandatory prepayment upon event of default, and defaulted contingent interest upon an event of default.

Due to these embedded features within the Private Placement Convertible Notes, the Company elected to account for the Private Placement Convertible Notes at fair value at their respective dates of issuance and in subsequent reporting periods, pursuant to ASC 825 Financial Instruments (“ASC 825”). The Company will record changes in the fair value of the notes that relate to changes in credit risk to other comprehensive income. The remaining changes in fair value, including the component related to accrued interest, will be recorded through the other (income) expense section of the Company’s condensed consolidated statements of operations and comprehensive loss statement in a single line item.

Interest expense on the Private Placement Convertible Notes totaled approximately $0 for the three and six months ending June 30, 2025 and is included in the fair value of the notes.

The following table presents the Private Placement Convertible Notes as of June 30, 2025:

Fair Value
Balance at December 31, 2024	$—
Balance at March 31, 2025	-
Issuance of Private Placement Convertible Notes	2,200,000
Loss on debt issuance	476,000
Balance at June 30, 2025	$2,676,000

Outstanding principal balance as of June 30, 2025	$2,200,000
Accrued interest as of June 30, 2025	$—

14. Warrant Liabilities

Public Warrants

The Company assumed Public Warrants in the Merger, exercisable into 23,000 shares of Common Stock of the Company, and which remained outstanding as of June 30, 2025. The Public Warrants have an exercise price of $5,750 per share, subject to adjustments, and will expire five years from the Merger Closing Date. The exercise price and number of shares of Class A Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation.

The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A Common Stock underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration, or a valid exemption from registration is available. No Public Warrant will be exercisable and the Company will not be obligated to issue a share of Class A Common Stock upon exercise of a Public Warrant unless the shares of Class A Common Stock issuable upon such Public Warrant exercise has been registered, qualified, or deemed to be exempt under the securities laws of the state of of the registered holder of the Public Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Public Warrant, the holder of such Public Warrant will not be entitled to exercise such Public Warrant and such Public Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Public Warrant. The Resale Registration statement went effective on February 14, 2024. As the Resale Registration Statement was declared effective within the contractual 60-day term upon closing of the Merger, no "cashless basis" exercises were triggered during the period ended June 30, 2025.

Redemption of Public Warrants When the price per Share of Class A Common Stock Equals or Exceeds $9,000

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•
in whole and not in part;
•
at a price of $5.00 per Warrant;
•
upon a minimum of 30 days' prior written notice of redemption (the "30-day redemption period"); and
•
if, and only if, the closing price per share of Class A Common Stock equals or exceeds $9,000 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant as described under the heading “- Warrants—Public Stockholder Warrants—Anti-dilution Adjustments”) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the Public Warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants, each warrant holder will be entitled to exercise his, her or its Public Warrant prior to the scheduled redemption date. However, the price per share of Class A Common Stock may fall below the $9,000 redemption trigger price (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant as described under the heading “-Warrants—Public Stockholder Warrants—Anti-dilution Adjustments”) as well as the $5,750 (for whole shares) Public Warrant exercise price after the redemption notice is issued.

No fractional shares of Class A Common Stock will be issued upon exercise. If, upon exercise, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of shares of Class A Common Stock to be issued to the holder.

GEM Financing Arrangement

In association with the GEM Letter, see Note 13 - Debt for further details, at Closing, the GEM Warrant automatically became an obligation of the Company, and on December 15, 2023, the Company issued the GEM Warrant granting GEM the right to purchase 1,657 shares at an exercise price of $3,245 per share. GEM may exercise the GEM Warrant at any time and from time to time until December 14, 2026. The terms of the GEM Warrant provide that the exercise price of the GEM Warrant, and the number of shares of Class A Common Stock for which the GEM Warrant may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of New Banzai Common Stock resulting from stock splits, reverse stock splits, consolidations, combinations and reclassifications. Additionally, the GEM Warrant contains weighted average anti-dilution provisions that provide that if the Company issues shares of Common Stock, or securities convertible into or exercisable or exchange for, shares of Common Stock at a price per share that is less than 90% of the exercise price then in effect or without consideration, then the exercise price of the GEM Warrant upon each such issuance will be adjusted to the price equal to 105% of the consideration per share paid for such Common Stock or other securities. In the event of a Change of Control, if the Surviving Corporation does not have registered class of equity securities and common shares listed on a U.S. national securities exchange, then the Holder is entitled to receive one percent of the total consideration received by the Company’s stockholders and the GEM Warrants will expire upon payment. Upon the closing of the OpenReel Merger, the exercise price of the GEM Warrants were adjusted to the price equal to 105% of the consideration per share paid which resulted in a strike price of $18.30. The effect of the change in strike price feature being triggered resulted in a change of value of approximately $15,000 which is recorded in the statement of operations line change in fair value of warrant liability.

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

The measurement of fair value was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, exercise price, term, volatility, risk-free rate, probability of dilutive term of three years, and expected time to conversion). As of June 30, 2025 and December 31, 2024, the fair value of the Warrants, as determined by the Monte Carlo simulation option pricing model, were $3,000 and $15,000, respectively.

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

Private Placement Offering Warrants

On June 27, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor, 3i, LP (the “Buyer”) for the issuance and sale in a private placement (the “Private Placement Offering”) of senior secured convertible notes of the Company, in the aggregate original principal amount of $11,000,000 (the “Private Placement Convertible Notes”) which Notes shall be convertible into shares of the Company's Class A Common Stock, par value $0.0001 (the shares of Common Stock issuable pursuant to the terms of the Notes, including, without limitation, upon conversion or otherwise, collectively, the “Conversion Shares”), in accordance with the terms of the Notes. The Buyer purchased (i) a Note in the aggregate original principal amount of $11,000,000 and (ii) a warrant to initially acquire up to 67,124 shares of Common Stock (the “Buyer Warrants”) (as exercised, collectively, the “Warrant Shares”). In connection with the Offering, the Company has also entered into a letter agreement dated April 30, 2025 (the “Letter Agreement”) with Rodman & Renshaw LLC as the exclusive financial advisor (the “Financial Advisor”) pursuant to which the Company has agreed to issue financial advisor warrants to purchase up to an aggregate of 21,212 shares of Common Stock

(the “Financial Advisor Warrants”, together with the Buyer Warrants, the “Private Placement Warrants”). The Private Placement Offering closed on June 30, 2025.

The Buyer Warrants are to purchase up to 67,124 shares of Common Stock, at an exercise price of $6.60 per share. The Buyer Warrants are exercisable immediately upon issuance and have a term of exercise equal to three (3) years from the date of issuance.

Rodman & Renshaw LLC (“Rodman”) acted as the Company’s exclusive financial advisor in connection with the Offering, pursuant to that certain Letter Agreement, dated as of April 30, 2025, as amended, between the Company and Rodman. Pursuant to the Letter Agreement, the Company paid Rodman (i) a total cash fee equal to 7% of the aggregate gross proceeds of the Offering (inclusive of the gross proceeds to be received from the exercise of any Buyer Warrants), (ii) a management fee of 1.0% of the aggregate gross proceeds of the Offering (inclusive of the gross proceeds to be received from the exercise of any Buyer Warrants), and (iii) a non-accountable expense allowance of $75,000. In addition, the Company issued to Rodman or its designees the Financial Advisor Warrants to purchase up to an aggregate of 21,212 shares of Common Stock at an exercise price equal to $8.25 per share, which represents 125% of the Offering price. The Financial Advisor Warrants have substantially the same terms as the Buyer Warrants, are exercisable immediately upon issuance and have a term of exercise equal to five (5) years from the date of issuance.

A holder of the Warrants may not exercise any portion of such holder’s Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. In the event of a Change of Control, holders of the Warrants will have the right to receive the Black Scholes Value of their Warrants calculated pursuant to a formula set forth in the Warrants, payable in cash.

In association with the Private Placement Convertible Notes, see Note 13 - Debt for further details, at Closing, the Private Placement Warrants automatically became an obligation of the Company. Holders of the Private Placement Warrants may exercise the Private Placement Warrants at any time and from time to time until June 30, 2028 and June 30, 2030, respectively. The terms of the Private Placement Warrants provide that the exercise price of the Private Placement Warrants, and the number of shares of Class A Common Stock for which the Private Placement Warrants may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of Banzai Common Stock resulting from stock splits, reverse stock splits, consolidations, combinations, and reclassifications. Additionally, the Private Placement Warrants contain anti-dilution and change in option price or rate of conversion price ("Variable Price") provisions that provide that if the Company issues shares of Common Stock, or securities convertible into or exercisable or exchange for, shares of Common Stock after the Private Placement Offering, at a price per share that varies or may vary with the market price of the shares of Common Stock, including by way of one or more reset(s) to a fixed price, then the Holders of Private Placement Warrants have the right, but not the obligation, at their sole discretion, to elect to substitute the Variable Price for the Exercise Price upon exercise of the Private Placement Warrants.

The Warrants were not considered indexed to the issuer’s stock pursuant to ASC 815, as the holder’s ability to receive in lieu of the Warrant, cash in an amount equal to the Black Scholes Value ("Black Scholes Value") in connection with a Change of Control, adjusts the settlement value based on items outside the Company’s control in violation of the fixed-for-fixed option pricing model. As such, the Company recorded the Warrants as liabilities initially measured at fair value with subsequent changes in fair value recognized in earnings each reporting period.

The measurement of fair value at issuance on June 30, 2025 was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, exercise price, term, volatility, risk-free rate, and term of three to five years). As of June 30, 2025 and December 31, 2024, the fair value of the Private Placement Warrants, as determined by the Monte Carlo simulation option pricing model, were $361,000 and $0, respectively.

The following table sets forth a summary of the inputs to the Monte Carlo Simulation for the Private Placement Warrant liability which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

Key Inputs	June 30, 2025

Stock price	$5.89
Contractual term (years)	3.0 - 5.0
Risk-free rate	3.7 - 3.8%
Volatility(1)	94.0% - 119.0%
Exercise Price	$6.60-$8.25
Dividend yield	0.00%

15. Commitments and Contingencies

Leases

The Company has operating leases for its real estate across multiple states. The operating leases have remaining lease terms of approximately 2.33 years as of June 30, 2025 and consist primarily of office space.

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

The components of lease expense for the three months ended June 30, 2025 and 2024 , are as follows:

	For the Three Months Ended June 30,
Components of lease expense:	2025	2024
Operating lease cost	$7,332	$46,140
Sublease income	-	(52,542)
Total lease (income) cost	$7,332	$(6,402)

The components of lease expense for the six months ended June 30, 2025 and 2024, are as follows:

	For the Six Months Ended June 30,
Components of lease expense:	2025	2024
Operating lease cost	$14,664	$93,384
Sublease income	—	(105,084)
Total lease (income) cost	$14,664	$(11,700)

Supplemental cash flow information related to leases are as follows:

	For the Six Months Ended June 30,
Supplemental cash flow information:	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Non-cash lease expense (operating cash flow)	$11,464	$87,579
Change in lease liabilities (operating cash flow)	(11,041)	(152,335)

Supplemental balance sheet information related to leases was as follows:

Operating leases:	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$61,101	$72,565
Operating lease liability, current	24,250	22,731
Operating lease liability, non-current	37,414	49,974
Total operating lease liabilities	$61,664	$72,705

Weighted-average remaining lease term:	June 30, 2025	December 31, 2024
Operating leases (in years)	2.33	2.83

Weighted-average discount rate:	June 30, 2025	December 31, 2024
Operating leases	9.40%	9.40%

Future minimum lease payments under non-cancellable lease as of June 30, 2025, are as follows:

Maturities of lease liabilities:
Year Ending December 31,
Remainder of 2025	$14,375
2026	29,466
2027	25,167
2028	—
2029 and thereafter	—
Total undiscounted cash flows	69,008
Less discounting	(7,344)
Present value of lease liabilities	$61,664

Investor Relations Consulting Agreement with MZHCI, LLC

On August 26, 2024, the Company entered into an Investor Relations Consulting Agreement (the “Consulting Agreement”) with MZHCI, LLC, a MZ Group Company (“MZHCI”), pursuant to which the Company agreed to issue 2,400 restricted shares, partially in exchange for the various investor relations services outlined in the Consulting Agreement. The Company will also pay MZHCI $12,500 per month for their investor relations services with an annual 5% cost of living adjustment. This agreement becomes effective upon the execution of the Consulting Agreement and shall remain effective for a period of six (6) months, unless terminated earlier. The Consulting Agreement shall automatically renew every six (6) months thereafter unless either party delivers to the other sixty (60) days written notice of termination prior to the end of the then-current term. On September 9, 2024, the Company issued 24,000 shares to MZHCI. The shares are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and were issued as restricted stock with an appropriate restrictive legend.

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

Repayment Agreement with Perkins Coie LLP

On September 9, 2024, the Company entered into a Repayment Agreement (the “Perkins Repayment Agreement”) where the Company agreed to issue $1,385,000 worth of shares, which the Company shall register no fewer than 46,000 shares, subject to adjustment, in a registration statement on Form S-1 within 60 days of entering into the Perkins Repayment Agreement, and will use reasonable best efforts to ensure the Registration Statement becomes effective promptly and remains effective until all shares issued under the Perkins Repayment Agreement are sold. The Company’s registration statement on Form S-1 was filed with the SEC on October 16, 2024 and became effective on November 6, 2024. As of December 31, 2024, the Company had issued 60,000 shares to Perkins to settle part of the outstanding liability balance. The remaining unpaid fee balance of $465,393 to be paid with the issuance of additional shares has not yet been made as of the date of filing of these condensed consolidated financial statements and is included in Accounts Payable on the condensed consolidated balance sheet. Effective as of August 8, 2025, 130,000 class A common shares were registered with the Securities and Exchange Commission to satisfy the remaining unpaid fee balance.

Repayment Agreement with Cooley LLP

On September 19, 2024 the Company entered into a Repayment Agreement with Cooley LLP (“Cooley”) for previously provided legal services (the “Cooley Repayment Agreement”). Under the Cooley Repayment Agreement, the Company’s outstanding fees have been lowered from $1,523,029 to $400,000 (the “Cooley Unpaid Fee”) in exchange for 11 monthly installments of $36,300, with the first payment to be made on October 1, 2024. If payments are not made in accordance with the Repayment Agreement, Cooley retains the right to seek to collect the entire original outstanding fee balance. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated. The Company made all required payments as of June 30, 2025 and accordingly recognized a gain on settlement of approximately $1.1 million, recognized within Gain on extinguishment of liabilities on the condensed consolidated statement of operations, for the six months ended June 30, 2025.

Settlement Letter with CohnReznick LLP

On September 19, 2024, the Company entered into a Settlement Letter with CohnReznick LLP (“CohnReznick”) regarding the Company’s unpaid balance totaling $817,400 for services rendered in connection with the 7GC business combination with the Company (the “Settlement Letter”). Under the Settlement Letter, the Company and CohnReznick agreed to settle the total unpaid balance due, upon CohnReznick’s receipt of $450,000 (the “Settlement Amount”), which will be paid in 15 equal monthly installments of $30,000. In consideration of the Settlement Letter, CohnReznick has agreed to not to pursue collection efforts now or at any time in the future, except as otherwise provided in the Settlement Letter. If payments are not made in accordance with the Settlement Letter, the unpaid portion of the total unpaid balance will immediately become due and payable. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated. The remaining unpaid balance of $607,400 is included in Accrued expenses and other current liabilities on the condensed consolidated balance sheet as of June 30, 2025.

Repayment Agreement with Sidley Austin LLP

On September 19, 2024, the Company entered into a Repayment Agreement with Sidley Austin LLP (“Sidley”) for previously provided legal services (the “Sidley Repayment Agreement”). Under the Sidley Repayment Agreement, the Company’s outstanding fees have been lowered from $4,815,979 to $1,605,326 (the “Sidley Unpaid Fee”). Under the Sidley Repayment Agreement, the Company agrees to 12 monthly payments that Sidley applies to the balance of the Sidley Unpaid Fee on a 2 for 1 basis, such that for every one dollar ($1.00) paid by Company, Sidley shall reduce the Sidley Unpaid Fee Amount by an additional two dollars ($2.00). If payments are not made in accordance with the Sidley Repayment Agreement, the shortfall shall accrue interest at a rate of 12% per annum, compounded daily, until such payment is made. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated. The Company made all required payments as of June 30, 2025 and accordingly recognized a gain on settlement of approximately $3.2 million, recognized within Gain on extinguishment of liabilities on the condensed consolidated statement of operations, for the six months ended June 30, 2025.

Repayment Agreement with Donnelley Financial LLC

On September 13, 2024, the Company entered into a Repayment Agreement with Donnelley Financial LLC (“Donnelley”) for previously provided services (the “Donnelley Repayment Agreement”). Under the Donnelley Repayment Agreement, the Company’s outstanding fees have been lowered from $1,072,148 to $357,025 (the “Donnelley Unpaid Fee”). The Donnelley Unpaid Fee will be paid in 12 monthly installments, with the first monthly payment of $45,000 due on October 1, 2024; the remaining 11 payments shall each be in the amount of $28,366. Under the Donnelly Repayment Agreement, the original outstanding fee balance shall become immediately due and payable upon the occurrence of certain events, including failure to make a payment of the Donnelly Unpaid Fee when due and failure to pay for any additional services. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated. The remaining unpaid balance of $141,829 is included in Accrued expenses and other current liabilities on the condensed consolidated balance sheet as of June 30, 2025.

Repayment Agreement with Verista Partners, Inc.

On August 26, 2024, the Company entered into a Repayment Agreement with Verista Partners, Inc. aka Winterberry Group, (“Verista” or “Winterberry”) for previously provided services (the “Verista Repayment Agreement”). Under the Verista Repayment Agreement, the Company’s outstanding fees are $196,666 (the “Verista Unpaid Fee”). The Company and Verista have agreed that the Verista Unpaid Fee will be repaid with $66,666 worth of shares of the Company, and $130,000 in 16 equal cash installment payments of $8,125, beginning on October 1, 2024, and on the first day of each month thereafter through January 1, 2026. As of June 30, 2025, the Company had issued 3,000 shares and made aggregate installment payments of $78,437 to Verista. The remaining unpaid balance of $64,691 is included in Accounts Payable on the condensed consolidated balance sheet as of June 30, 2025.

Payment to Act-On

The Company previously announced its entry into an Agreement and Plan of Merger, dated January 22, 2025, with Act-On Software, Inc., a Delaware corporation (“Act-On”), and Banzai Passage Inc., a Delaware corporation and wholly owned subsidiary of Banzai. Although the Company worked diligently to complete all closing conditions of the Plan of Merger, due to current market conditions, on

June 6, 2025, Act-On served Banzai with a notice of termination to terminate the Merger Agreement and any related agreements (collectively, the “Transaction Documents”). As per the Transaction Documents, within five calendar days, the Company was required to pay certain termination fees including $500,000 in liquidated damages to cover certain transaction expenses that Act-On incurred in connection with the merger contemplated by the Merger Agreement and $882,030 in additional interest and extension fees associated with one of Act-On’s outstanding debts that the Company had intended to payoff in connection with the merger contemplated by the Merger Agreement. As of June 30, 2025, the Company had paid the total amount owed of approximately $1,382,030 to Act-On.

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

There were 2,478,587 shares (2,247,473 Class A Common Stock and 231,114 Class B Common Stock) issued and outstanding at June 30, 2025 and 819,516 shares (588,402 Class A Common Stock and 231,114 Class B Common Stock) issued and outstanding at December 31, 2024.

Preferred Stock

The Company is authorized to issue 75,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of June 30, 2025 and 2024, one and no shares of preferred stock were outstanding, respectively.

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

In connection with the execution of the SEPA, the Company agreed to pay a commitment fee of $500,000 to Yorkville at the earlier of (i) March 14, 2024 or (ii) the termination of the SEPA, which will be payable, at the option of the Company, in cash or shares of Class A common stock through an Advance (the “Deferred Fee”). In March 2024 the Company issued 1,420 Class A common stock as payment for the Deferred Fee.

Pursuant to the terms of the SEPA, at any time that there is a balance outstanding under the Yorkville Promissory Notes or Yorkville Note, Yorkville has the right to receive shares to pay down the principal balance, and may select the timing and delivery of such shares (via an “Investor Notice”), in an amount up to the outstanding principal balance on the Yorkville Promissory Notes at a purchase price equal to the lower of (i) $5,000 per share of Class A common stock (the “Fixed Price”), or (ii) 90% of the lowest daily Volume Weighted Average Price (“VWAP”) of the Class A common stock on Nasdaq during the 10 consecutive Trading Days immediately preceding the Investor Notice date or other date of determination (the “Variable Price”). The Variable Price shall not be lower than $1,000 per share (the “Floor Price”). The Floor Price shall be adjusted (downwards only) to equal 20% of the average VWAP for the five trading days immediately prior to the date of effectiveness of the initial Registration Statement. Notwithstanding the foregoing, the Company may reduce the Floor Price to any amount via written notice to Yorkville, provided that such amount is no more than 75% of the closing price on the Trading Day immediately prior to the time of such reduction and no greater than $1,000 per share of Class A common stock (the “Conversion Price”). At any time that there is a balance outstanding under the Yorkville Promissory Notes, the Company is not permitted to issue Advance Notices under the SEPA unless an Amortization Event has occurred under the terms of the Yorkville Promissory Notes agreement.

During the three and six months ended June 30, 2025, the Company issued Advance Notices to Yorkville pursuant to the SEPA requesting the purchase of shares of the Company’s Class A common stock. The Company elected to issue Advance Notices subject to both the Option 1 Pricing Period (the “Option 1 Advances”) and the Option 2 Pricing Period (the “Option 2 Advances”).

During the six months ended June 30, 2025 the Company requested the purchase of a total of 501,000 shares of the Company’s Class A common stock in connection with the Option 1 Advances, which Yorkville purchased for a total purchase price of approximately $4,257,000. The Company recognized a loss of approximately $221,000 on the sales, which represents the difference between the fair value of the shares issued and the proceeds received from the sales.

During the six months ended June 30, 2025 the Company requested the purchase of a total of 763,680 shares of the Company’s Class A common stock in connection the Option 2 Advances. The issuance of the Advance Notices subject to the Option 2 Pricing Period represents the creation of forward share sales contracts, which were determined to meet the definition of a derivative pursuant to ASC Topic 815, Derivatives and Hedging. As such, upon issuance of the Advance Notices for the Option 2 Advances, the Company recognized derivative liabilities totaling approximately $415,000 in the aggregate, the fair values of which represented the intrinsic value of the requested number of shares of Class A common stock on the Advance Notice dates. The Company recognized a loss of approximately $169,000 during the six months ended June 30, 2025 representing the change in fair value of the derivative liabilities during the period from the Advance Notice dates and the settlement dates of the Option 2 Advances. Upon settlement of the Option 2 Advances, the Company sold an aggregate of 738,630 shares of the Company’s Class A common stock to Yorkville for total proceeds of approximately $8,608,000.

Additionally, during the six months ended June 30, 2025, the Company settled one Advance Notice subject to the Option 2 Pricing Period issued on December 30, 2024, and accordingly sold 30,489 of the Company’s Class A common stock to Yorkville for proceeds of approximately $48,000.

Shares Issued to Hudson

On January 3, 2025, the Company issued 15,000 restricted shares of its Common Stock, with a determined fair value of $232,500, partially in exchange for the business advisory services outlined in the consulting agreement with Hudson Global Ventures, LLC, a Nevada limited liability company ("Hudson"). On April 25, 2025, the Company issued 40,000 restricted shares of its Class A Common Stock to Hudson, in exchange for certain business advisory services as outlined in a consulting agreement with Hudson, executed on April 1, 2025.

Shares Issued to Verista

On August 26, 2024, the Company issued 3,000 shares of its Common Stock, with a determined fair value of $49,800, in partial settlement of amounts owing to Verista. Refer to Note 15 - Commitments and Contingencies for further detail.

Shares Issued for RSU

On March 6, 2025, holders of 33,777 Restricted Stock Units (RSU's), previously granted during the 2024 financial year, exercised those RSU's in exchange for 33,777 shares of Class A Common Stock of the Company. During the three months ended June 30, 2025, holders of 43,674 RSU's exercised those RSU's in exchange for 43,674 shares of Class A Common Stock of the Company.

Shares Issued for Vidello Acquisition

As disclosed above, on January 31, 2025, the Company closed a previously announced merger with Vidello. As part of the consideration paid to the Vidello Shareholders, the Company issued 89,820 shares of Class A Common Stock, with a determined fair value of $1,661,677. Refer to Note 4 - Acquisition of Vidello for further detail.

Shares Issued for prefunded warrant exercise

On April 21, 2025, the Company issued 104,882 shares of Class A Common Stock to Alco, resulting from the exercise by Alco of prefunded warrants purchased during September 2024.

Shares Issued for private placement

In May 2025, the Company entered into a private placement agreement with certain investors to sell 31,884 shares of Class A common stock at $6.90 per share and 32,352 prefunded warrants (the "May 2025 Prefunded Warrants") at $3.40 per warrant. The May 2025 Prefunded Warrants were immediately exercised, resulting in the issuance of 32,352 shares of Class A common stock. The Company collected in aggregate $330,000 of gross proceeds from this private placement.

17. Stock-Based Compensation

During 2023, the Company adopted the 2023 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees of the Company and certain designated companies as determined by the Board of Directors, to purchase shares of the Company's Common Stock. The aggregate number of shares of common stock that may be purchased pursuant to the Purchase Plan is equal to 2% of the fully diluted common stock determined at the Close of the Merger Agreement, determined to be 1,144. In addition, the aggregate number of shares of common stock that remain available to be awarded under the Purchase Plan, will automatically increase on January 1 of each year for a period of 10 years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to the lesser of one percent (1%) of the total number of shares of the fully diluted common stock determined as of December 31 of the preceding year, or a number of shares of common stock equal to two hundred percent (200%) of the initial share reserve of 1,144. As of June 30, 2025 and December 31, 2024, 26,039 and 1,156 shares of common stock remain available to be purchased under the Purchase Plan, respectively.

During 2023, the Company adopted the 2023 Equity Incentive Plan (the “Plan”). The Plan permits the granting of incentive stock options, nonstatutory stock options, SARs, restricted stock awards, RSU awards, performance awards, and other awards. to employees, directors, and consultants. The aggregate number of shares of common stock that may be issued will not exceed approximately 12.5% of the fully diluted common stock determined at the Close of the Merger, determined to be approximately 7,152. In addition, the aggregate number of shares of common stock that remain available to be awarded under the Plan, will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to 5% of the total number of shares of the fully diluted common stock determined as of the day prior to such increase. As of June 30, 2025 and December 31, 2024, 695,748 and 232 stock options remain available to be awarded under the Plan, respectively.

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

The following table summarizes assumptions used to compute the fair value of options granted:

	June 30, 2025	June 30, 2024
Stock price	$14-5,990	$145 - 305
Exercise price	$14-5,990	$145 - 2,500
Expected volatility	110.95%	75.00 - 85.00%
Expected term (in years)	10	5.75 - 10.00
Risk-free interest rate	4.45%	4.20 - 4.50%

A summary of stock option activity under the Plan is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2024	2,566	$1,618.30	8.52	$—
Granted	10,000	210.45	9.37	—
Forfeited	(24)	1,888.29	—	—
Outstanding at June 30, 2025	12,542	$341.57	9.16	—
Exercisable at June 30, 2025	1,146	$1,646.28	7.01	$—

In connection with issuances under the Plan, the Company recorded stock-based compensation expense related to stock options of $50,052 and $37,311, which is included in general and administrative expense for the six months ended June 30, 2025 and 2024, respectively. The weighted-average grant-date fair value per option granted during the six months ended June 30, 2025 and 2024 was $12 and $85, respectively. As of June 30, 2025 and 2024, $270,624 and $1,262,655 of unrecognized compensation expense related to non-vested awards is expected to be recognized over the weighted average period of 9.37 and 3.8 years, respectively. The aggregate intrinsic value is calculated as the difference between the fair value of the Company’s stock price and the exercise price of the options.

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

A summary of the activity with respect to, and status of, RSUs during the six months ended June 30, 2025 is presented below:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	34,078	$17.40
Granted	260,475	12.05
Exercised	(77,452)	14.31
Forfeited	(706)	15.39
Outstanding at June 30, 2025	216,396	$13.05

For the six months ended June 30, 2025 and June 30, 2024, the Company recorded stock-based compensation expense related to RSUs of $1,042,639 and $208,178, respectively, which is included in general and administrative expense. As of June 30, 2025 and 2024, unrecognized compensation cost related to the grant of RSUs was $2,335,545 and $263,144, respectively. Unvested outstanding RSUs as of June 30, 2025 and 2024 had a weighted average remaining vesting period of 1.96 and 1.3 years, respectively.

18. Income Taxes

The Company estimates an annual effective tax rate of 0% in relation to its US operations for the year ended December 31, 2025. The worldwide effective tax rate for the three months ended June 30, 2025 is 2.88%. The effective tax rate is due to the Company’s operations in England and Wales derived by the Vidello Merger. The Vidello operations in England and Wales are subject to a statutory corporate tax rate of 25%. For the three months ended June 30, 2025, the Company is not using an estimated annual effective tax rate methodology in relation to the Vidello operations. Due to the Company’s history of net losses from historical operations in the US, there is no income tax benefit being recorded in relation to the Company’s pre-tax book loss in the US taxing jurisdiction. Therefore, no US federal or state income taxes are expected, and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At June 30, 2025, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

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

The tables below present information about reported segments for the three and six months ending June 30, 2025:

Three months ended June 30, 2025
	Banzai Operating	OpenReel	Vidello	Total Consolidated
Revenue	$1,146,546	$1,386,938	$728,766	$3,262,250
Cost of revenue	368,473	77,694	108,348	554,515
Gross profit	778,073	1,309,244	620,418	2,707,735

Expenses
People	1,666,047	40	-	1,666,087
Marketing and advertising	454,754	18,377	103,059	576,190
Technology	254,213	551,381	27,377	832,971
Other segment expenses[1]	1,027,031	26,906	73,022	1,126,959
Total expenses	3,402,045	596,704	203,458	4,202,207
Adjusted EBITDA	(2,623,972)	712,540	416,960	(1,494,472)
Transaction, PubCo. Expenses and Stock-based compensation	2,891,939	18,657	—	2,910,596
EBITDA	$(5,515,911)	$693,883	$416,960	$(4,405,068)

Six months ended June 30, 2025
	Banzai Operating	OpenReel	Vidello	Total Consolidated
Revenue	$2,306,292	$2,828,481	$1,506,560	$6,641,333
Cost of revenue	745,071	152,502	262,941	1,160,514
Gross profit	1,561,221	2,675,979	1,243,619	5,480,819

Expenses
People	3,869,793	89,888	-	3,959,681
Marketing and advertising	1,249,850	57,494	278,351	1,585,695
Technology	530,621	1,070,261	51,573	1,652,455
Other segment expenses[1]	1,696,159	47,034	262,536	2,005,729
Total expenses	7,346,423	1,264,677	592,460	9,203,560
Adjusted EBITDA	(5,785,202)	1,411,302	651,159	(3,722,741)
Transaction, PubCo. Expenses and Stock-based compensation	5,021,849	320,482	—	5,342,331
EBITDA	$(10,807,051)	$1,090,820	$651,159	$(9,065,072)

1 Other segment expenses for each reportable segment includes travel and entertainment expenses, professional expenses other than those included in transaction and PubCo. expenses, insurance expenses, and expenses related to licenses.

The tables below present information about reported segments for the three and six months ending June 30, 2024:

Three months ended June 30, 2024
	Banzai Operating	OpenReel[1]	Vidello[1]	Total Consolidated
Revenue	$1,068,197	$—	$—	$1,068,197
Cost of revenue	330,008	—	—	330,008
Gross profit	738,189	—	—	738,189

Expenses
People	1,323,758	—	—	1,323,758
Marketing and advertising	561,008	—	—	561,008
Technology	221,638	—	—	221,638
Other segment expenses[2]	114,003	—	—	114,003
Total expenses	2,220,407	—	—	2,220,407
Adjusted EBITDA	(1,482,218)	—	—	(1,482,218)
Transaction, PubCo. Expenses and Stock-based compensation	1,888,827	—	—	1,888,827
EBITDA	$(3,371,045)	$—	$—	$(3,371,045)

Six months ended June 30, 2024
	Banzai Operating	OpenReel[1]	Vidello[1]	Total Consolidated
Revenue	$2,147,669	$—	$—	$2,147,669
Cost of revenue	711,388	—	—	711,388
Gross profit	1,436,281	—	—	1,436,281

Expenses
People	2,576,425	—	—	2,576,425
Marketing and advertising	929,746	—	—	929,746
Technology	430,425	—	—	430,425
Other segment expenses[2]	991,631	—	—	991,631
Total expenses	4,928,227	—	—	4,928,227
Adjusted EBITDA	(3,491,946)	—	—	(3,491,946)
Transaction, PubCo. Expenses and Stock-based compensation	3,279,795	—	—	3,279,795
EBITDA	$(6,771,741)	$—	$—	$(6,771,741)

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

A reconciliation between EBITDA by reportable segment to consolidated net loss before income taxes for the three months ended June 30, 2025, and 2024, is as follows:

	June 30, 2025	June 30, 2024
EBITDA by segment
Banzai Operating Co.	$(5,515,911)	(3,371,045)
OpenReel	693,883	—
Vidello	416,960	—
Total	(4,405,068)	(3,371,045)

Reconciliation to loss before income taxes:
Changes in fair value of financial instruments	223,503	(350,000)
Interest expense	—	396,019
Interest expense – related party	536,639	385,474
Gain (loss) on extinguishment of liabilities, net	(145,221)	—
Loss on debt issuance	169,200	—
Loss on Private Placement Issuance	1,190,000	—
GEM settlement fee expense	—	—
Loss on Yorkville SEPA advances	362,613	—
Yorkville prepayment premium expense	—	80,760
Loss on Yorkville SEPA advances	—	—
Depreciation and amortization	300,546	1,261
Other income, net	1,335,377	64,145
Loss before income taxes	$(8,377,725)	$(3,948,704)

A reconciliation between EBITDA by reportable segment to consolidated net loss before income taxes for the six months ended June 30, 2025, and 2024, is as follows:

	June 30, 2025	June 30, 2024
EBITDA by segment
Banzai Operating Co.	$(10,807,051)	$(6,771,741)
OpenReel	1,090,820	—
Vidello	651,159	—
Total	(9,065,072)	(6,771,741)

Reconciliation to loss before income taxes:
Changes in fair value of financial instruments	568,095	(329,000)
Interest income	(2)	(10)
Interest expense	—	847,418
Interest expense – related party	895,020	962,987
Gain (loss) on extinguishment of liabilities, net	(2,718,732)	(527,980)
Loss on debt issuance	443,000	171,000
Loss on Private Placement Issuance	1,190,000	—
GEM settlement fee expense	—	200,000
Loss on Yorkville SEPA advances	747,137	—
Yorkville prepayment premium expense	—	80,760
Depreciation and amortization	547,237	2,825
Other income, net	1,210,846	60,027
Loss before income taxes	$(11,947,673)	$(8,239,768)

Disaggregation of Revenue

The following table presents the Company's percentage of revenue generated by SaaS product for the three months ended June 30, 2025, and 2024:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
Revenue %	2025	2024	2025	2024
Reach	2.7%	3.4%	1.7%	2.0%
Demio	32.4%	96.1%	27.0%	97.4%
OpenReel	42.5%	0.0%	35.8%	0.0%
Vidello	22.4%	0.0%	35.5%	0.0%
Other	0.0%	0.5%	0.0%	0.6%
Total	100.0%	100.0%	100.0%	100.0%

For disaggregation of revenue by geographic area, refer to Note 6.

20. Subsequent Events

CFO Appointment

On July 2, 2025, Mr. Dean Ditto was appointed to serve as Banzai International, Inc.’s (the “Company”) Chief Financial Officer, effective immediately. Mr. Ditto replaces Interim Chief Financial Officer, Alvin Yip. There are no family relationships between Mr. Ditto and any of the Company’s directors or other executive officers. There is no arrangement or understanding between Mr. Ditto and any other person pursuant to which Mr. Ditto was selected as Chief Financial Officer. There have been no transactions involving Mr. Ditto that would be required to be disclosed by Item 404(a) of Regulation S-K.

1800 Diagonal Note Conversions

On July 22, 2025, the Company received a notice of conversion from 1800 Diagonal electing to convert $53,664 outstanding of the December 1800 Diagonal Note pursuant to the terms of the December 1800 Diagonal Note, issuing 19,986 shares of Class A Common Stock at a conversion price of $2.685.

On July 23, 2025, the Company received a notice of conversion from 1800 Diagonal electing to convert $18,888 outstanding of the September 1800 Diagonal Note pursuant to the terms of the September 1800 Diagonal Note, issuing 7,034 shares of Class A Common Stock at a conversion price of $2.685.

On August 11, 2025, the Company received a notice of conversion from 1800 Diagonal electing to convert $71,052 outstanding of the February 1800 Diagonal Note pursuant to the terms of the February 1800 Diagonal Note, issuing 32,780 shares of Class A Common Stock at a conversion price of $2.167.

July 1800 Diagonal Note

On July 23, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal, in connection with the issuance of a convertible promissory note, in the aggregate principal amount of $295,550. The maturity date of the note is May 30, 2026. The note was issued with an approximately thirteen percent (13%) original issue discount and bears interest at an annual rate of twelve percent (12%).

The Company shall repay the note in installments, beginning on January 30, 2026, and continuing monthly through May 30, 2026 (each, an "Installment Date") in an amount equal to the sum of (i) $165,508 of principal in respect to the first Installment Date, and $41,377 in respect of each following monthly Installment Date, respectively (or the outstanding principal if less than such amount).

The Note is convertible into shares of the Company's Class A Common Stock, par value $0.0001 per share (the "Class A Common Stock") at a conversion price equal to 75% of the Market Price (as defined within the agreement), but only on an event of default.

Yorkville Advanced Notice Settlements

Between July 1, 2025 and August 7, 2025, the Company settled Advance Notices received subsequent to June 30, 2025, by selling an aggregate of 880,000 shares of Class A Common Stock to Yorkville for an aggregate total purchase price of approximately $3,102,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those more fully described in this report and those more fully described elsewhere in this report and in the "Risk Factors" section of our annual report on form 10-K.

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

Banzai was founded in 2015. The first product Banzai launched was Reach, a SaaS and managed services offering designed to increase registration and attendance of marketing events, followed by the acquisition of Demio, a SaaS solution for webinars designed for marketing, sales, and customer success teams, in 2021 and the launch of Boost, a SaaS solution for social sharing designed to increase attendance for Demio-hosted events by enabling easy social sharing by event registrants, in 2023. Our customer base included over 4,590 customers as of June 30, 2025, and comes from a variety of industries, including (among others) healthcare, financial services, e-commerce, technology and media, in over 90 countries. Our customers range in size from solo entrepreneurs and small businesses to Fortune 500 companies. No single customer represents more than 10% of our revenue. Since 2021, we have focused on increasing mid-market and enterprise customers for Demio. Progress towards this is reflected in our increase in multi-host Demio customers from 14 on January 1, 2021 to 89 on June 30, 2025.

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

Banzai generated revenue of approximately $6.6 million and $2.1 million during the six months ended June 30, 2025 and 2024, respectively. Banzai has incurred significant net losses since inception, including net losses of approximately $11.4 million and $8.2 million for the six months ended June 30, 2025 and 2024, respectively. Banzai had an accumulated deficit of $89.7 million and $78.3 million as of June 30, 2025 and December 31, 2024, respectively.

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

At the effective time of the Merger (the “Effective Time”), each share of capital stock of OpenReel issued and outstanding immediately prior to the Effective Time (other than shares as to which dissenter’s rights have been properly exercised and certain other excluded shares) was converted into the right to receive our Common Stock, and pre-funded warrants, each exercisable for one (1) share of Banzai Common Stock at an exercise price of US $0.0001 (the “Pre-Funded Warrants”) issued in lieu thereof, in an amount equal to the quotient of $19,600,000 divided by the Conversion Price (as defined in the OR Merger Agreement) (the “Merger Consideration”).

The Merger Consideration consisted of an aggregate of 93,055 shares of Banzai Common Stock and 1,176,950 Pre-Funded Warrants. The shares of Banzai Common Stock and Pre-Funded Warrants issued by Banzai to the OpenReel Stockholders pursuant to the OR Merger Agreement were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

Vidello Acquisition

On January 31, 2025, the Company closed on the Vidello Limited acquisition, a private limited company registered in England and Wales for approximately $2.7 million in cash ($2,500,000 are withheld for indemnification expenses and other holdback provisions in accordance with the Acquisition Agreement, the “Cash Consideration”) and 89,820 shares of Banzai Class A common stock, pursuant to an Acquisition Agreement (the “Acquisition Agreement”), dated December 19, 2024, by and among the Company, Vidello, and certain shareholders of Vidello (the “Vidello Shareholders”). Vidello Shareholders transferred all the outstanding shares of Vidello to the Company, therefore, Vidello became a direct and wholly owned subsidiary of the Company. The Share Consideration to the Vidello Shareholders pursuant to the Acquisition Agreement were issued in reliance upon the exemption from registration provided by Regulation D as promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Vidello provides a suite of products for 3D video creation, royalty free music, and video marketing, with over $6.5 million in TTM revenue, $2 million in TTM EBITDA, which results are expected to reduce the combined company in operating losses to approximately $1.3 million per year.

Act On

The Company entered into that certain Agreement and Plan of Merger (the “AO Merger Agreement”), dated January 22, 2025, with Act-On Software, Inc., a Delaware corporation (“Act-On”), and Banzai Passage Inc., a Delaware corporation and wholly owned subsidiary of Banzai (“Merger Sub”). Although the Company worked diligently to complete all closing conditions of the AO Merger Agreement, due to then-current market conditions, on June 6, 2025, Act-On served the Company with a notice of termination to terminate the Merger Agreement and any related agreements (collectively, the “AO Transaction Documents”). As per the AO Transaction Documents, the Company was required to pay certain termination fees including $500,000 in liquidated damages to cover certain transaction expenses Act-On incurred in connection with the merger contemplated by the AO Merger Agreement and $882,029.82 in additional interest and extension fees associated with one of Act-On’s outstanding debts that the Company was going to payoff in connection with the merger contemplated by the AO Merger Agreement. Accordingly, the Company had paid the total amount owed of approximately $1,382,030 to Act-On.

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

On June 27, 2025, the stockholders of the Company collectively approved an amendment to the Company’s Certificate of Incorporation, as amended and restated, to effect a reverse stock split (the “2025 Reverse Stock Split”) of the Company’s Class A Common Stock and Class B Common Stock at a ratio of 1-for-10 effective on July 8, 2025.

Nasdaq Listing

The Company had a hearing before the Nasdaq Hearings Panel (the "Panel") on September 19, 2024 regarding the Company’s noncompliance with certain Nasdaq listing rules. On September 26, 2024, Nasdaq provided the Company with its determination to phase the Company down from the Nasdaq Global Market to the Nasdaq Capital Market (the "Exchange") and grant the Company an extension until January 31, 2025 to demonstrate compliance with Nasdaq's listing rules, so long as the company applies to list on the Nasdaq Capital Market on or before October 7, 2024 and demonstrates compliance with Listing Rules 5550(a)(2), 5550(a)(5) and 5550(b)(1) on or before January 31, 2024. On February 12, 2025, the Company received a letter from the Nasdaq Stock Market LLC, Office of the General Counsel stating that the Company demonstrated compliance with the requirements for continued listing on the Nasdaq Capital Market and therefore the Company's securities would remain listed thereon.

2025 Financings

The Company may seek to raise additional capital through a private placement leveraging SEPA with the proceeds to support its operation and expansion through acquisition.

Hudson Global Ventures, LLC Consulting Services Agreement

On January 3, 2025, the Company issued 15,000 restricted shares of its Common Stock, partially in exchange for the business advisory services outlined in the Consulting Agreement with Hudson Global Ventures, LLC, a Nevada limited liability company.

CP BF Pre-Funded Warrant Exercise

On January 7, 2025, the Company issued 4 shares of Class A Common Stock for exercise of four (4) pre-funded warrants under the CP BF Pre-Funded Warrant, to CP BF.

Yorkville Advanced Notice Settlements

On January 3, 2025, the Company settled its outstanding obligation to sell shares of Class A Common Stock related to the fourth Advance Notice issued to Yorkville on December 30, 2024 pursuant to the SEPA. After adjustments to the number of shares originally requested pursuant to the terms of the SEPA, the Company settled the Advance Notice by selling a total of 3,049 shares of Class A Common Stock to Yorkville for a total purchase price of approximately $48,000.

Between January 10, 2025 and August 7, 2025, the Company settled the fifth through fifty fourth Advance Notices received subsequent to December 31, 2024, by selling an aggregate of 2,144,680 shares of Class A Common Stock to Yorkville for an aggregate total purchase price of approximately $16,597,000.

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

The Note is convertible into shares of the Company's Class A Common Stock, par value $0.0001 per share (the "Class A Common Stock") at a conversion price of $2.00 per share (the "Conversion Price"). The lender may elect to convert part or all of the outstanding balance of the Note at any time or from time to time after the issuance date. The Company may redeem the outstanding amount at any time, in whole or in part, subject to a 4% premium, provided that (i) the Company provides the lender with at least ten (10) trading days' prior written notice (each, a "Redemption Notice") of its desire to redeem the outstanding amount (an "Optional Redemption"), and (ii) on the date the Redemption Notice is issued, the VWAP of the Class A Common Stock is less than the Conversion Price. As of June 30, 2025 the Note was repaid in full.

Shares of Class A Common Stock issued to Winterberry

On February 4, 2025 the Company issued 3,000 shares to Verista Partners, Inc., aka Winterberry Group, one of its Creditors, in exchange for the cancellation of a portion of the total outstanding debt, in the amount of $16,666, pursuant to the Debt Reorganization.

Bridge Note Issuances to Agile Lending, LLC

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

On June 12, 2025, the Company issued a subordinated secured promissory note (the “June Agile Note”) for an aggregate principal amount of $262,500 and received $250,000 of proceeds, net of administrative agent fees $12,500 to the collateral agent, with a maturity date of December 15, 2025 under the June Note. The June Note bears interest at a rate of 48%, and interest will be calculated on a three hundred and sixty (360) day year based on the actual number of days lapsed, and interest shall accrue on the June Note commencing on and including the effective date pursuant to the June Note Agreement's weekly repayment and amortization schedule.

Bridge Note Issuances to 1800 Diagonal Lending, LLC

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

On April 17, 2025, the Company issued a fifth promissory note (the “April 1800 Diagonal Note”) for an aggregate principal amount of $230,000 and received $192,000 of proceeds, net of an original discount of $30,000 and issuance costs of $8,000 for due diligence and legal fees, with a maturity date of February 15, 2026. The stated interest rate on the April Note is 12% per annum, and interest shall accrue on the April Note commencing on and including the issuance date pursuant to the April Note Agreement's repayment and amortization schedule.

On May 9, 2025, the Company issued a sixth promissory note (the “May 1800 Diagonal Note”) for an aggregate principal amount of $163,300 and received $135,000 of proceeds, net of an original discount of $21,300 and issuance costs of $7,000 for due diligence and legal fees, with a maturity date of February 15, 2026. The stated interest rate on the May Note is 12% per annum, and interest shall accrue on the May Note commencing on and including the issuance date pursuant to the May Note Agreement's repayment and amortization schedule.

Private Placement Offering (3i, LP)

On June 27, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor, 3i, LP (the “Buyer”) for the issuance and sale in a private placement (the “Private Placement Offering”) of senior secured convertible notes of the Company, in the aggregate original principal amount of $11,000,000 (the “Private Placement Convertible Notes”) which Notes shall be convertible into shares of the Company's Class A Common Stock, par value $0.0001 (the shares of Common Stock issuable pursuant to the terms of the Notes, including, without limitation, upon conversion or otherwise, collectively, the “Conversion Shares”), in accordance with the terms of the Notes. The Buyer purchased (i) a Note in the aggregate original principal amount of $11,000,000 and (ii) a warrant to initially acquire up to 67,124 shares of Common Stock (the “Buyer Warrants”) (as exercised, collectively, the “Warrant Shares”). In connection with the Offering, the Company has also entered into a letter agreement dated April 30, 2025 (the “Letter Agreement”) with Rodman & Renshaw LLC as the exclusive financial advisor (the “Financial Advisor”) pursuant to which the Company has agreed to issue financial advisor warrants to purchase up to an aggregate of 21,212 shares of Common Stock (the “Financial Advisor Warrants”, together with the Buyer Warrants, the “Private Placement Warrants”). The Private Placement Offering closed on June 30, 2025 (the “Closing Date”).

The Notes were issued with an original issue discount of 10.0% and accrue interest at a rate of 10.0% per annum. The Notes mature twelve (12) months from the date of issuance, June 30, 2026 (the “Maturity Date”), unless extended pursuant to the terms thereof. The Notes are convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to quotient of the Conversion Amount divided by (y) the Conversion Price (the “Conversion Rate”). At no time may the Buyer hold more than 4.99% (or up to 9.99% at the election of the Buyers pursuant to the Notes) of the outstanding Common Stock. The conversion price of the Note is subject to a floor price of $0.11.

On June 30, 2025, the Company drew $2,200,000 of principal under the allowable aggregate of $11,000,000 pursuant to the Purchase Agreement and received proceeds of $1,725,000, net of original issue discount and issuance fees and costs.

2024 Financings

On May 22, 2024, we priced a “best efforts” public offering for the sale by the Company of an aggregate of 10,456 shares of our Class A common stock, pre-funded warrants exercisable into 17,322 shares of Class A Common Stock (the “May Pre-Funded Warrants”), and common warrants exercisable into 27,778 shares of Class A Common Stock (the “Common Warrants”). The public offering price was $9.00 per aggregate share. The May Pre-Funded Warrants are exercisable immediately, may be exercised at any time until all of the May Pre-Funded Warrants are exercised in full, and have an exercise price of $0.0050. The Common Warrants are exercisable immediately for a term of five years and have an exercise price of $9.00.

A.G.P./Alliance Global Partners (“AGP”) acted as placement agent for the offering, pursuant to a placement agency agreement, dated May 22, 2024, between the Company and AGP (the “Placement Agency Agreement”). Under the Placement Agency Agreement, AGP received a cash fee of $174,939 and warrants (the “Placement Agent Warrants”) to purchase 1,667 shares of our Class A Common Stock at an exercise price per share equal to $10.00. The offering closed on May 28, 2024.

2024 Wainwright Private Financing

On September 24, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor for the issuance and sale in a private placement (the “Private Placement”) of (i) pre-funded warrants (“HCW Pre-Funded Warrants”) to purchase up to 117,647 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $0.001 per share, (ii) Series A warrants (the “Series A Warrants”) to purchase up to 117,647 shares of Common Stock, at an exercise price of $4.00 per share, and (iii) Series B warrants (the “Series B Warrants” and together with the Series A Warrants and the Placement Agent Warrants (defined below), the “Warrants” ) to purchase up to 117,647 shares of Common Stock at an exercise price of $4.00 per share. The Series A Warrants are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance. The Series B Warrants are exercisable immediately upon issuance and have a term of exercise equal to eighteen (18) months from the date of issuance. The combined purchase price per HCW Pre-Funded Warrant and accompanying Warrants was $4.249. The Private Placement closed on September 26, 2024.

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

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the Company’s exclusive placement agent in connection with the Private Placement, pursuant to that certain engagement letter, dated as of September 12, 2024, as amended, between the Company and Wainwright (the “Engagement Letter”). Pursuant to the Engagement Letter, the Company paid Wainwright (i) a total cash fee equal to 7.5% of the aggregate gross proceeds of the Private Placement (inclusive of the gross proceeds to be received from the exercise of any Warrants), (ii) a management fee of 1.0% of the aggregate gross proceeds of the Private Placement (inclusive of the gross proceeds to be received from the exercise of any Warrants), and (iii) a non-accountable expense allowance of $50,000. In addition, the Company issued to Wainwright or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 8,824 shares of Common Stock at an exercise price equal to $5.3125 per share and, if any Warrants are exercised for cash will be obligated to issue to Wainwright additional Placement Agent Warrants equal to 7.5% of the total Warrants exercised, if any. The Placement Agent Warrants have substantially the same terms as the Warrants, are exercisable immediately upon issuance and have a term of exercise equal to five (5) years from the date of issuance.

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

Between January 1, 2024 and December 31, 2024, 11,453 shares of Class A Common Stock had been issued upon conversion of outstanding promissory notes issued to YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP and a cash payment of $750,000 was made in May 2024. The aggregate principal amount was fully satisfied such that there is no remaining balance under the Yorkville Promissory Notes as of December 31, 2024.

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

The following table presents the percentage of Banzai’s revenue for the three and six months ended June 30, 2025 and 2024 as compared to our other SaaS products.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
Revenue %	2025	2024	2025	2024
Reach	2.7%	3.4%	1.7%	2.0%
Demio	32.4%	96.1%	27.0%	97.4%
OpenReel	42.5%	0.0%	35.8%	0.0%
Vidello	22.4%	0.0%	35.5%	0.0%
Other	0.0%	0.5%	0.0%	0.6%
Total	100.0%	100.0%	100.0%	100.0%

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

The following table presents average monthly NRR for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024	2025	2024
Average Monthly NRR	97.3%	95.6%	97.5%	96.1%

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

The following table presents new customer ACV and total average ACV for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024	2025	2024
New Customer ACV	$4,430	$1,417	$10,049	$1,510
Total Average ACV	$5,831	$1,575	$13,885	$1,569

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

The formula for calculating CAC is: CAC = Total Sales & Marketing Cost / Number of Customers Acquired.

The following table presents CAC for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024	2025	2024
Customer Acquisition Cost (CAC)	$1,562	$1,936	$1,844	$1,480

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

The formula for calculating Churn % is: Churn % = [# or $ value of] Deactivations / [# or $ value of] Active Customers (Beginning of period).

The following table presents revenue Churn and new customer (or logo) Churn for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024	2025	2024
Average Monthly Churn - Revenue	3.3%	6.3%	5.1%	6.3%
Average Monthly Churn - Customer (Logo)	4.7%	7.0%	5.4%	7.3%

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

The following table presents MRR, Customer Life, and LTV for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024	2025	2024
MRR (New Customers)	$486	$131	$1,157	$131
Customer Life (months)	30	15.9	19.8	16.2
LTV (New Customers)	$11,080	$1,875	$16,563	$2,040

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

The formula for calculating LTV / CAC ratio is: LTV / CAC for the segment or activity being measured.

The following table presents the LTV / CAC ratio for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024	2025	2024
LTV / CAC Ratio	9.3	1.1	12.4	1.4

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

Results of operations for the three months ended June 30, 2025 and 2024

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Operating income:
Revenue	$6,641	$2,148	$4,493	209.2%
Cost of revenue	1,161	711	450	63.3%
Gross profit	5,480	1,437	4,043	281.4%
Operating expenses:
General and administrative expenses	14,546	8,208	6,338	77.2%
Depreciation expense	547	3	544	nm
Total operating expenses	15,093	8,211	6,882	83.8%
Operating loss	(9,613)	(6,774)	(2,839)	41.9%
Other expenses (income):
GEM settlement fee expense	—	200	(200)	-100.0%
Interest income	—	—	—	nm
Interest expense	—	847	(847)	-100.0%
Interest expense - related party	895	963	(68)	-7.1%
Gain on extinguishment of liabilities	(4,489)	(528)	(3,961)	750.2%
Loss on debt issuance	443	171	272	159.1%
Loss on Private Placement Issuance	837	—	837	nm
Loss on extinguishment of term notes	1,769	—	1,769	nm
Change in fair value of warrant liability	(12)	(562)	550	-97.9%
Change in fair value of warrant liability - related party	2	(345)	347	-100.6%
Change in fair value of bifurcated embedded derivative liabilities - related party	62	—	62	nm
Change in fair value of convertible notes	238	578	(340)	-58.8%
Change in fair value of term notes	316	—	316	nm
Change in fair value of convertible bridge notes	(38)	—	(38)	nm
Yorkville prepayment premium expense	—	81	(81)	-100.0%
Loss on yorkville sepa advances	747	—	747	nm
Other expense (income), net	1,211	60	1,151	nm
Total other expenses (income)	1,981	1,465	516	35.2%
Loss before income taxes	(11,594)	(8,239)		0.0%
Income tax expense	(157)	6	(163)	nm
Net loss	$(11,437)	$(8,245)	$(3,192)	38.7%

The percentage changes included in the tables herein that are not considered meaningful are presented as “nm".

Components of results of operations for the six months ended June 30, 2025 and 2024

Revenue Analysis

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Revenue	$6,641	$2,148	$4,493	209.2%

For the six months ended June 30, 2025, Banzai reported total revenue of approximately $6,641 thousand, representing an increase of approximately $4,493 thousand, or approximately 209.2%, compared to the period ended June 30, 2024. This increase is primarily attributable to the revenue generated by the acquistions of OpenReel and Vidello where OpenReel revenues of approximately $2,828 thousand and Vidello revenues of approximately $1,507 thousand for the six months ended June 30, 2025 and an increase in Reach revenue by approximately $66 thousand.

Cost of Revenue Analysis

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Cost of revenue	$1,161	$711	$450	63.3%

For the six months ended June 30, 2025 and 2024, Banzai’s cost of revenue totaled approximately $1,161 thousand and approximately $711 thousand, respectively. This represents an increase of approximately $450 thousand, or approximately 63.3%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase is due primarily attributable to the additional costs of OpenReel and Vidello products which were approximately $153 thousand and $263 thousand, respectively.

Gross Profit Analysis

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Gross profit	$5,480	$1,437	$4,043	281.4%

For the six months ended June 30, 2025 and 2024, Banzai’s gross profit was approximately $5,480 thousand and approximately $1,437 thousand, respectively. This represents an increase of approximately $4,043 thousand, or approximately 281.4% due to the increase in revenue of approximately $4,493 thousand and increase in cost of revenue of approximately $450 thousand described above.

Operating Expense Analysis

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Total operating expenses	$15,093	$8,211	$6,882	83.8%

Total operating expenses for the six months ended June 30, 2025 and 2024, were approximately $15.1 million and approximately $8.2 million, respectively, an increase of approximately $6.9 million, or 83.8%. This increase was due primarily to the additions of OpenReel and Vidello expenses which were approximately $1.6 million and $0.6 million, respectively. Additionally the increase was due to an overall increase in salaries and related expenses by approximately $0.7 million, marketing expenses by approximately $0.7 million, and costs associated with audit, technical accounting, and legal and other professional services of approximately $1.2 million.

Other Expense Analysis

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Total other expenses (income)	$1,981	$1,465	$516	35.2%

For the six months ended June 30, 2025, Banzai reported total other income of approximately $2.0 million. The change in other expenses (income), net was primarily driven by the following:

•
GEM settlement commitment fee expense of approximately $0.2 million during the six months ended June 30, 2024.
•
Gain on extinguishment of liabilities of approximately $4.5 million recognized during the six months ended June 30, 2025 compared to $0.5 million recognized during the six months ended June 30, 2024.
•
Loss on issuance of debt of approximately $1.3 million during the six months ended June 30, 2025 compared to $0.2 million during the six months ended June 30, 2024.
•
Loss on extinguishment of term notes of approximately $1.8 million during the six months ended June 30, 2025.
•
Change in fair value of warrant liability recorded as a gain (third party & related party) of approximately $0.9 million during the six months ended June 30, 2024.
•
Interest expense (third party and related party) decreased by approximately $0.9 million.
•
Change in fair value of convertible promissory notes recorded as a loss of approximately $0.2 million during the six months ended June 30, 2025 compared to a loss of approximately $0.5 million during the six months ended June 30, 2024.
•
Change in fair value of term notes recorded as a loss of approximately $0.3 million during the six months ended June 30, 2025.
•
Yorkville prepayment premium expense and loss on SEPA advances to Yorkville of approximately $0.7 million during the six months ended June 30, 2025.

Provision for Income Taxes

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Income tax expense	$(157)	$6	$(163)	-2716.7%

For the six months ended June 30, 2025, Banzai’s reported provision for income tax benefit was $157 thousand. Banzai reported a provision for income tax expense for the six months ended June 30, 2024 of $6 thousand.

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

At June 30, 2025, Banzai had no unrecognized tax benefits that would reduce Banzai's effective tax rate if recognized.

Net Loss Analysis

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Net loss	$(11,437)	$(8,245)	$(3,192)	38.7%

For the six months ended June 30, 2025 and 2024, Banzai reported net losses of approximately $11.4 million and approximately $8.2 million, respectively. The increase in net loss is primarily due to an increase in total other expenses (income), net of approximately $0.5 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, in addition to an increase in operating expenses of approximately $6.9 million, and an increase in gross profit of $4.0 million.

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

Adjusted EBITDA Analysis for the six months ended June 30, 2025 and 2024

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Adjusted EBITDA (Loss)	$(3,722)	$(3,492)	$(231)	6.6%

For the six months ended June 30, 2025, Banzai’s Adjusted EBITDA was approximately $3.7 million, reflecting a decrease in the earnings of approximately $0.2 million compared to a loss of approximately $3.5 million for the six months ended June 30, 2024. This period-over-period decrease is primarily attributable to increased gain on extinguishments of liabilities offset by loss on issuance of term notes and increased transaction related expenses.

Net Income/(Loss) to Adjusted EBITDA Reconciliation for the six months ended June 30, 2025 and 2024

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Net loss	$(11,437)	$(8,245)	$(3,192)	38.7%
Depreciation expense	547	3	544	18133.3%
Stock based compensation	667	245	421	171.5%
Interest expense	—	847	(847)	-100.0%
Interest expense - related party	895	963	(68)	-7.1%
Income tax expense	(157)	6	(163)	-2716.7%
GEM commitment fee expense	-	200	(200)	-100.0%
Gain on extinguishment of liabilities	(4,489)	(528)	(3,961)	750.2%
Loss on debt issuance	443	171	272	159.1%
Loss on issuance of term notes	1,769	—	1,769	nm
Loss on Private Placement Issuance	837	—	837	nm
Change in fair value of warrant liability	(12)	(562)	550	-97.9%
Change in fair value of warrant liability - related party	2	(345)	347	-100.6%
Change in fair value of bifurcated embedded derivative liabilities - related party	62	-	62	nm
Change in fair value of convertible notes	238	578	(340)	-58.8%
Change in fair value of term notes	316	—	316	nm
Change in fair value of convertible bridge notes	(38)	—	(38)	nm
Loss on yorkville sepa advances	747	—	747	nm
Other expense, net	1,211	60	1,151	1918.3%
Transaction related expenses*	4,677	3,175	1,502	47.3%
Adjusted EBITDA (Loss)	$(3,722)	$(3,492)	$(231)	6.6%

* Transaction related expenses include

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Professional fees - audit	$498	$370	$128	34.6%
Professional fees - legal	295	1,362	(1,067)	-78.3%
Incremental accounting	686	959	(273)	-28.5%
Market study, M&A support	3,198	484	2,714	560.7%
Transaction related expenses	$4,677	$3,175	$1,502	47.3%

Liquidity and Capital Resources

Going Concern

Since inception, Banzai has financed its operations primarily from the sales of redeemable convertible preferred stock and convertible promissory notes, and proceeds from senior secured loans. As of June 30, 2025, Banzai had cash of approximately $2.3 million.

Banzai has incurred losses since its inception, had a working capital deficit of approximately $26.4 million as of June 30, 2025, and had an accumulated deficit at June 30, 2025 totaling approximately $89.7 million. As of June 30, 2025, Banzai had approximately $4.7 million and approximately $11.1 million aggregate principal amount outstanding on term/promissory notes and convertible notes, respectively. During the six months ended June 30, 2025, Banzai raised additional capital under the SEPA of approximately $9.5 million through the issuance of shares to fund the Company's operations.

Banzai’s intends to seek additional funding through the SEPA arrangement and other equity financings in 2025. If Banzai is unable to raise such funding, Banzai will have to pursue an alternative course of action to seek additional capital through other debt and equity financing. On April 17, 2025 and May 9, 2025, we entered into convertible promissory notes with 1800 Diagonal, in principal amounts of $230,000 and $163,000, respectively. On June 12, 2025, we entered into a promissory note with Agile Lending, LLC in principal amount of $262,500. On June 30, 2025, we entered into a private placement convertible note with 3i, LP in principal amount of $2,200,000.

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

Cash flows for the six months ended June 30, 2025 and 2024

The following table sets forth Banzai’s cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,	Six Months Ended June 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Net loss	$(11,437)	$(8,245)	$(3,192)	38.7%
Adjustments to reconcile net loss to net cash used in operating activities:	2,415	4,433	(2,018)	-45.5%
Net cash used in operating activities	(9,023)	(3,813)	(5,210)	136.6%
Net cash used in investing activities	(2,677)	—	(2,677)	nm
Net cash provided by financing activities	12,867	2,191	10,676	487.3%
Net increase / (decrease) in cash	$1,166	$(1,622)	$2,788	-171.9%

Cash Flows for the six months ended June 30, 2025

Net cash used in operating activities was approximately $9.0 million for the six months ended June 30, 2025. Net cash used in operating activities consists of net loss of approximately $11.4 million, offset by total adjustments of approximately $2.4 million for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily included stock compensation expense of approximately $1.1 million, gain on extinguishment of liability of approximately $4.5 million, loss on issuances of debt of approximately $1.3 million, loss on extinguishment of term notes of approximately $1.8 million, non-cash interest expense of approximately $1.2 million, fair value adjustment of convertible promissory notes of approximately $0.2 million, fair value adjustment of term notes of approximately $0.3 million, consulting expenses paid via share issuance of approximately $0.2 million, depreciation and amortization of intangible assets of approximately $0.5 million and net of change in operating assets and liabilities of approximately $0.3 million.

Net cash used in investing activities was approximately $2.7 million for the six months ended June 30, 2025 and was related to the net cash paid in the acquisition of Vidello.

Net cash provided by financing activities was approximately $12.9 million for the six months ended June 30, 2025, and was primarily related to proceeds from convertible debt financing of approximately $5.3 million, net proceeds from the issuance of term notes of approximately $4.3 million, proceeds from issuance of shares under the SEPA agreement of approximately $13.6 million, repayment of term notes of approximately $5.9 million, partial repayment of convertible notes with a related party of approximately $0.9 million, repayment of Yorkville convertible notes of approximately $3.6 million, and payment of the GEM commitment fee promissory note of approximately $0.2 million.

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

Capital Expenditure Commitments and Financing Requirements

($ in Thousands)	Total	Less than 1 year	1 - 3 Years
Debt principal - 15.5% CP BF convertible notes	$7,389	$—	$7,389
Debt principal - Agile	2,755	2,755	—
Debt principal - 1800 Diagonal	461	461	—
Debt principal - Private Placement convertible notes	2,200	2,200	—
Interest on debt	1,807	779	1,028
Operating leases	14	14	—
Total capital expenditure commitments and financing requirements at June 30, 2025	$14,626	$6,209	$8,417

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

In conjunction with the side letter, the Company agreed to issue to CP BF, 7,000 shares of the Company's Class A Common Stock. On September 23, 2024 the transaction was finalized and the Company issued the 2024 CP BF Convertible Note with a principal amount of $10,758,775. Pursuant to the CP BF SPA, CP BF agreed to convert $2,000,000 in debt into 26,084 shares of Class A Common Stock, CP BF Warrants to purchase up to 56,555 shares of Class A Common Stock and CP BF Pre-Funded Warrants to purchase up to 30,470 shares of Class A Common Stock (all such securities and shares collectively referred to as the “CP BF Registrable Securities”). The outstanding principal balance of the 2024 CP BF Convertible Note together with accrued interest thereon, unpaid fees and expenses and any other Obligations then due, shall be paid on February 19, 2027 (“2024 Loan Maturity Date”). The 2024 CP BF Convertible Note accrues interest at a rate of 15.5% which interest shall be paid in kind monthly and is convertible at the holder's option at any time on or following the effectiveness of the first resale registration statement covering the applicable conversion shares at a fixed conversion price per share of $38.90. Upon the occurrence, and during the continuance, of an Event of Default (as defined in the agreement), interest on the 2024 CP BF Convertible Note will bear PIK interest at a per annum rate of 20% (“2024 Default Rate”).

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

The GEM Promissory Note provides that, in the event the Company fails to make a required monthly payment when due, the Company shall issue to GEM a number of shares of Class A Common Stock equal to the monthly payment amount divided by the VWAP of the Class A Common Stock for the trading day immediately preceding the applicable payment due date. In addition, the Company agreed to register on a registration statement 4,000 shares of Class A Common Stock that may be issuable under the terms of the GEM Promissory Note. The GEM Promissory Note contains customary events of default. If an event of default occurs, GEM may, at its option, demand from the Company immediate payment of any outstanding balance under the GEM Promissory Note.

On November 15, 2024, the Company issued additional 15,000 shares to settle partial unpaid GEM promissory note balance. As of June 30, 2025, the Company has issued an aggregate of 19,000 shares of Class A Common Stock to GEM in lieu of monthly payment obligations and during the three and six months ending June 30, 2025 paid the remaining balance of the GEM Promissory Note of $215,057.

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

On June 12, 2025, the Company issued a subordinated secured promissory note (the “June Agile Note”) for an aggregate principal amount of $262,500 and received $250,000 of proceeds, net of administrative agent fees $12,500 to the collateral agent, with a maturity date of December 15, 2025 under the June Note. The June Note bears interest at a rate of 48%, and interest will be calculated on a three hundred and sixty (360) day year based on the actual number of days lapsed, and interest shall accrue on the June Note commencing on and including the effective date pursuant to the June Note Agreement's weekly repayment and amortization schedule.

The July Agile Note, the September Agile Note, the December Agile Note, the March Agile Note, and the June Agile Note are together referred to as the “Agile Notes”.

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

Interest expense on the Agile Notes totaled $681,928 for the three and six months ending June 30, 2025 and is included in the fair value of the notes.

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

On April 17, 2025, the Company issued a fifth promissory note (the “April 1800 Diagonal Note”) for an aggregate principal amount of $230,000 and received $192,000 of proceeds, net of an original discount of $30,000 and issuance costs of $8,000 for due diligence and legal fees, with a maturity date of February 15, 2026. The stated interest rate on the April Note is 12% per annum, and interest shall accrue on the April Note commencing on and including the issuance date pursuant to the April Note Agreement's repayment and amortization schedule.

On May 9, 2025, the Company issued a sixth promissory note (the “May 1800 Diagonal Note”) for an aggregate principal amount of $163,300 and received $135,000 of proceeds, net of an original discount of $21,300 and issuance costs of $7,000 for due diligence and legal fees, with a maturity date of February 15, 2026. The stated interest rate on the May Note is 12% per annum, and interest shall accrue on the May Note commencing on and including the issuance date pursuant to the May Note Agreement's repayment and amortization schedule.

The August 1800 Diagonal Note, the September 1800 Diagonal Note, the December 1800 Diagonal Note, the February 1800 Diagonal Note, the April 1800 Diagonal Note, and the May 1800 Diagonal Note are together referred to as the “1800 Diagonal Notes”.

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

Due to these embedded features within the 1800 Diagonal Notes, the Company elected to account for the 1800 Diagonal Notes at fair value at their respective dates of issuance and in subsequent reporting periods, pursuant to ASC 825 Financial Instruments (“ASC 825”). The Company will record changes in the fair value of the notes that relate to changes in credit risk to other comprehensive income. The remaining changes in fair value, including the component related to accrued interest, will be recorded through the other (income) expense section of the Company’s condensed consolidated statements of operations and comprehensive loss statement in a single line item.

Interest expense on the 1800 Diagonal Notes totaled approximately $60,241 and 97,176 for the three and six months ending June 30, 2025 and is included in the fair value of the notes.

Private Placement Offering (3i, LP)

On June 27, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor, 3i, LP (the “Buyer”) for the issuance and sale in a private placement (the “Private Placement Offering”) of senior secured convertible notes of the Company, in the aggregate original principal amount of $11,000,000 (the “Private Placement Convertible Notes”) which Notes shall be convertible into shares of the Company's Class A Common Stock, par value $0.0001 (the shares of Common Stock issuable pursuant to the terms of the Notes, including, without limitation, upon conversion or otherwise, collectively, the “Conversion Shares”), in accordance with the terms of the Notes. The Buyer purchased (i) a Note in the aggregate original principal amount of $11,000,000 and (ii) a warrant to initially acquire up to 67,124 shares of Common Stock (the “Buyer Warrants”) (as exercised, collectively, the “Warrant Shares”). In connection with the Offering, the Company has also entered into a letter agreement dated April 30, 2025 (the “Letter Agreement”) with Rodman & Renshaw LLC as the exclusive financial advisor (the “Financial Advisor”) pursuant to which the Company has agreed to issue financial advisor warrants to purchase up to an aggregate of 21,212 shares of Common Stock (the “Financial Advisor Warrants”, together with the Buyer Warrants, the “Private Placement Warrants”). The Private Placement Offering closed on June 30, 2025 (the “Closing Date”). Refer to Note 16 - Equity, for further description of the Warrants issued in the

Private Placement Offering.

The Notes were issued with an original issue discount of 10.0% and accrue interest at a rate of 10.0% per annum. The Notes mature twelve (12) months from the date of issuance, June 30, 2026 (the “Maturity Date”), unless extended pursuant to the terms thereof. The Notes are convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to quotient of the Conversion Amount divided by (y) the Conversion Price (the “Conversion Rate”). At no time may the Buyer hold more than 4.99% (or up to 9.99% at the election of the Buyers pursuant to the Notes) of the outstanding Common Stock. The conversion price of the Note is subject to a floor price of $0.11.

On June 30, 2025, the Company drew $2,200,000 of principal under the allowable aggregate of $11,000,000 pursuant to the Purchase Agreement and received proceeds of $1,725,000, net of original issue discount and issuance fees and costs.

In addition, if an Event of Default (as defined in the Notes) has occurred under the Notes, the Buyer may elect convert (each, an “Alternate Conversion”, and the date of such Alternate Conversion, each, an “Alternate Conversion Date”) all, or any part of, the Conversion Amount (such portion of the Conversion Amount subject to such Alternate Conversion, the “Alternate Conversion Amount”) into shares of Common Stock at a conversion rate equal to the quotient of (x) the product of (A) the Redemption Premium and (B) the Alternate Conversion Amount, divided by (y) the Alternate Conversion Price (the “Alternate Conversion Rate”). Upon the occurrence of an Event of Default, the Company is required to deliver written notice to the Buyer within one (1) business day (an “Event of Default Notice”). At any time after the earlier of (a) the Buyer’s receipt of an Event of Default Notice, and (b) the Buyer becoming aware of an Event of Default, the Buyer may require the Company to redeem all or any portion of the Notes at a 15% premium. Beginning the earlier to occur of (x) the Effective Date (as defined in the Registration Rights Agreement) of the initial Registration Statement filed pursuant to the Registration Rights Agreement and (y) August 1, 2025, and thereafter, the first Trading Day of the calendar month immediately following (each an “Installment Date”) until the Maturity Date, the Company shall repay the Buyer approximately $183,333 towards the principal balance of the Notes and any accrued and unpaid interest in cash or, provided certain conditions are satisfied, shares of Common Stock, at the Company’s option (collectively, the “Installment Amount”). In connection with a “Change of Control”, the Buyer shall have the right to require the Company to redeem part or all of the Notes outstanding in cash, at the highest calculation of the Change of Control Redemption Price, each of which is outlined in their entirety within the Notes.

The initial net proceeds to the Company from the Offering were approximately $1.725 million, after the original issuance discount and deducting financial advisory fees and estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the Offering for general corporate purposes and working capital.

The Private Placement Convertible Notes include optional conversion rights to the holder upon an event of default, contingent redemption (put) rights which trigger mandatory prepayment upon event of default, and defaulted contingent interest upon an event of default.

Due to these embedded features within the Private Placement Convertible Notes, the Company elected to account for the Private Placement Convertible Notes at fair value at their respective dates of issuance and in subsequent reporting periods, pursuant to ASC 825 Financial Instruments (“ASC 825”). The Company will record changes in the fair value of the notes that relate to changes in credit risk to other comprehensive income. The remaining changes in fair value, including the component related to accrued interest, will be recorded through the other (income) expense section of the Company’s condensed consolidated statements of operations and comprehensive loss statement in a single line item.

Interest expense on the Private Placement Convertible Notes totaled approximately $0 for the three and six months ending June 30, 2025 and is included in the fair value of the notes.

Interest on Debt

Interest on debt totals $1.8 million for the six months ended June 30, 2025, representing the aggregate interest expenses / payments obligation to be paid and to be recognized during the rest of the terms of the Loan Agreements and Notes, described above.

Operating Leases

Banzai has an operating lease for its real estate for office use. The lease term expires in October 2027. Banzai adopted ASC 842 Leases by applying the guidance at adoption date, January 1, 2022. The $24,250 balance recognized as of June 30, 2025 represents the future minimum lease payments under non-cancellable leases as liabilities.

Debt Structure and Maturity Profile

($ in Thousands)	Principal	Debt Premium (Discount) / Issuance Cost	Carrying Value	Accrued Interest	Carrying Value and Accrued Interest
As of June 30, 2025
Debt principal - 15.5% CP BF convertible notes	7,389	9	7,398	1,028	8,426
Debt principal - Private Placement convertible notes	2,200	(200)	2,000	—	2,000
Debt principal - Agile	2,755	(138)	2,617	682	3,299
Debt principal - 1800 Diagonal	461	(60)	401	97	498
Total debt carrying values at June 30, 2025	$12,805	$(388)	$12,417	$1,807	$14,223

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

On December 13, 2023, the Company and GEM entered into a binding term sheet (the “GEM Term Sheet”) and, on December 14, 2023, a letter agreement (the “GEM Letter”), agreeing to terminate in its entirety the GEM Agreement by and between the Company and GEM, other than with respect to the Company’s obligation (as the post-combination company in the Merger) to issue the GEM Warrant granting the right to purchase Class A Common Stock in an amount equal to 3% of the total number of equity interests outstanding as of the Closing, calculated on a fully diluted basis, at an exercise price on the terms and conditions set forth therein, in exchange for issuance of a $2.0 million convertible debenture with a five-year maturity and 0% coupon. Due to the determination of the final terms of the planned $2.0 million convertible debenture having not been finalized, nor the final agreement related to the convertible debenture having been executed, as of June 30, 2025, the Company recognized, concurrent with the close of the merger, a liability for the GEM commitment fee, along with a corresponding GEM commitment fee expense, in the amount of $2.0 million.

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

The GEM Promissory Note provides that, in the event the Company fails to make a required monthly payment when due, the Company shall issue to GEM a number of shares of Class A Common Stock equal to the monthly payment amount divided by the VWAP of the Class A Common Stock for the trading day immediately preceding the applicable payment due date. In addition, the Company agreed to register on a registration statement 4,000 shares of Class A Common Stock that may be issuable under the terms of the GEM Promissory Note. The GEM Promissory Note contains customary events of default. If an event of default occurs, GEM may, at its option, demand from the Company immediate payment of any outstanding balance under the GEM Promissory Note. As of the date of these condensed consolidated financial statements, we have issued an aggregate of 19,000 shares of Class A Common Stock to GEM in lieu of monthly payment obligations.

Off-Balance Sheet Arrangements

Banzai had no off-balance sheet arrangements as of June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2025 to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weaknesses in our IT General Controls, adherence to the COSO Integrated Framework, and period end financial close and reporting process as described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 15, 2025 (the “2024 10-K").

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that the merger transaction with Vidello is considered a significant corporate event during the six months ended June 30, 2025.

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

Other than the changes noted above regarding our steps to remediate our material weaknesses and the Vidello merger, there were no other changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2025 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. A description of risk factors can be found in our Annual Report on Form 10-K for the year ended December 31, 2024 as supplemented and updated by subsequent quarterly reports on Form 10-Q and current reports on Form 8-K that we have filed or will file with the SEC. Please also see the risk factor stated below.

Our stock is subject to minimum requirements to remain listed on the Nasdaq Capital Market, including a minimum bid price requirement and stockholders’ equity requirement, and may be delisted if it does not maintain or regain, as applicable, compliance with those requirements.

Nasdaq Marketplace Rule 5550(a)(2) requires a minimum bid price of $1.00 per share for primary equity securities listed on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”).

To regain compliance with the Minimum Bid Price Rule, the Company effected a reverse stock split at a ratio of 1-for-50, effective as of September 19, 2024 (the “September Reverse Stock Split”). Subsequently, the Company effected a 1-for-10 reverse stock split of the shares of the Company’s common stock, effective as of July 8, 2025 (the “July Reverse Stock Split”). Following the July Reverse Stock Split, the bid price of the Company’s common stock surpassed $1.00 per share. However, we have not yet been notified that we regained compliance with the Minimum Bid Price Requirement and cannot guarantee that Nasdaq will decide that we have.

While Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with the Minimum Bid Price Requirement, Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq. In addition, Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that if any listed company that fails to meet the Minimum Bid Price Requirement after effecting one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then the company is not eligible for a Minimum Bid Price Requirement compliance period of 180 days.

As a result, since the Company has effected the 1-for-50 September Reverse Stock Split and the 1-for-10 July Reverse Split, Nasdaq would begin the process of delisting our common stock without providing a Minimum Bid Price Requirement compliance period. However, the Company could still be eligible to request a hearing before the Nasdaq Panel to present its plan for regaining and sustaining compliance with the Minimum Bid Price Requirement.

If our common stock ceases to be listed for trading on the Nasdaq Capital Market, we expect that our common stock would be traded on one of the three tiered marketplaces of the OTC Markets Group. If Nasdaq were to delist our common stock, it would be more difficult for our stockholders to dispose of our common stock and more difficult to obtain accurate price quotations on our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock or warrants are not listed on a national securities exchange.

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

Consultant Shares

On April 25, 2005, the Company issued 40,000 restricted shares of its Class A Common Stock to Hudson Global Ventures, LLC, a Nevada limited liability company, in exchange for certain business advisory services as outlined in a consulting agreement that was executed on April 1, 2025.

Private Placement

In May 2025, the Company entered into a private placement agreement with certain investors to sell 31,884 shares of Class A common stock at $6.90 per share and 32,352 prefunded warrants (the "May 2025 Prefunded Warrants") at $3.40 per warrant. The May 2025 Prefunded Warrants were immediately exercised, resulting in the issuance of 32,352 shares of Class A common stock. The Company collected in aggregate $330,000 of gross proceeds from this private placement.

Shares of Class A Common Stock issued to 1800 Diagonal

Between July 22, 2025 and August 11, 2025, the Company issued an aggregate of 59,800 shares of Class A Common Stock, pursuant to conversion notices from 1800 Diagonal to convert an aggregate of $143,604 in notes the Company previously issued to them; the conversion price varied between $2.685 per share and $2.167 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as these terms are defined in Item 408(a) of Regulation S-K.

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

3.6

Certificate of Amendment (2025 Stock Split) to Certificate of Incorporation of the Company, dated June 24, 2025. (incorporated by reference to the Exhibit 3.1 to the Current Report on Form 8-K filed on June 27, 2025).

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

4.11	Certificate of Designation of Series FE Preferred Stock (incorporated by reference to the 8-K filed on December 19, 2024).
4.12	Form of Senior Secured Convertible Note (incorporated by reference to the Current Report on Form 8-K filed on July 3, 2025).
4.13	Form of Warrant (incorporated by reference to the Current Report on Form 8-K filed on July 3, 2025).
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

10.55	Form of Securities Purchase Agreement (incorporated by reference to the Current Report on Form 8-K filed on July 3, 2025).
10.56	Form of Registration Rights Purchase Agreement (incorporated by reference to the Current Report on Form 8-K filed on July 3, 2025).
10.57	Form of Leak-Out Agreement (incorporated by reference to the Current Report on Form 8-K filed on July 3, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS ***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH ****	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104 ***	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2025.

BANZAI INTERNATIONAL, INC.

Date: August 14, 2025	By:	/s/ Joseph Davy
Joseph Davy
Chief Executive Officer

Date: August 14, 2025	By:	/s/ Dean Ditto
Dean Ditto
Chief Financial Officer