Form 10-Q
period 2025-09-30
Banzai International, Inc.
filed 2025-11-14
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of each of the registrant's classes of common stock, $0.0001 par value per share, as of November 11, 2025:

Class A Common Stock - 6,513,153 shares

Class B Common Stock - 231,114 shares

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	2
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024	3
	Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the three and nine months ended September 30, 2025 and 2024	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	6
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	54
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	80
Item 4.	Controls and Procedures	80

PART II.	OTHER INFORMATION	81

Item 1.	Legal Proceedings	81
Item 1A.	Risk Factors	81
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82
Item 3.	Defaults Upon Senior Securities	82
Item 4.	Mine Safety Disclosures	82
Item 5.	Other Information	82
Item 6.	Exhibits	83
Signatures		87

PART I—FINANCIAL INFORMATION

BANZAI INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$851,356	$1,087,497
Accounts receivable, net of allowance for credit losses of $105,032 and $24,210, respectively	804,519	936,321
Prepaid expenses and other current assets	605,853	643,674
Total current assets	2,261,728	2,667,492

Property and equipment, net	9,397	3,539
Intangible assets, net	8,332,096	3,883,853
Goodwill	21,991,721	18,972,475
Operating lease right-of-use assets	55,174	72,565
Bifurcated embedded derivative asset - related party	9,000	63,000
Deferred tax asset	111,635	—
Deferred offering costs	201,769	—
Other assets	13,984	11,154
Total assets	32,986,504	25,674,078

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	2,022,645	7,782,746
Accrued expenses and other current liabilities	3,995,488	3,891,018
Convertible notes - related party	6,747,383	8,639,701
Convertible notes	-	215,057
Convertible notes, carried at fair value	2,304,000	—
Convertible notes (Yorkville)	2,003,000	—
Notes payable, carried at fair value	3,307,000	3,575,000
Warrant liability	2,000	15,000
Warrant liability - related party	667	2,300
Private placement warrant liability	901,000	—
Earnout liability	962,693	14,850
Due to related party	67,118	167,118
Deferred revenue	3,707,872	3,934,627
Operating lease liabilities, current	25,046	22,731
Total current liabilities	26,045,912	28,260,148

Deferred revenue, non-current	93,726	117,643
Deferred tax liability	1,375,710	10,115
Operating lease liabilities, non-current	30,919	49,974
Total liabilities	27,546,267	28,437,880

Commitments and contingencies (Note 15)

Stockholders' equity (deficit):
Common stock, $0.0001 par value, 275,000,000 (250,000,000 Class A and 25,000,000 Class B) shares authorized and 5,205,098 (4,973,984 Class A and 231,114 Class B) and 819,516 (588,402 Class A and 231,114 Class B) issued and outstanding at September 30, 2025 and December 31, 2024, respectively	517	80
Preferred stock, $0.0001 par value, 75,000,000 shares authorized, 1 and 1 shares issued and outstanding at September 30, 2025 and December 31, 2024	-	—
Additional paid-in capital	101,260,898	75,515,831
Accumulated Other Comprehensive (loss) income	(81,371)	—
Accumulated deficit	(95,739,807)	(78,279,713)
Stockholders' equity (deficit)	5,440,237	(2,763,802)
Total liabilities and stockholders' equity (deficit)	$32,986,504	$25,674,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating income:
Revenue	$2,844,508	$1,080,607	$9,350,573	$3,228,276
Cost of revenue	519,411	338,023	1,679,925	1,049,411
Gross profit	2,325,097	742,584	7,670,648	2,178,865

Operating expenses:
General and administrative expenses	6,460,876	3,513,442	21,006,767	11,721,465
Depreciation and amortization expense	294,427	900	841,664	3,725
Total operating expenses	6,755,303	3,514,342	21,848,431	11,725,190

Operating loss	(4,430,206)	(2,771,758)	(14,177,783)	(9,546,325)

Other expenses (income):
GEM settlement fee expense	—	60,000	—	260,000
Interest income	(1,425)	—	(1,427)	(10)
Interest expense - related party	393,968	1,050,363	1,288,988	2,860,768
Gain on extinguishment of liabilities	—	(152,782)	(4,488,627)	(680,762)
Gain on release of Vidello revenue holdback	(973,000)	—	(973,000)	—
Loss on debt issuance	192,000	—	444,000	171,000
Loss on private placement issuance	1,439,000	—	2,276,000	—
Loss on issuance of term notes	—	390,000	110,500	390,000
Loss on issuance of convertible bridge notes	65,650	63,408	146,150	63,408
Loss on conversion and settlement of Alco promissory notes - related party	—	4,808,882	—	4,808,882
Loss on conversion and settlement of CP BF notes - related party	—	6,529,402	—	6,529,402
Loss on extinguishment of term notes	—	—	1,769,895	—
Change in fair value of warrant liability	183,000	(32,000)	171,000	(594,000)
Change in fair value of warrant liability - related party	(3,933)	(115,000)	(1,633)	(460,000)
Change in fair value of bifurcated embedded derivative assets - related party	(8,000)	(32,000)	54,000	(32,000)
Change in fair value of convertible notes	(503,338)	101,000	(265,338)	679,000
Change in fair value of term notes	75,249	36,813	391,040	36,813
Change in fair value of convertible bridge notes	4,191	(18,000)	(33,805)	(18,000)
Yorkville prepayment premium expense	—	14,000	—	94,760
Loss on Yorkville SEPA advances	190,489	—	937,626	—
Vidello earnout expense	69,053	—	485,720	—
Failed acquisition costs	—	—	1,382,002	—
Other (income) expense, net	64,372	(62,927)	(523,451)	(2,900)
Total other expenses, net	1,187,276	12,641,159	3,169,640	14,106,361
Loss before income taxes	(5,617,482)	(15,412,917)	(17,347,423)	(23,652,686)
Income tax expense	270,109	1,010	112,671	6,701
Net loss	$(5,887,591)	$(15,413,927)	$(17,460,094)	$(23,659,387)

Net loss per share
Basic and diluted	$(1.64)	$(48.73)	$(7.74)	$(82.68)

Weighted average common shares outstanding
Basic and diluted	3,591,228	316,289	2,256,990	286,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit)

for the nine months ended September 30, 2025 and 2024

	Series A Preferred Stock		Series FE Preferred Stock		Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Share	Amount	Shares	Amount	Capital	(loss) income	Deficit	Equity (Deficit)
Balance December 31, 2024	—	$—	—	$—	819,516	$80	$75,515,831	$—	$(78,279,713)	$(2,763,802)
Issuance of shares to Yorkville under the SEPA agreement	—	—	—	—	507,564	51	7,071,555	—	—	7,071,606
Shares issued to Hudson for consulting fee	—	—	—	—	15,000	2	232,498	—	—	232,500
Shares issued for payment to Verista	—	—	—	—	3,000	—	49,800	—	—	49,800
Exercise of RSU's	—	—	—	—	33,777	3	(3)	—	—	—
Shares issued for Vidello acquisition	—	—	—	—	89,820	9	1,661,668	—	—	1,661,677
Stock-based compensation	—	—	—	—	—	—	336,568	—	—	336,568
Net loss	—	—	—	—	—	—	—	—	(3,643,479)	(3,643,479)
Balance March 31, 2025	—	—	—	—	1,468,677	145	84,867,917	—	(81,923,192)	2,944,870
Issuance of shares to Yorkville under the SEPA agreement	—	—	—	—	757,117	76	6,521,071	—	—	6,521,147
Shares issued to Hudson for consulting fee	—	—	—	—	40,000	4	399,996	—	—	400,000
Exercise of warrants	—	—	—	—	104,882	10	(10)	—	—	—
Exercise of RSU's	—	—	—	—	43,674	4	(4)	—	—	—
Shares issued upon private placement	—	—	—	—	64,237	6	329,990	—	—	329,996
Stock-based compensation	—	—	—	—	—	—	756,122	—	—	756,122
Net loss	—	—	—	—	—	—	—	—	(7,929,024)	(7,929,024)
Balance June 30, 2025	—	-	-	-	2,478,587	245	92,875,082	—	(89,852,216)	3,023,111
Issuance of shares to Yorkville under the SEPA agreement	—	—	—	—	1,180,320	118	4,099,231	—	—	4,099,349
Shares issued to Hudson for consulting fee	—	—	—	—	75,600	8	341,753	—	—	341,761
Exercise of RSUs	—	—	—	—	47,976	5	(5)	—	—	—
Shares issued to 1800 diagonal for conversions of debt	—	—	—	—	59,800	6	156,597	—	—	156,603
Shares issued to 3i for conversions of debt	—	—	—	—	813,043	81	1,649,065	—	—	1,649,146
Shares issued for payment to Houlihan	—	—	—	—	13,000	1	30,809	—	—	30,810
Shares issued to Perkins Coie	—	—	—	—	130,000	13	365,287	—	—	365,300
Shares issued under ATM	—	—	—	—	406,772	40	1,078,670	—	—	1,078,710
Stock-based compensation	—	—	—	—	—	—	664,409	—	—	664,409
Currency translation adjustment	—	—	—	—	—	—	—	(81,371)	—	(81,371)
Net loss	—	—	—	—	—	—	—	—	(5,887,591)	(5,887,591)
Balance September 30, 2025	-	$-	-	$-	5,205,098	$517	$101,260,898	$(81,371)	$(95,739,807)	$5,440,237

	Series A Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance December 31, 2023	—	$—	258,530	$26	$14,890,169	$(46,766,324)	$(31,876,129)
Conversion of convertible notes - related party	—	—	1,781	—	2,540,091	—	2,540,091
Shares issued to Yorkville for convertible notes	—	—	4,468	—	1,667,000	—	1,667,000
Shares issued to Yorkville for commitment fee	—	—	1,420	—	500,000	—	500,000
Shares issued to Roth for advisory fee	—	—	350	—	278,833	—	278,833
Shares issued to GEM	—	—	279	—	100,000	—	100,000
Shares issued for marketing expense	—	—	307	—	194,935	—	194,935
Forfeiture of sponsor shares	—	—	(200)	—	-	—	—
Stock-based compensation	—	—	—	—	42,827	—	42,827
Net loss	—	—	—	—	-	(4,290,132)	(4,290,132)
Balance March 31, 2024	—	—	266,935	26	20,213,855	(51,056,456)	$(30,842,575)
Issuance of common stock and warrants, net of issuance costs	—	—	10,456	1	1,854,817	—	1,854,818
Shares issued for exercise of Pre-Funded warrants	—	—	17,322	2	864	—	866
Shares issued to Yorkville for convertible notes	—	—	2,018	—	335,000	—	335,000
Shares issued to Yorkville for redemption premium	—	—	1,200	—	115,800	—	115,800
Shares issued to GEM	—	—	1,811	—	300,000	—	300,000
Shares issued for marketing expenses	—	—	640	—	139,837	—	139,837
Stock-based compensation	—	—	—	—	202,662	—	202,662
Net loss	—	—	—	—	-	(3,955,328)	(3,955,328)
Balance June 30, 2024	—	—	300,382	30	23,162,565	(55,011,784)	(31,849,189)
Effect of reverse stock split	—	—	18,959	—	—	—	—
Issuance of warrants, net of issuance costs	—	—	—	—	4,402,550	—	4,402,550
Shares issued to Yorkville	—	—	38,931	4	2,127,996	—	2,128,000
Shares issued to GEM	—	—	1,910	—	129,943	—	129,943
Shares, warrants and pre-funded warrants issued to CP BF on modification of CP BF debt agreement	—	—	33,085	3	1,287,000	—	1,287,003
Premium issued as part of CP BF debt modification	—	—	—	—	4,079,225	—	4,079,225
Issuance of warrants to CP BF, net of issuance costs	—	—	—	—	2,763,161	—	2,763,161
Shares issued to MZHCI for investor relations services	—	—	2,400	—	94,800	—	94,800
Shares issued to Roth for advisory fee	—	—	3,529	—	300,000	—	300,000
Shares issued to J.V.B for payment of outstanding debt	—	—	2,908	—	115,000	—	115,000
Shares, warrants and pre-funded warrants issued to Alco on settlement of Alco promissory notes	—	—	28,242	3	8,866,617	—	8,866,620
Stock-based compensation	—	—	—	—	250,848	—	250,848
Net loss	—	—	—	—	—	(15,413,927)	(15,413,927)
Balance September 30, 2024	—	$—	430,344	$40	$47,579,705	$(70,425,711)	$(22,845,966)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(17,460,094)	$(23,659,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	841,664	3,725
Provision for credit losses on accounts receivable	80,822	54
Non-cash share issuance for marketing expenses	—	259,027
Non-cash shares issued for consulting expenses	974,261	—
Non-cash settlement of GEM commitment fee	—	200,000
Discount at issuance on notes carried at fair value	1,087,881	—
Non-cash share issuance for Yorkville redemption premium	—	80,760
Non-cash interest expense	—	106,200
Non-cash interest expense - related party	951,049	1,179,198
Amortization of debt discount and issuance costs - related party	(2,690)	1,392,934
Amortization of operating lease right-of-use assets	17,391	131,627
Stock based compensation expense	1,757,099	496,337
Gain on extinguishment of liability	(4,488,627)	(680,762)
Gain on release of Vidello revenue holdback	(973,000)
Loss on conversion and settlement of Alco promissory notes - related party	—	4,808,882
Loss on conversion and settlement of CP BF notes - related party	—	6,529,402
Loss on debt issuance	444,000	171,000
Loss on issuance of term notes	110,500	390,000
Loss on issuance of convertible bridge notes	146,150	63,408
Loss on Private Placement Issuance	2,276,000	—
Loss on extinguishment of term notes	1,769,895	—
Change in fair value of warrant liability	171,000	(594,000)
Change in fair value of warrant liability - related party	(1,633)	(460,000)
Change in fair value of bifurcated embedded derivative asset - related party	54,000	(32,000)
Change in fair value of convertible notes, carried at fair value	(514,338)	—
Change in fair value of convertible promissory notes	249,000	693,000
Change in fair value of term notes	391,040	36,813
Change in fair value of convertible bridge notes	(33,805)	(18,000)
Changes in operating assets and liabilities:
Accounts receivable	50,980	67,609
Prepaid expenses and other current assets	37,821	157,954
Other assets	(2,830)	—
Accounts payable	(876,069)	3,576,434
Deferred revenue	(674,721)	6,476
Accrued expenses	(248,034)	(15,730)
Operating lease liabilities	(16,740)	(231,691)
Earnout liability	559,804	(22,274)
Deferred revenue - long-term	(23,917)	—
Deferred tax liability	(70,290)	—
Net cash used in operating activities	(13,416,431)	(5,363,004)
Cash flows from investing activities:
Cash paid in acquisition of Vidello, net of cash acquired	(2,677,480)	—
Net cash used in investing activities	(2,677,480)	—
Cash flows from financing activities:
Payment of GEM commitment fee promissory note	(215,057)	(1,200,000)
Payment of Vidello transition holdback	(500,000)	—
Repayment of convertible notes (Yorkville)	(3,640,000)	(750,000)
Proceeds from related party advance	—	100,000
Repayment of related party advance	(100,000)	—
Proceeds from term notes, net of issuance costs	4,250,000	1,000,000
Repayment of term notes	(7,722,530)	(412,421)
Repayments of private placement notes	(1,291,516)	—
Partial repayment of convertible notes - related party	(2,840,677)	—
Proceeds from Yorkville redemption premium	—	35,040
Proceeds from issuance of convertible notes, net of issuance costs	9,039,472	2,502,000
Proceeds received for exercise of Pre-Funded warrants	—	866
Proceeds from issuance of shares to Yorkville under the SEPA	17,692,102	—
Proceeds from shares issued to Verista	49,800	—
Payment of deferred offering costs - ATM	(238,330)
Proceeds from issuance of common stock and pre-funded warrants under private placement	329,996	—
Proceeds from issuance of common stock and warrants	1,115,271	6,257,368
Net cash provided by financing activities	15,928,531	7,532,853

Effect of exchange rate changes on cash and cash equivalents	(70,761)	—

Net increase (decrease) in cash	(236,141)	2,169,849
Cash at beginning of period	1,087,497	2,093,718
Cash at end of period	$851,356	$4,263,567

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information:
Cash paid for interest	97,178	306,109
Cash paid for taxes	8,256	5,075
Non-cash investing and financing activities
Shares issued to Roth for advisory fee	—	578,833
Shares issued to GEM	—	529,943
Shares issued for marketing expenses	—	334,772
Shares issued to MZHCI for investor relations services	—	94,800
Shares issued to J.V.B for payment of outstanding debt	—	115,000
Shares issued for exercise of Pre-Funded warrants	—	866
Shares issued to CP BF for debt restructuring	—	1,287,003
Warrants and pre-funded warrants issued to CP BF for debt restructuring	—	2,763,161
Shares issued to Alco for debt restructuring	—	1,098,614
Warrants and pre-funded warrants issued to Alco for debt restructuring	—	7,768,006
Shares issued for Hudson consulting fee	974,261	—
Settlement of GEM commitment fee	—	200,000
Shares issued to Yorkville for commitment fee	—	500,000
Shares issued to Yorkville for redemption premium	—	115,800
Consideration transferred for acquisition of Vidello	1,661,677	—
Assets acquired in acquisition of Vidello	8,393,172	—
Liabilities assumed in acquisition of Vidello	3,986,464	—
Conversion of 3i convertible notes, carried at fair value	1,649,146	—
Shares issued for payment of outstanding debt	396,110	—
Shares issued for 1800 Diagonal Note conversions of debt	156,603
Shares issued to Yorkville of aggregate commitment fee	—	500,000
Issuance of convertible promissory note - GEM	—	1,000,000
Bifurcated embedded derivative liabilities at issuance—related party	—	12,000
Conversion of convertible notes - Yorkville	—	4,130,000
Conversion of convertible notes - related party	—	2,540,091

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

No cash or fractional shares were issued in connection with the 2024 Reverse Stock Split and 2025 Reverse Stock Split, and instead the Company rounded up to the next whole share in lieu of issuing fractional shares that would have been issued in the reverse split. Proportional adjustments were made to the number of shares of Class A Common Stock issuable upon exercise or conversion of the Company’s outstanding stock options and warrants, the exercise price or conversion price (as applicable) of the Company’s outstanding stock options and warrants, and the number of shares reserved for issuance under the Company’s equity incentive plan. All Class A Common Stock share and per share information included in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the impact of the Reverse Stock Split.

Emerging Growth Company

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, as amended, (the "Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the "JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies.

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

Revision of Prior Period Financial Statements

A revision was made to correct an immaterial overstatement of revenue for the three and six months ending June 30, 2025, due to an incorrect calculation of revenue recognition. To correct the identified error, the Company made certain revisions in this Form 10-Q, with respect to the revenue amounts for the three and six months ended June 30, 2025. The Company corrected the historic amounts for the three and six months ended June 30, 2025 to reflect the correction of this immaterial error rather than record a cumulative out-of-period adjustment in the current three month period ended September 30, 2025.

2. Going Concern

As of September 30, 2025 the Company had cash of approximately $0.9 million. For the nine months ended September 30, 2025, the Company used approximately $13.4 million in cash for operating activities. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of September 30, 2025, the Company had an accumulated deficit of approximately $95.7 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year of the date these financial statements were issued.

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

3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and applicable regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations of the SEC relating to interim financial statements. The December 31, 2024 balance sheet information was derived from the audited financial statements as of that date. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2025. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Intangible Assets

Intangible assets are presented at fair value, net of amortization. The fair value is determined based on the appraised value of the asset. Intangible assets are composed of developed technology, trade names and customer lists. Intangible assets subject to amortization consist of the following:

	Estimated Useful Life (years):	September 30, 2025
Customer relationships	6 - 7	$1,139,710
Trade name	10 - 15	1,637,088
Technology	6 - 8	6,425,010
		9,201,808
Less: Accumulated amortization		(869,712)
Intangible assets, net		$8,332,096

Total amortization expense related to intangible assets was $838,364 for the nine months ended September 30, 2025. Expected amortization expense is as follows:

Remainder of Year Ending December 31, 2025	$401,171
Year Ending December 31, 2026	1,214,920
Year Ending December 31, 2027	1,214,920
Year Ending December 31, 2028	1,214,920
Year Ending December 31, 2029	1,214,920
Thereafter	3,161,948
Total	$8,422,799

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through September 30, 2025.

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common shareholders—basic and diluted	$(5,887,591)	$(15,413,927)	$(17,460,094)	$(23,659,387)

Denominator:
Weighted average shares—basic and diluted	3,591,228	316,289	2,256,990	286,166
Net loss per share attributable to common shareholders—basic and diluted	$(1.64)	$(48.73)	$(7.74)	$(82.68)

Securities that were excluded from loss per share as their effect would be anti-dilutive due to the net loss position that could potentially be dilutive in future periods are as follows:

	As of September 30,
	2025	2024
Options	12,592	2,695
RSUs	414,429	1,650
Public warrant shares	23,000	23,000
GEM warrant shares	1,657	1,657
Common warrant shares	686,107	452,761
Placement agent warrant shares	71,827	10,490
Pre-funded warrants		253,010
Total	1,209,613	745,263

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

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management during the three and nine months ended September 30, 2025 and 2024. The carrying amount of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue, and other current liabilities approximated their fair values as of September 30, 2025 and December 31, 2024.

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

As of September 30, 2025, the Company recognized $485,720 of expense after foreign currency translation in the Condensed Consolidated Statements of Operations related to the Transition Holdback Amount in the line Vidello earnout expense. As of September 30, 2025, the Company had paid the contractual amount of $500,000 to the Vidello Shareholders for the Transition Holdback Period.

As of September 30, 2025, the 180 day measurement period for the Revenue Holdback had lapsed and the revenue conditions as defined in the Vidello Merger Agreement had not been met. As such the Company recognized a gain on the extinguishment of Vidello revenue holdback of $973,000 for the three and nine months ended September 30, 2025.

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

Net income in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2025 includes net loss of approximately $723 thousand and net income of $239 thousand , respectively, of Vidello from the date of acquisition to September 30, 2025.

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

The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

	For the nine Months Ended September 30,
	2025	2024
Revenue	$9,581,008	$8,707,071
Cost of revenue	1,870,380	1,741,544
Operating expenses	21,921,778	14,947,197
Total other expenses (income), net	3,169,640	14,106,361
Loss before income taxes attributable to common stockholders	$(17,380,790)	$(22,088,031)

5. Related Party Transactions

Due to Related Party of 7GC

During 2023, the Sponsor paid certain expenses on behalf of 7GC. Upon Closing of the Merger, Banzai assumed the $67,118 liability. As of September 30, 2025, the entire balance remained outstanding and is included within due to related party under current liabilities on the accompanying condensed consolidated balance sheet.

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

Due to Related Party of Company CEO

On September 12, 2024, the CEO of the Company loaned the Company an advance of $100,000. The advance is non-interest bearing, and matures one year from issuance. During the three months ended September 30, 2025, the outstanding balance was repaid.

6. Revenue

Under ASC 606, the Company measures revenue based on considerations specified in terms and conditions agreed to by a customer. The Company recognizes revenue when a performance obligation is satisfied by transferring control of the service to the customer, which occurs over time. The Company considers this method a faithful depiction of the transfer of control as services are substantially the same and have the same pattern of transfer over the life of the contract.

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

The Company follows the provisions of ASC 606, under which the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

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

Vidello

The Vidello product is a video hosting and marketing platform designed to help businesses manage, customize, and optimize their video content. Revenue is generated through Vidello providing video hosting and marketing platform subscription software service for a set period of time. Customer contracting is achieved via self-service and invoicing is initiated automatically once the customer accepts the terms and conditions on the platform, based on their selection of the desired subscription product. When execution or completion of the contract occurs, the contract is valid and revenue is earned when the service is provided for each period of performance, daily. The amount is paid by the customer based on the contract terms monthly, annually or indefinite with the majority paid via credit card processing.

Service Trade Revenue

The Company has one customer for which the customer is also a vendor. For this one customer, the Company exchanged services for approximately $93,493 and $104,452, during the nine months ended September 30, 2025 and 2024, respectively.

Disaggregation of Revenue

The following table summarizes revenue by region based on the billing address of customers for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas	$2,148,073	75%	$626,768	58%
Europe, Middle East and Africa (EMEA)	534,758	19%	333,960	31%
Asia Pacific	161,677	6%	119,879	11%
Total	$2,844,508	100%	$1,080,607	100%

The following table summarizes revenue by region based on the billing address of customers for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas	$7,149,862	76%	$1,797,307	56%
Europe, Middle East and Africa (EMEA)	1,646,880	18%	1,080,876	33%
Asia Pacific	553,831	6%	350,093	11%
Total	$9,350,573	100%	$3,228,276	100%

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

	Opening Balance	Closing Balance	Opening Balance	Closing Balance
	1/1/2025	9/30/2025	1/1/2024	9/30/2024
Accounts receivable, net	$936,321	$804,519	$105,049	$37,386

Costs to Obtain a Contract

Sales commissions, the principal costs incurred to obtain a contract, are earned when the contract is executed. Management has capitalized these costs and amortized the commission expense over time in accordance with the related contract's term. For the nine months ended September 30, 2025 and 2024, commission expenses were $466,951 and $193,995, respectively. Certain commission expenses are not capitalized and are instead directly expensed.

Capitalized commissions at September 30, 2025 and December 31, 2024 were $52,695 and $31,504, respectively, and are included within prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following summarizes the costs to obtain a contract activity during the three and nine months ended September 30, 2025:

Balance - December 31, 2024	$31,504
Commissions Incurred	57,237
Deferred Commissions Recognized	(50,195)
Balance - March 31, 2025	38,546
Commissions Incurred	39,664
Deferred Commissions Recognized	(25,594)
Balance - June 30, 2025	$52,616
Commissions Incurred	82,017
Deferred Commissions Recognized	(81,938)
Balance - September 30, 2025	52,695

The following summarizes the costs to obtain a contract activity during the three and nine months ended September 30, 2024:

Balance - December 31, 2023	$51,472
Commissions Incurred	31,610
Deferred Commissions Recognized	(44,620)
Balance - March 31, 2024	38,462
Commissions Incurred	48,316
Deferred Commissions Recognized	(47,634)
Balance - June 30, 2024	$39,144
Commissions Incurred	42,739
Deferred Commissions Recognized	(44,765)
Balance - September 30, 2024	$37,118

7. Fair Value Measurements

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the periods ended September 30, 2025 and the year ended December 31, 2024. The carrying amount of accounts payable approximated fair value as they are short term in nature.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 Fair Value Measurements and Disclosures for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the Public Warrants liabilities represent Level 1 measurements. The estimated fair value of the convertible notes bifurcated embedded derivative asset, GEM warrant liabilities, Yorkville convertible note, Agile term notes, 1800 Diagonal convertible notes, Private Placement Convertible Notes, Private Placement Warrants and Goodwill and Definite-lived intangible assets recognized as part of acquisitions, represent Level 3 measurements.

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025	December 31, 2024
Assets:
Bifurcated embedded derivative asset - related party	3	$9,000	$63,000
Definite-lived intangibles*	3	$3,903,320	$3,903,320
Definite-lived intangibles**	3	$8,332,096	$3,883,853
Goodwill - Vidello (Note 4)*	3	$3,019,246	$—
Goodwill**	3	$21,991,721	$18,972,475
Liabilities:
Warrant liabilities - public	1	$667	$2,300
GEM warrant liabilities	3	$2,000	$15,000
Earnout liability (Note 4)	3	$962,693	$—
Yorkville convertible note	3	$2,003,000	$—
Agile term notes	3	$2,482,000	$3,143,000
1800 Diagonal convertible notes	3	$825,000	$432,000
Private Placement Convertible Notes	3	$2,304,000	$—
Private Placement Warrants	3	$901,000	$—

* Certain assets measured at the acquisition date.

** Measured at period-end.

Warrant Liability - Public Warrants

The Company assumed Public Warrants in the Merger, exercisable into 23,000 shares of Common A Common Stock, which were outstanding as of September 30, 2025 and December 31, 2024. The fair values of the Public Warrants are measured based on the listed market price of such warrants through September 30, 2025. See Note 14 - Warrant Liabilities for further details.

For the nine months ended, September 30, 2025, the Company recognized a gain of approximately $1,633 resulting from changes in the fair value of the derivative warrant liabilities, presented as change in fair value of warrant liabilities - related party in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the Public Warrants liability which are Level 1 financial liabilities that are measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2024	$2,300
Change in fair value	2,300
Balance at March 31, 2025	4,600
Change in fair value	-
Balance at June 30, 2025	4,600
Change in fair value	(3,933)
Balance at September 30, 2025	$667

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

For the nine months ended, September 30, 2025, the Company recognized a gain of approximately $13,000, resulting from changes in the fair value of the derivative warrant liabilities, presented as change in fair value of warrant liabilities in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the GEM Warrants liability which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2024	$15,000
Change in fair value	(4,000)
Balance at March 31, 2025	11,000
Change in fair value	(8,000)
Balance at June 30, 2025	3,000
Change in fair value	(1,000)
Balance at September 30, 2025	$2,000

Yorkville Convertible Notes

The measurement of fair value of the Yorkville convertible notes were determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, term, volatility, risk-free rate, and probability of optional redemption). Refer to Note 13 - Debt for further details.

For the nine months ended, September 30, 2025, the Company recognized a loss of approximately $249,000 resulting from changes in the fair value of the Yorkville convertible notes, presented as change in fair value of convertible promissory notes in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the changes in the fair value of the Yorkville convertible notes which is a Level 3 financial liability measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2024	$-
Issuance of Yorkville convertible note	4,950,000
Loss on debt issuance	444,000
Repayment in cash of Yorkville convertible notes	(3,640,000)
Change in fair value	249,000
Balance at September 30, 2025	$2,003,000

Bifurcated Embedded Derivative Assets

The fair value of the embedded put options, relating to the Convertible Note to CP BF issued on September 23, 2024, was determined using a Black Scholes option pricing model. Estimating fair values of embedded conversion features requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Because the embedded conversion features are initially and subsequently carried at fair values, the Company’s consolidated statements of operations will reflect the volatility in these estimate and assumption changes. The bifurcated embedded derivative net asset was $9,000 as of September 30, 2025. Refer to Note 13 - Debt for further details.

The following table sets forth a summary of the changes in the fair value of the bifurcated embedded derivative asset for the nine months ended September 30, 2025, relating to the Convertible Note to CP BF issued on September 23, 2024, which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

Fair Value
CP BF Convertible
Balance at December 31, 2024	$63,000
Change in fair value	(43,000)
Balance at March 31, 2025	20,000
Change in fair value	(19,000)
Balance at June 30, 2025	1,000
Change in fair value	8,000
Balance at September 30, 2025	$9,000

Term Notes (Agile)

On July 22, 2024, September 13, 2024, December 12, 2024, March 31, 2025 and June 12, 2025, the Company entered into term loan promissory note agreements with Agile Lending, LLC, and Agile Capital Funding, LLC, as the collateral agent, as discussed further in Note 13 - Debt of the notes to the condensed consolidated financial statements.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2025. The Company classified the Agile Term Notes as a Level 3 fair value measurement and used a discounted cash flow model to calculate the fair values as of September 30, 2025 and December 31, 2024, respectively. Key inputs for the valuation are summarized below. The discounted cash flow model uses inputs such as the contractual term of the note and a market participant interest rate.

The range of key inputs at issuance of the Agile term notes issued in 2025 and for the period ended September 30, 2025 were as follows:

	March 2025 Agile Note		June 2025 Agile Note
Key Inputs	September 30, 2025	March 31, 2025	September 30, 2025	June 12, 2025
Contractual term (years)	0.12	0.62	0.21	0.52
Interest rate	13.80%	13.12%	13.79%	15.95%

Refer to Note 13 - Debt, for a summary of the changes in the fair value of the Agile term notes which are Level 3 financial liabilities measured at fair value on a recurring basis.

Convertible Notes (1800 Diagonal)

On August 16, 2024, September 24, 2024, December 10, 2024, February 7, 2025, April 17, 2025, May 9, 2025, July 23, 2025 and September 12, 2025 the Company entered into convertible promissory notes with 1800 Diagonal Lending, LLC, as discussed further in Note 13 - Debt of the notes to the condensed consolidated financial statements.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2025. The Company classified these notes as Level 3 financial liabilities and used the Black-Scholes option pricing model to calculate the fair values as of September 12, 2025, July 23, 2025, May 9, 2025, and April 17, 2025. Key inputs for the simulation are summarized below. The Black-Scholes simulation uses inputs such as the stock price, volatility, the contractual term of the note, risk free interest rates and dividend yields.

The range of key inputs for the Black-Scholes simulations at issuance of the 1800 Diagonal convertible notes issued in 2025 and for the period ended September 30, 2025, were as follows:

	April 1800 Diagonal Note		May 1800 Diagonal Note		July 1800 Diagonal Note		September 1800 Diagonal Note
Key Inputs	September 30, 2025	April 17, 2025	September 30, 2025	May 9, 2025	September 30, 2025	July 23, 2025	September 30, 2025	September 12, 2025
Stock price	$2.94	$10.56	$2.94	$9.98	$2.94	$4.10	$2.94	$2.37
Contractual term (years)	0.38	0.84	0.38	0.78	0.67	0.86	0.72	0.77
Risk-free rate	4.02%	4.16%	4.02%	4.21%	3.90%	4.23%	3.89%	3.87%
Volatility(1)	142%	160%	142%	143%	134%	121%	131%	122%
Maturity probability	90%	80%	90%	80%	85%	80%	90%	85%
Default probability	10%	20%	10%	20%	15%	20%	10%	15%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

(1) The Company utilized historical equity volatility in measurement of the fair value of the notes.

Refer to Note 13 - Debt, for further description and a summary of the changes in the fair value of the 1800 Diagonal convertible notes which are Level 3 financial liabilities measured at fair value on a recurring basis.

Private Placement Offering (3i, LP)

On June 27, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor, 3i, LP (the “Buyer”) for the issuance and sale in a private placement (the “Private Placement Offering”) of senior secured convertible notes of the Company, in the aggregate original principal amount of $11,000,000 (the “Private Placement Convertible Notes”) which Notes shall be convertible into shares of common stock, par value $0.0001, of the Company (the “Common Stock”) (the shares of Common Stock issuable pursuant to the terms of the Notes, including, without limitation, upon conversion or otherwise, collectively, the “Conversion Shares”), in accordance with the terms of the Notes. The Company issued an initial Note (the "June 3i Note") in the aggregate original principal amount of $2,200,000 against the aggregate maximum under the Purchase Agreement with an initial conversion price of $2.50 per share and a warrant to initially acquire up to 67,124 shares of Common Stock (the “Buyer Warrants”) (as exercised, collectively, the “Warrant Shares”) at an exercise price of $2.50 per share. In connection with the Private Placement Offering, the Company has also entered into a letter agreement dated April 30, 2025 (the “Letter Agreement”) with Rodman & Renshaw LLC as the exclusive financial advisor (the “Financial Advisor”) pursuant to which the Company has agreed to issue financial advisor warrants to purchase up to an aggregate of 21,212 shares of Common Stock (the “Financial Advisor Warrants”, together with the Buyer Warrants, the “Private Placement Warrants”).

The Company determined that the Private Placement Convertible Note is eligible for the fair value option election in accordance with ASC 825-10-50-28, and made such election to account for the Private Placement Convertible Note at fair value. The Company estimated the fair value of the Private Placement Convertible Note at issuance using a Monte Carlo simulation, using the following key inputs: principal on the Private Placement Convertible Note of $2,200,000; remaining term of 1.0 years; a market interest rate of 10%; a risk-free rate of 3.88%; equity volatility of 180.0%; and probability of default of 28.7%.

On August 19, 2025, the parties held an additional closing pursuant to the terms of the Purchase Agreement (the “Second Closing”). The Company issued an additional note (the "August 2025 Note") in the original principal amount of $2,200,000, with an initial conversion price equal to $3.4891 per share and issuance date of August 19, 2025 (the Additional Note and the Initial Note, are collectively referred to herein as the “Notes”), and Additional Warrants to purchase up to 126,107 shares of Common Stock, at an initial exercise price equal to $3.4891 per share (the “Additional Warrants and the Initial Buyer Warrants, are collectively referred to herein as the “Buyer Warrants”), in the Second Closing. The Additional Note matures on August 19, 2026. Other than the maturity date and the conversion and exercise price of the Additional Note and Additional Warrants, respectively, the Additional Note and Additional Warrants have the same terms as those issued on the Initial Closing Date.

The Company determined that the August 2025 Note eligible for the fair value option election in accordance with ASC 825-10-50-28, and made such election to account for the August 2025 Note at fair value. The Company estimated the fair value of the Private Placement Convertible Note at issuance using a Monte Carlo simulation, using the following key inputs: principal on the Private Placement Convertible Note of $2,200,000; remaining term of 1.0 years; a market interest rate of 10%; a risk-free rate of 3.8%; equity volatility of 180.5%; and probability of default of 13.1%.

Refer to Note 13 - Debt, for a summary of the changes in the fair value of the Private Placement Convertible Notes which are Level 3 financial liabilities measured at fair value on a recurring basis, and to Note 14 - Warrant Liabilities for a description of the warrants issued in connection with the Private Placement Offering, respectively.

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

For the three and nine months ended, September 30, 2025, the Company recognized losses on issuance of $356,000 and $717,000, presented within loss on private placement issuance in the accompanying condensed consolidated statements of operations.

The following tables set forth a summary of the ranges of inputs to and the changes in the fair value of the Private Placement Warrant liability which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

Key Inputs	September 30, 2025

Stock price	$2.94
Contractual term (years)	2.75 - 4.89
Risk-free rate	0% - 3.7%
Volatility(1)	98% - 128%
Exercise Price	$2.50-$3.13
Dividend yield	0.00%

Fair Value
Balance at December 31, 2024	$-
Balance at March 31, 2025	$-
Loss on issuance	361,000
Balance at June 30, 2025	$361,000
Loss on issuance	356,000
Change in fair value	184,000
Balance at September 30, 2025	$901,000

8. Property and Equipment

Property and equipment, net consisted of the following at the dates indicated:

	September 30, 2025	December 31, 2024
Computers and equipment	$43,651	$34,474
Less: accumulated depreciation	(34,254)	(30,935)
Property and equipment, net	$9,397	$3,539

Depreciation expense for the nine months ended September 30, 2025 and 2024 was $3,319 and $2,825 respectively.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at the dates indicated:

	September 30, 2025	December 31, 2024
Prepaid expenses and other current assets:
Prepaid software costs	$194,565	$59,855
Service trade	145,548	239,041
Employee receivable	112,583	800
Prepaid insurance costs	68,509	130,345
Prepaid commissions	52,695	31,504
Prepaid consulting costs	—	76,767
Prepaid advertising and marketing costs	—	29,133
Prepaid merchant fees	—	26,690
Prepaid data license and subscription costs	—	3,125
Other current assets	31,953	46,414
Total prepaid expenses and other current assets	$605,853	$643,674

10. Goodwill

The following is a summary of goodwill by reportable segment as of and for the three and nine months ended September 30, 2025:

	Banzai Operating Co.	Vidello	OpenReel	Consolidated
Goodwill - December 31, 2024	$2,171,526	$-	$16,800,949	$18,972,475
Additions to goodwill (Note 4)	-	3,019,246	-	3,019,246
Goodwill - September 30, 2025	$2,171,526	$3,019,246	$16,800,949	$21,991,721

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

At September 30, 2025, as the Company has three operating segments which were deemed to be its reporting units, goodwill is allocated to each reporting unit and the carrying value of each reporting unit is determined based on the present value of the reporting unit's specific discounted cash flows for purposes of evaluating goodwill impairment. As of December 31, 2024, the date of the last goodwill impairment analysis, the Banzai Operating Co. reporting unit had a negative carrying value, and no impairment to goodwill was identified as of December 31, 2024. As of December 31, 2024, the OpenReel reporting unit had a carrying value that exceeded the fair value of the reporting unit. As such an impairment to goodwill $2.7 million was identified as of December 31, 2024.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at the dates indicated:

	September 30, 2025	December 31, 2024
Accrued expenses and other current liabilities:
Accrued accounting and professional services costs	$2,183,090	$2,419,829
Sales tax payable	482,256	452,508
Excise tax payable	223,717	223,717
Provision for tax payable	525,359	—
Accrued payroll and benefit costs	182,887	207,970
Accrued legal costs	153,884	315,764
Accrued subscription costs	53,737	46,759
Accrued streaming service costs	48,698	51,308
Other current liabilities	141,860	173,163
Total accrued expenses and other current liabilities	$3,995,488	$3,891,018

12. Deferred Revenue

Deferred revenue represents amounts that have been collected in advance of revenue recognition and is recognized as revenue when transfer of control to customers has occurred or services have been provided. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable revenue agreements. Differences between the revenue recognized per the below schedule, and the revenue recognized per the condensed consolidated statement of operations, reflect amounts not recognized through the deferred revenue process, and which have been determined to be insignificant. For the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company recognized $3,612,072 and $1,214,096 in revenue that was included in the prior year deferred revenue balance, respectively.

The change in total deferred revenue was as follows for the periods indicated:

	Nine Months Ended	Year Ended
	September 30, 2025	December 31, 2024
Deferred revenue, beginning of period	$4,052,270	$1,214,096
Billings	6,745,306	4,362,730
Revenue recognized (prior year deferred revenue)	(3,612,072)	(1,214,096)
Revenue recognized (current year deferred revenue)	(3,706,242)	(3,091,333)
OpenReel deferred revenue - short-term - previously recognized at acquisition	—	2,663,230
Vidello deferred revenue - short-term	228,610	—
Deferred revenue - short-term, end of period	3,707,872	3,934,627
OpenReel deferred revenue - long-term	93,726	117,643
Deferred revenue - short-term and long-term, end of period	$3,801,598	$4,052,270

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

As of September 30, 2025, the Company has issued an aggregate of 19,000 shares of Class A Common Stock to GEM in lieu of monthly payment obligations and during the three and nine months ended September 30, 2025, the Company paid an aggregate of $215,057 to satisfy the remaining balance of the GEM Promissory Note.

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

The Yorkville Promissory Notes have a maturity date (as modified by the Floor Price Reduction Agreement) of January 17, 2025, and accrue interest at 0% per annum, subject to an increase to 18% per annum upon events of default as defined in the agreement. As of September 30, 2025, no events of default have occurred.

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

On January 30, 2025 (the “Issuance Date”), in connection with and pursuant to the terms of the SEPA (refer to Note 16 – Equity for further details), Yorkville agreed to advance to the Company, in exchange for a Convertible Promissory Note (the “January 2025 Yorkville Note”), a total principal amount of $3,500,000. The Company received net proceeds of $3,140,000 after a non-cash original issue discount of $350,000, and $10,00 debt issuance costs paid to Yorkville.

The January 2025 Yorkville Note had a maturity date of July 31, 2025, but may be extended at the option of the Company. Beginning on the 30th day from the Issuance Date, and continuing on the same day of each successive calendar month thereafter, (each, an “Installment Date”), the Company shall repay a portion of the outstanding balance of the January 2025 Yorkville Note in an amount equal to the sum of (i) $1,000,000 of principal (or the outstanding Principal if less than such amount), plus (ii) a payment premium (in an amount equal to 4% of the Principal amount being paid (the “Payment Premium”), and (iii) accrued and unpaid interest as of each Installment Date (collectively, the “Installment Amount”). The Company maintains the right to pay each Installment Amount in cash or via an Advance Notice pursuant to the SEPA or any combination thereof. The January 2025 Yorkville Note bears an interest rate of 0% for the first 90 days following the Issuance Date, and 6% thereafter (the “Interest Rate”). The Interest Rate shall increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined by the January 2025 Yorkville Note). The January 2025 Yorkville Note is convertible into shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), at a conversion price of $20.00 per share (the “Conversion Price”). The Investor may elect to convert part or all of the outstanding balance of the Note at any time or from time to time after the Issuance Date. The Company may prepay the outstanding amount at any time, in whole or in part, subject to a 4% premium, provided that (i) the Company provides the Investor with at least 10 trading days’ prior written notice (each, a “Redemption Notice”) of its desire to prepay the outstanding amount (an “Optional Redemption”), and (ii) on the date the Redemption Notice is issued, the VWAP of the Class A Common Stock is less than the Conversion Price. Pursuant to the January 2025 Yorkville Note, the Company made payments totaling approximately $3,640,000, of which approximately $3,500,000 was applied against outstanding principal, and approximately $140,000 was paid to Yorkville as Payment Premiums and expensed as incurred. As of September 30, 2025, the January 2025 Yorkville Note was fully repaid.

On September 16, 2025, the Company entered into a Convertible Promissory Note (the “September 2025 Yorkville Note”) with Yorkville in principal amount of $2,000,000 (the “Original Principal Amount”) to the Company, to be used as an advance under the outstanding Standby Equity Purchase Agreement entered into on December 14, 2023 by the Company and the Investor. The Company received $890,000 from the Investor on that same date (“Advance #1), which reflects 50% of the Original Principal Amount, 10% discount and certain fees owed at such time. Upon the effectiveness of the registration statement on Form S-1, originally filed with the SEC on September 12, 2025 (File No. 333-290241) and the delivery of a closing statement, the Investor shall remit an amount equal to 50% of the remaining Original Principal Amount, or $1,000,000, less a discount equal to 10% of the Original Principal Amount, netted from the purchase price due and structured as a purchase discount (“Advance #2”).

The September 2025 Yorkville Note was issued on September 16, 2025 and the maturity date of the September 2025 Yorkville Note is March 16, 2026, but may be extended at the option of the Company. Beginning on the 30th day from the date of issuance, and continuing on the same day of each successive calendar month thereafter, (each, an “Installment Date”), the Company shall repay a portion of the outstanding balance of the Note in an amount equal to the sum of (i) $500,000 of principal (or the outstanding Principal if less than such amount), plus (ii) a payment premium in an amount equal to 4% of the Principal amount being paid (the “Payment Premium”), and (iii) accrued and unpaid interest hereunder as of each Installment Date (collectively, the “Installment Amount”). The Company maintains the right to pay each Installment Amount in cash or via an Advance Notice pursuant to the SEPA or any combination thereof. The September 2025 Yorkville Note bears an interest annual rate of 6%, which shall increase to 18% upon the occurrence of an Event of Default, as defined in the September 2025 Yorkville Note. The September 2025 Yorkville Note is convertible into shares of the Company’s Class A common stock, par value $0.0001 per share, at a conversion price of $2.50 per share (the “Conversion Price”). The Investor may elect to convert part or all of the outstanding balance of the September 2025 Yorkville Note at any time or from time to time after the date of issuance. The Company maintains the right to redeem all or any part of the September 2025 Yorkville Note, at any time, provided that (i) the Company provides the Investor with at least 10 trading days’ prior written notice (each, a “Redemption Notice”) of its desire to prepay the outstanding amount (an “Optional Redemption”), and (ii) on the date the Redemption Notice is issued, the VWAP of the Class A Common Stock is less than the Conversion Price.

The Company determined that the January 2025 Yorkville Note and September 2025 Yorkville Note were eligible for the fair value option election in accordance with ASC 825-10-50-28, and made such election to account for the January 2025 Yorkville Note and September 2025 Yorkville Note at fair value.

The Company estimated the fair value of the January 2025 Yorkville Note at issuance of $3,402,000 using a Monte Carlo simulation, using the following key inputs: principal on the January 2025 Yorkville Note of $3,500,000; remaining term of .50 years; the fair value of the Company’s Class A common stock on the valuation date of $2.24 per share; a market interest rate of 8.7%; a risk-free rate of 4.27%; equity volatility of 224.0%; and the Payment Premium of 4%. Upon issuance, the Company recognized a loss of $252,000 representing the difference between issuance date fair value and the proceeds received net of the original issue discount of $3,150,000, which is included in loss on debt issuance on the accompanying condensed consolidated statement of operations. As of September 30, 2025, the January 2025 Yorkville Note was fully repaid.

The Company estimated the fair value of the September 2025 Yorkville Note at issuance of $1,992,000 using a Monte Carlo simulation, using the following key inputs: principal on the September 2025 Yorkville Note of $2,000,000; remaining term of .50 years; the fair value of the Company’s Class A common stock on the valuation date of $2.12 per share; a market interest rate of 11.8%; a risk-free rate of 3.81%; equity volatility of 128.0%; and the Payment Premium of 4%. Upon issuance, the Company recognized a loss of $192,000 representing the difference between issuance date fair value and the proceeds received net of the original issue discount, which is included in loss on debt issuance on the accompanying condensed consolidated statement of operations.

The Company estimated the fair value of the September 2025 Yorkville Note at September 30, 2025 using a Monte Carlo simulation, using the following key inputs: outstanding principal on the September 2025 Yorkville Note of approximately $2,000,000; remaining term of .46 years; the fair value of the Company’s Class A common stock on the valuation date of $2.94 per share; a market interest rate of 11.5%; a risk-free rate of 3.86%; equity volatility of 123.0%; and the Payment Premium of 4%.

The Company estimated the fair value of the January 2025 Yorkville Note at March 31, 2025 using a Monte Carlo simulation, using the following key inputs: outstanding principal on the Yorkville Note of approximately $1,695,000; remaining term of .33 years; the fair value of the Company’s Class A common stock on the valuation date of $11.20 per share; a market interest rate of 11.3%; a risk-free rate of 4.29%; equity volatility of 171.0%; and the Payment Premium of 4%. As of September 30, 2025, the note was fully repaid.

During the three months and nine months ended September 30, 2025, the Company recognized a loss of approximately $11,000 and $249,000, respectively, on the change in fair value of the September 2025 Yorkville Note and January 2025 Yorkville Note.

During the three and nine months ended September 30, 2024, the Company recorded a loss of $115,000 and $693,000, respectively, related to the change in fair value of the Yorkville Promissory Notes liability, respectively. As of September 30, 2024, the full outstanding balances of the notes issued to Yorkville have been converted into the Company's Class A Common stock and repaid.

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

The effective interest rate for the Term Note was 16% for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2024, interest expense on the Term Note totaled $264,235 and $851,175, respectively, comprised of $238,843 and $772,550, respectively, of contractual interest and $25,392 and $78,625, respectively, for the amortization of the discount. The effective interest rate for the CP BF Convertible Note and First Amendment Convertible Note was 16% for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2024, interest expense on the Convertible Notes totaled $112,571 and $350,430, respectively, comprised of $104,314 and $325,818, respectively, of contractual interest and $8,257 and $24,612, respectively, for the amortization of the discount.

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

The embedded redemption put feature upon a Prepayment and Default Interest triggering events that are unrelated to the creditworthiness of the Company are not clearly and closely related to the debt host instrument, were separated and bundled together, as a derivative and assigned probabilities of being affected and initially measured at fair value in the amount of $12,000. Subsequent changes in fair value of the feature will be recognized as a gain or loss in the Consolidated Statement of Operations. The fair value of the bifurcated derivative asset was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative (See Note 7 - Fair Value Measurements). As of September 30, 2025, the fair value of the bifurcated derivatives was $9,000. The Company recorded a loss related to the change in fair value of the bifurcated derivatives of $54,000 for the nine months ended September 30, 2025.

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

On September 24, 2024, the Company entered into a securities purchase agreement with an institutional investor for the issuance and sale in a private placement with gross proceeds to the Company of approximately $4.6 million. One of the contingent redemption features in the 2024 CP BF Convertible Note relates to the Company prepaying, either partially or in whole, the obligations upon the sale of the Company's capital stock equal to 20% of the cash proceeds in excess of $3,000,000. For the nine months ended September 30, 2025, the Company paid a total of $2,840,677 which satisfied outstanding principal under the 2024 CP BF Convertible Note.

The effective interest rate for the 2024 CP BF Convertible Note was approximately 15.4% for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2025, interest expense on the 2024 CP BF Convertible Note totaled $299,719 and $958,406, respectively, consisting of $300,669 and $955,715, respectively, of contractual interest offset by $950 and $2,690, respectively, of amortization of the debt premium.

The following table presents the 2024 CP BF Convertible Note as of September 30, 2025:

Face value of the CP BF convertible notes	$8,758,775
Debt premium, net	8,375
Carrying value of the CP BF convertible notes	8,767,150
Accrued interest	1,320,508
Prepayments made	(3,123,992)
Conversions	(216,284)
Total CP BF convertible notes and accrued interest	$6,747,383

The following table presents the 2024 CP BF Convertible Note as of December 31, 2024:

Face value of the CP BF convertible notes	$8,758,775
Debt premium, net	11,066
Carrying value of the CP BF convertible notes	8,769,841
Accrued interest	369,459
Prepayments made	(283,315)
Conversions	(216,284)
Total CP BF convertible notes and accrued interest	$8,639,701

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

Interest expense on the Agile Notes totaled $817,721 and $1,499,649 for the three and nine months ending September 30, 2025, respectively and is included in the fair value of the notes.

The following presents the Agile Notes as of September 30, 2025:

Fair Value
Balance at December 31, 2024	3,143,000
Issuance of Agile term notes	4,000,000
Loss on restructuring	1,769,895
Repayments in cash	(3,540,800)
Change in fair value	165,905
Balance at March 31, 2025	5,538,000
Issuance of Agile term notes	262,500
Loss on issuance	110,500
Repayments in cash	(1,929,885)
Change in fair value	149,885
Balance at June 30, 2025	4,131,000
Repayments in cash	(1,724,250)
Change in fair value	75,250
Balance at September 30, 2025	$2,482,000

Outstanding principal balance as of September 30, 2025	$2,108,014
Accrued interest as of September 30, 2025	$1,499,649

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

On September 24, 2024, the Company issued a second promissory note (the “September 1800 Diagonal Note”) for an aggregate principal amount of $124,200 and received $100,000 of proceeds, net of an original discount of $16,200 and issuance costs of $8,000 for due diligence and legal fees, with a maturity date of July 30, 2025. The stated interest rate on the September Note is 12% per annum, and interest shall accrue on the September Note commencing on and including the issuance date pursuant to the September Note Agreement's repayment and amortization schedule. On July 23, 2025, the Company exercised its conversion option under the September 1800 Diagonal Note. On the conversion date, the September 1800 Diagonal Note had a fair value of $17,000 and converted into 7,034 shares of the Company's Class A Common Stock.

On December 10, 2024, the Company issued a third promissory note (the “December 1800 Diagonal Note”) for an aggregate principal amount of $124,200 and received $100,000 of proceeds, net of an original discount of $16,200 and issuance costs of $8,000 for due diligence and legal fees, with a maturity date of October 15, 2025. The stated interest rate on the December Note is 12% per annum, and interest shall accrue on the December Note commencing on and including the issuance date pursuant to the December Note Agreement's repayment and amortization schedule. On July 22, 2025, the Company exercised its conversion option under the December 1800 Diagonal Note. On the conversion date, the December 1800 Diagonal Note had a fair value of $58,000 and converted into 19,986 shares of the Company's Class A Common Stock.

On February 7, 2025, the Company issued a fourth promissory note (the “February 1800 Diagonal Note”) for an aggregate principal amount of $124,200 and received $100,000 of proceeds, net of an original discount of $16,200 and issuance costs of $8,000 for due diligence and legal fees, with a maturity date of December 15, 2025. The stated interest rate on the February Note is 12% per annum, and interest shall accrue on the February Note commencing on and including the issuance date pursuant to the February Note Agreement's repayment and amortization schedule. On August 11, 2025, the Company exercised its conversion option under the February 1800 Diagonal Note. On the conversion date, the February 1800 Diagonal Note had a fair value of $80,700 and converted into 32,780 shares of the Company's Class A Common Stock.

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

On July 23, 2025, the Company issued a seventh promissory note (the “July 1800 Diagonal Note”) for an aggregate principal amount of $295,500 and received $250,000 of proceeds, net of an original discount of $38,500 and issuance costs of $7,000 for due diligence and legal fees, with a maturity date of May 30, 2026. The stated interest rate on the May Note is 12% per annum, and interest shall accrue on the July Note commencing on and including the issuance date pursuant to the July Note Agreement's repayment and amortization schedule.

On September 12, 2025, the Company issued an eighth promissory note (the “September 1800 Diagonal Note”) for an aggregate principal amount of $151,800 and received $125,000 of proceeds, net of an original discount of $19,800 and issuance costs of $7,000 for due diligence and legal fees, with a maturity date of June 15, 2026. The stated interest rate on the September Note is 14% per annum, and interest shall accrue on the September Note commencing on and including the issuance date pursuant to the September Note Agreement's repayment and amortization schedule.

The April 1800 Diagonal Note, the May 1800 Diagonal Note, the July 1800 Diagonal Note, and the September 1800 Diagonal Note are together referred to as the “1800 Diagonal Notes”.

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

Interest expense on the 1800 Diagonal Notes totaled approximately $54,835 and $71,505 for the three and nine months ending September 30, 2025 and is included in the fair value of the notes.

The following table presents the 1800 Diagonal Notes as of September 30, 2025:

Fair Value
Balance at December 31, 2024	$432,000
Issuance of 1800 Diagonal convertible notes	124,200
Loss on debt issuance	21,800
Repayments in cash	(145,286)
Change in fair value	(21,714)
Balance at March 31, 2025	411,000
Issuance of 1800 Diagonal convertible notes	393,300
Loss on debt issuance	58,700
Repayments in cash	(316,719)
Change in fair value	(16,281)
Balance at June 30, 2025	530,000
Issuance of 1800 Diagonal convertible notes	447,350
Loss on debt issuance	65,650
Repayments in cash	(65,589)
Change in fair value	4,190
Conversions	(156,600)
Balance at September 30, 2025	$825,000

Outstanding principal balance as of September 30, 2025	$732,684
Accrued interest as of September 30, 2025	$71,505

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

On June 30, 2025, the parties conducted the initial closing pursuant to the terms of the Purchase Agreement. The Company issued an initial Note (the "June 3i Note") in the aggregate original principal amount of $2,200,000 against the aggregate maximum under the Purchase Agreement with an initial conversion price of $2.50 per share and a warrant to initially acquire up to 67,124 shares of Common Stock (the “Buyer Warrants”) (as exercised, collectively, the “Warrant Shares”) at an exercise price of $2.50 per share. The Company received proceeds of $1,725,000, net of original issue discount and issuance fees and costs. The Company intends to use the net proceeds received from the Offering for general corporate purposes and working capital.

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

On August 19, 2025, the parties held an additional closing pursuant to the terms of the Purchase Agreement (the “Second Closing”). The Company issued an additional note (the "August 3i Note") in the original principal amount of $2,200,000, with an initial conversion price equal to $2.50 per share and issuance date of August 19, 2025 (the Additional Note and the Initial Note, are collectively referred to herein as the “Notes”), and Additional Warrants to purchase up to 126,107 shares of Common Stock, at an initial exercise price equal to $2.50 per share (the “Additional Warrants and the Initial Buyer Warrants, are collectively referred to herein as the “Buyer Warrants”), in the Second Closing. The Additional Note matures on August 19, 2026. Other than the maturity date of the Additional Note and Additional Warrants, respectively, the Additional Note and Additional Warrants have the same terms as those issued on the Initial Closing Date. The initial net proceeds to the Company from the August 2025 Note were approximately $1.762 million, after the original issuance discount and deducting financial advisory fees and estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the Offering for general corporate purposes and working capital.

The August 2025 Note was issued with an original issue discount of 10.0% (the “OID”), as was the Note issued on the Initial Closing Date and accrue interest at a rate of 10.0% per annum. The August 2025 Note matures 12 months from the date of issuance (the “Maturity Date”), unless extended pursuant to the terms thereof. The Notes are convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to quotient of the Conversion Amount divided by (y) the Conversion Price (the “Conversion Rate”). At no time may the Buyer hold more than 4.99% (or up to 9.99% at the election of the Buyers pursuant to the Notes) of the outstanding Common Stock. The conversion price of the Additional Note is subject to a floor price of $1.10.

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

Interest expense on the Private Placement Convertible Notes totaled approximately $1,193,231 for the three and nine months ending September 30, 2025 and is included in the fair value of the notes.

The following table presents the Private Placement Convertible Notes as of September 30, 2025:

Fair Value
Balance at December 31, 2024	$—
Balance at March 31, 2025	-
Issuance of Private Placement Convertible Notes	2,200,000
Loss on debt issuance	476,000
Balance at June 30, 2025	2,676,000
Issuance of Private Placement Convertible Notes	2,000,000
Loss on debt issuance	1,083,000
Repayments in cash	$(1,291,516)
Change in fair value	$(514,338)
Conversions	$(1,649,146)
Balance at September 30, 2025	$2,304,000

Outstanding principal balance as of September 30, 2025	$2,750,853
Accrued interest as of September 30, 2025	$1,193,231

14. Warrant Liabilities

Public Warrants

The Company assumed Public Warrants in the Merger, exercisable into 23,000 shares of Common Stock of the Company, and which remained outstanding as of September 30, 2025. The Public Warrants have an exercise price of $5,750 per share, subject to adjustments, and will expire five years from the Merger Closing Date. The exercise price and number of shares of Class A Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation.

The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A Common Stock underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration, or a valid exemption from registration is available. No Public Warrant will be exercisable and the Company will not be obligated to issue a share of Class A Common Stock upon exercise of a Public Warrant unless the shares of Class A Common Stock issuable upon such Public Warrant exercise has been registered, qualified, or deemed to be exempt under the securities laws of the state of of the registered holder of the Public Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Public Warrant, the holder of such Public Warrant will not be entitled to exercise such Public Warrant and such Public Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Public Warrant. The Resale Registration statement went effective on February 14, 2024. As the Resale Registration Statement was declared effective within the contractual 60-day term upon closing of the Merger, no "cashless basis" exercises were triggered during the period ended September 30, 2025.

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

The measurement of fair value was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, exercise price, term, volatility, risk-free rate, probability of dilutive term of three years, and expected time to conversion). As of September 30, 2025 and December 31, 2024, the fair value of the Warrants, as determined by the Monte Carlo simulation option pricing model, were $2,000 and $15,000, respectively.

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

Private Placement Offering Warrants

In association with the Private Placement Convertible Notes, see Note 13 - Debt for further details, at Closing, the Company issued Private Placement Warrants. Holders of the Private Placement Warrants may exercise the Private Placement Warrants at any time and from time to time until the three years from the date of issuance for the June issuance and five years from the date of issuance for the August issuance. The terms of the Private Placement Warrants provide that the exercise price of the Private Placement Warrants, and the number of shares of Class A Common Stock for which the Private Placement Warrants may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of Banzai Common Stock resulting from stock splits, reverse stock splits, consolidations, combinations, and reclassifications. Additionally, the Private Placement Warrants contain anti-dilution and change in option price or rate of conversion price ("Variable Price") provisions that provide that if the Company issues shares of Common Stock, or securities convertible into or exercisable or exchange for, shares of Common Stock after the Private Placement Offering, at a price per share that varies or may vary with the market price of the shares of Common Stock, including by way of one or more reset(s) to a fixed price, then the Holders of Private Placement Warrants have the right, but not the obligation, at their sole discretion, to elect to substitute the Variable Price for the Exercise Price upon exercise of the Private Placement Warrants.

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

The measurement of fair value at issuance on June 30, 2025 and August 19, 2025, was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, exercise price, term, volatility, risk-free rate, and term of three to five years). As of September 30, 2025, the fair value of the Private Placement Warrants, as determined by the Monte Carlo simulation option pricing model, was $901,000.

The following table sets forth a summary of the inputs to the Monte Carlo Simulation for the Private Placement Warrant liability which are Level 3 financial liabilities that are measured at fair value on a recurring basis:

Key Inputs	September 30, 2025

Stock price	$2.94
Contractual term (years)	2.75 - 4.89
Risk-free rate	0% - 3.7%
Volatility(1)	98% - 128%
Exercise Price	$2.50-$3.13
Dividend yield	0.00%

15. Commitments and Contingencies

Leases

The Company has operating leases for its real estate across multiple states. The operating leases have remaining lease terms of approximately 2.08 years as of September 30, 2025 and consist primarily of office space.

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

The components of lease expense for the three months ended September 30, 2025 and 2024 , are as follows:

	For the Three Months Ended September 30,
Components of lease expense:	2025	2024
Operating lease cost	$7,333	$44,999
Sublease income	-	(12,000)
Total lease (income) cost	$7,333	$32,999

The components of lease expense for the nine months ended September 30, 2025 and 2024, are as follows:

	For the Nine Months Ended September 30,
Components of lease expense:	2025	2024
Operating lease cost	$21,997	$138,383
Sublease income	—	(117,084)
Total lease (income) cost	$21,997	$21,299

Supplemental cash flow information related to leases are as follows:

	For the Nine Months Ended September 30,
Supplemental cash flow information:	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Non-cash lease expense (operating cash flow)	$17,391	$131,627
Change in lease liabilities (operating cash flow)	(16,740)	(231,691)

Supplemental balance sheet information related to leases was as follows:

Operating leases:	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$55,174	$72,565
Operating lease liability, current	25,046	22,731
Operating lease liability, non-current	30,919	49,974
Total operating lease liabilities	$55,965	$72,705

Weighted-average remaining lease term:	September 30, 2025	December 31, 2024
Operating leases (in years)	2.08	2.83

Weighted-average discount rate:	September 30, 2025	December 31, 2024
Operating leases	9.40%	9.40%

Future minimum lease payments under non-cancellable lease as of September 30, 2025, are as follows:

Maturities of lease liabilities:
Year Ending December 31,
Remainder of 2025	$7,259
2026	29,466
2027	25,167
2028	—
2029 and thereafter	—
Total undiscounted cash flows	61,892
Less discounting	(5,927)
Present value of lease liabilities	$55,965

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

Repayment Agreement with Perkins Coie LLP

On September 9, 2024, the Company entered into a Repayment Agreement (the “Perkins Repayment Agreement”) where the Company agreed to issue $1,385,000 worth of shares, which the Company shall register no fewer than 46,000 shares, subject to adjustment, in a registration statement on Form S-1 within 60 days of entering into the Perkins Repayment Agreement, and will use reasonable best efforts to ensure the Registration Statement becomes effective promptly and remains effective until all shares issued under the Perkins Repayment Agreement are sold. The Company’s registration statement on Form S-1 was filed with the SEC on October 16, 2024 and became effective on November 6, 2024. As of December 31, 2024, the Company had issued 60,000 shares to Perkins to settle part of the outstanding liability balance. During the nine months ending September 30, 2025, the Company issued 130,000 shares to Perkins to settle the remaining outstanding liability balance.

Repayment Agreement with Cooley LLP

On September 19, 2024 the Company entered into a Repayment Agreement with Cooley LLP (“Cooley”) for previously provided legal services (the “Cooley Repayment Agreement”). Under the Cooley Repayment Agreement, the Company’s outstanding fees have been lowered from $1,523,029 to $400,000 (the “Cooley Unpaid Fee”) in exchange for 11 monthly installments of $36,300, with the first payment to be made on October 1, 2024. If payments are not made in accordance with the Repayment Agreement, Cooley retains the right to seek to collect the entire original outstanding fee balance. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated. The Company made all required payments as of June 30, 2025 and accordingly recognized a gain on settlement of approximately $1.1 million, recognized within Gain on extinguishment of liabilities on the condensed consolidated statement of operations, for the nine months ended September 30, 2025.

Settlement Letter with CohnReznick LLP

On September 19, 2024, the Company entered into a Settlement Letter with CohnReznick LLP (“CohnReznick”) regarding the Company’s unpaid balance totaling $817,400 for services rendered in connection with the 7GC business combination with the Company (the “Settlement Letter”). Under the Settlement Letter, the Company and CohnReznick agreed to settle the total unpaid balance due, upon CohnReznick’s receipt of $450,000 (the “Settlement Amount”), which will be paid in 15 equal monthly installments of $30,000. In consideration of the Settlement Letter, CohnReznick has agreed to not to pursue collection efforts now or at any time in the future, except as otherwise provided in the Settlement Letter. If payments are not made in accordance with the Settlement Letter, the unpaid portion of the total unpaid balance will immediately become due and payable. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated. The remaining unpaid balance of $577,400 is included in Accrued expenses and other current liabilities on the condensed consolidated balance sheet as of September 30, 2025.

Repayment Agreement with Sidley Austin LLP

On September 19, 2024, the Company entered into a Repayment Agreement with Sidley Austin LLP (“Sidley”) for previously provided legal services (the “Sidley Repayment Agreement”). Under the Sidley Repayment Agreement, the Company’s outstanding fees have been lowered from $4,815,979 to $1,605,326 (the “Sidley Unpaid Fee”). Under the Sidley Repayment Agreement, the Company agrees to 12 monthly payments that Sidley applies to the balance of the Sidley Unpaid Fee on a 2 for 1 basis, such that for every one dollar ($1.00) paid by Company, Sidley shall reduce the Sidley Unpaid Fee Amount by an additional two dollars ($2.00). If payments are not made in accordance with the Sidley Repayment Agreement, the shortfall shall accrue interest at a rate of 12% per annum, compounded daily, until such payment is made. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated. The Company made all required payments as of June 30, 2025 and accordingly recognized a gain on settlement of approximately $3.2 million, recognized within Gain on extinguishment of liabilities on the condensed consolidated statement of operations, for the nine months ended September 30, 2025.

Repayment Agreement with Donnelley Financial LLC

On September 13, 2024, the Company entered into a Repayment Agreement with Donnelley Financial LLC (“Donnelley”) for previously provided services (the “Donnelley Repayment Agreement”). Under the Donnelley Repayment Agreement, the Company’s outstanding fees have been lowered from $1,072,148 to $357,025 (the “Donnelley Unpaid Fee”). The Donnelley Unpaid Fee will be paid in 12 monthly installments, with the first monthly payment of $45,000 due on October 1, 2024; the remaining 11 payments shall each be in the amount of $28,366. Under the Donnelly Repayment Agreement, the original outstanding fee balance shall become immediately due and payable upon the occurrence of certain events, including failure to make a payment of the Donnelly Unpaid Fee when due and failure to pay for any additional services. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated. The remaining unpaid balance of $109,464 is included in Accrued expenses and other current liabilities on the condensed consolidated balance sheet as of September 30, 2025.

Repayment Agreement with Verista Partners, Inc.

On August 26, 2024, the Company entered into a Repayment Agreement with Verista Partners, Inc. aka Winterberry Group, (“Verista” or “Winterberry”) for previously provided services (the “Verista Repayment Agreement”). Under the Verista Repayment Agreement, the Company’s outstanding fees are $196,666 (the “Verista Unpaid Fee”). The Company and Verista have agreed that the Verista Unpaid Fee will be repaid with $66,666 worth of shares of the Company, and $130,000 in 16 equal cash installment payments of $8,125, beginning on October 1, 2024, and on the first day of each month thereafter through January 1, 2026. As of September 30, 2025, the Company had issued 3,000 shares and made aggregate installment payments of $78,437 to Verista. The remaining unpaid balance of $45,785 is included in Accounts Payable on the condensed consolidated balance sheet as of September 30, 2025.

Payment to Act-On

The Company previously announced its entry into an Agreement and Plan of Merger, dated January 22, 2025, with Act-On Software, Inc., a Delaware corporation (“Act-On”), and Banzai Passage Inc., a Delaware corporation and wholly owned subsidiary of Banzai. Although the Company worked diligently to complete all closing conditions of the Plan of Merger, due to current market conditions, on June 6, 2025, Act-On served Banzai with a notice of termination to terminate the Merger Agreement and any related agreements (collectively, the “Transaction Documents”). As per the Transaction Documents, within five calendar days, the Company was required to pay certain termination fees including $500,000 in liquidated damages to cover certain transaction expenses that Act-On incurred in connection with the merger contemplated by the Merger Agreement and $882,030 in additional interest and extension fees associated with one of Act-On’s outstanding debts that the Company had intended to payoff in connection with the merger contemplated by the Merger Agreement. As of September 30, 2025, the Company had paid the total amount owed of approximately $1,382,030 to Act-On.

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

There were 5,205,098 shares (4,973,984 Class A Common Stock and 231,114 Class B Common Stock) issued and outstanding at September 30, 2025 and 819,516 shares (588,402 Class A Common Stock and 231,114 Class B Common Stock) issued and outstanding at December 31, 2024.

Preferred Stock

The Company is authorized to issue 75,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of September 30, 2025 and December 31, 2024, one and one shares of preferred stock were outstanding, respectively.

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

During the three and nine months ended September 30, 2025, the Company issued Advance Notices to Yorkville pursuant to the SEPA requesting the purchase of shares of the Company’s Class A common stock. The Company elected to issue Advance Notices subject to both the Option 1 Pricing Period (the “Option 1 Advances”) and the Option 2 Pricing Period (the “Option 2 Advances”).

During the nine months ended September 30, 2025 the Company requested the purchase of a total of 1,266,001 shares of the Company’s Class A common stock in connection with the Option 1 Advances, which Yorkville purchased for a total purchase price of approximately $6,814,734. The Company recognized a loss of approximately $340,850 on the sales, which represents the difference between the fair value of the shares issued and the proceeds received from the sales.

During the nine months ended September 30, 2025 the Company requested the purchase of a total of 1,179,000 shares of the Company’s Class A common stock in connection the Option 2 Advances. The issuance of the Advance Notices subject to the Option 2 Pricing Period represents the creation of forward share sales contracts, which were determined to meet the definition of a derivative pursuant to

ASC Topic 815, Derivatives and Hedging. As such, upon issuance of the Advance Notices for the Option 2 Advances, the Company recognized derivative liabilities totaling approximately $431,203 in the aggregate, the fair values of which represented the intrinsic value of the requested number of shares of Class A common stock on the Advance Notice dates. The Company recognized a loss of approximately $431,000 during the nine months ended September 30, 2025 representing the change in fair value of the derivative liabilities during the period from the Advance Notice dates and the settlement dates of the Option 2 Advances. Upon settlement of the Option 2 Advances, the Company sold an aggregate of 1,179,000 shares of the Company’s Class A common stock to Yorkville for total proceeds of approximately $10,779,127.

Additionally, during the nine months ended September 30, 2025, the Company settled one Advance Notice subject to the Option 2 Pricing Period issued on December 30, 2024, and accordingly sold 30,489 of the Company’s Class A common stock to Yorkville for proceeds of approximately $48,000.

Shares Issued under ATM Agreement

On August 27, 2025, the Company, entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), to sell its shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), from time to time, in an “at the market offering” program through Wainwright, with certain limitations on the amount of Class A Common Stock that may be offered and sold thereunder. The sales of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Capital Market or on any other existing trading market for the Company’s Class A Common Stock, directly to Wainwright as principal, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or in any other method permitted by law.

During the nine months ended September 30, 2025, the Company issued 406,772 shares under the ATM Agreement for net proceeds of approximately $1,078,710.

Shares Issued to Hudson

On January 3, 2025, the Company issued 15,000 restricted shares of its Common Stock, with a determined fair value of $232,500, partially in exchange for the business advisory services outlined in the consulting agreement with Hudson Global Ventures, LLC, a Nevada limited liability company ("Hudson"). On April 25, 2025, July 1, 2025 and September 3, 2025, the Company issued 40,000, 23,600, and 52,000, respectively, restricted shares of its Class A Common Stock to Hudson, in exchange for certain business advisory services as outlined in a consulting agreement with Hudson, executed on April 1, 2025.

Shares Issued to Verista

On August 26, 2024, the Company issued 3,000 shares of its Common Stock, with a determined fair value of $49,800, in partial settlement of amounts owing to Verista. Refer to Note 15 - Commitments and Contingencies for further detail.

Shares Issued for RSU

During the nine months ended September 30, 2025, holders of 125,427 RSU's exercised those RSU's in exchange for 125,427 shares of Class A Common Stock of the Company.

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

Shares Issued for private placement

In May 2025, the Company entered into a private placement agreement with certain investors to sell 31,885 shares of Class A common stock at $6.90 per share and 32,352 prefunded warrants (the "May 2025 Prefunded Warrants") at $3.40 per warrant. The May 2025

Prefunded Warrants were immediately exercised, resulting in the issuance of 32,352 shares of Class A common stock. The Company collected in aggregate $330,000 of gross proceeds from this private placement.

17. Stock-Based Compensation

During 2023, the Company adopted the 2023 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees of the Company and certain designated companies as determined by the Board of Directors, to purchase shares of the Company's Common Stock. The aggregate number of shares of common stock that may be purchased pursuant to the Purchase Plan is equal to 2% of the fully diluted common stock determined at the Close of the Merger Agreement, determined to be 1,144. In addition, the aggregate number of shares of common stock that remain available to be awarded under the Purchase Plan, will automatically increase on January 1 of each year for a period of 10 years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to the lesser of one percent (1%) of the total number of shares of the fully diluted common stock determined as of December 31 of the preceding year, or a number of shares of common stock equal to two hundred percent (200%) of the initial share reserve of 1,144. As of September 30, 2025 and December 31, 2024, 26,039 and 1,156 shares of common stock remain available to be purchased under the Purchase Plan, respectively.

During 2023, the Company adopted the 2023 Equity Incentive Plan (the “Plan”). The Plan permits the granting of incentive stock options, nonstatutory stock options, SARs, restricted stock awards, RSU awards, performance awards, and other awards. to employees, directors, and consultants. The aggregate number of shares of common stock that may be issued will not exceed approximately 12.5% of the fully diluted common stock determined at the Close of the Merger, determined to be approximately 7,152. In addition, the aggregate number of shares of common stock that remain available to be awarded under the Plan, will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to 5% of the total number of shares of the fully diluted common stock determined as of the day prior to such increase. As of September 30, 2025 and December 31, 2024, 425,699 and 232 stock options remain available to be awarded under the Plan, respectively.

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

The following table summarizes assumptions used to compute the fair value of options granted:

	September 30, 2025	September 30, 2024
Stock price	$14-5,990	$146 - 305
Exercise price	$15-5,990	$146 - 2,500
Expected volatility	110.95%	61.00 - 62.12%
Expected term (in years)	10	5.61 - 6.08
Risk-free interest rate	4.45%	4.20 - 4.45%

A summary of stock option activity under the Plan is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2024	2,566	$1,618.30	8.52	$—
Granted	10,086	210.45	9.12	—
Expired	(17)	176.44	—	—
Forfeited	(43)	292.63	—	—
Outstanding at September 30, 2025	12,592	$347.85	8.89	—
Exercisable at September 30, 2025	1,312	$1,668.77	6.82	$—

In connection with issuances under the Plan, the Company recorded stock-based compensation expense related to stock options of $79,488 and $182,496, which is included in general and administrative expense for the nine months ended September 30, 2025 and 2024, respectively. The weighted-average grant-date fair value per option granted during the nine months ended September 30, 2025 and 2024 was $12 and $85, respectively. As of September 30, 2025 and 2024, $261,467 and $591,887 of unrecognized compensation expense related to non-vested awards is expected to be recognized over the weighted average period of 9.13 and 3.55 years, respectively. The aggregate intrinsic value is calculated as the difference between the fair value of the Company’s stock price and the exercise price of the options.

RSUs

During the year ended December 31, 2024, the Company began issuing RSUs to employees and to non-employee directors. Each RSU entitles the recipient to one share of Class A Common Stock upon vesting. The Company measures the fair value of RSUs using the stock price on the date of grant. Stock-based compensation expense for employee-granted RSUs is recorded ratably over their vesting period of (a) four years - 25% of the RSUs will vest on each anniversary, or (b) one year - 25% will vest quarterly, or (c) one year – 100% will vest on the first anniversary of the vesting commencement date until the RSU is fully vested. Stock-based compensation expense for non-employee director-granted RSUs is recorded ratably over their vesting period which is the earlier to occur of the one (1) year anniversary of the respective grant date, or the next annual meeting of stockholders following the respective grant date.

A summary of the activity with respect to, and status of, RSUs during the nine months ended September 30, 2025 is presented below:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	34,078	$17.40
Granted	520,529	7.03
Exercised	(125,427)	11.91
Forfeited	(14,751)	8.49
Outstanding at September 30, 2025	414,429	$7.45

For the nine months ended September 30, 2025 and September 30, 2024, the Company recorded stock-based compensation expense related to RSUs of $1,677,611 and $313,841, respectively, which is included in general and administrative expense. As of September 30, 2025 and 2024, unrecognized compensation cost related to the grant of RSUs was $2,342,212 and $158,032, respectively. Unvested outstanding RSUs as of September 30, 2025 and 2024 had a weighted average remaining vesting period of 2.25 and 1.2 years, respectively.

18. Income Taxes

The Company estimates an annual effective tax rate of 0% in relation to its US operations for the year ended December 31, 2025. The worldwide effective tax rate for the three months ended September 30, 2025 is (4.81%). The effective tax rate is due to the Company’s operations in England and Wales derived by the Vidello Merger. The Vidello operations in England and Wales are subject to a statutory corporate tax rate of 25%. For the three months ended September 30, 2025, the Company is not using an estimated annual effective tax rate methodology in relation to the Vidello operations. Due to the Company’s history of net losses from historical operations in the US, there is no income tax benefit being recorded in relation to the Company’s pre-tax book loss in the US taxing jurisdiction. Therefore, no

US federal or state income taxes are expected, and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At September 30, 2025, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

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

The tables below present information about reported segments for the three and nine months ending September 30, 2025:

Three months ended September 30, 2025
	Banzai Operating	OpenReel	Vidello	Total Consolidated
Revenue	$1,143,619	$1,355,810	$345,079	$2,844,508
Cost of revenue	377,481	80,425	61,505	519,411
Gross profit	766,138	1,275,385	283,574	2,325,097

Expenses
People	1,427,945	711,530	123,527	2,263,002
Marketing and advertising	408,425	26,018	106,105	540,548
Technology	215,309	576,169	16,032	807,510
Other segment expenses[1]	338,211	209,817	(59,351)	488,677
Total expenses	2,389,890	1,523,534	186,313	4,099,737
Segment Adjusted EBITDA	(1,623,752)	(248,149)	97,261	(1,774,640)
Transaction, PubCo. Expenses and Stock-based compensation	2,328,754	32,385	—	2,361,139
Adjusted EBITDA	$(3,952,506)	$(280,534)	$97,261	$(4,135,779)

Nine months ended September 30, 2025
	Banzai Operating	OpenReel	Vidello	Total Consolidated
Revenue	$3,314,643	$4,184,291	$1,851,639	$9,350,573
Cost of revenue	1,122,552	232,927	324,446	1,679,925
Gross profit	2,192,091	3,951,364	1,527,193	7,670,648

Expenses
People	4,034,874	1,977,525	210,284	6,222,683
Marketing and advertising	1,658,275	83,512	384,456	2,126,243
Technology	745,930	1,646,430	67,605	2,459,965
Other segment expenses[1]	2,034,370	256,851	203,185	2,494,406
Total expenses	8,473,449	3,964,318	865,530	13,303,297
Segment Adjusted EBITDA	(6,281,358)	(12,954)	661,663	(5,632,649)
Transaction, PubCo. Expenses and Stock-based compensation	7,350,603	352,867	-	7,703,470
Adjusted EBITDA	$(13,631,961)	$(365,821)	$661,663	$(13,336,119)

1 Other segment expenses for each reportable segment includes provision for credit losses, foreign currency exchange rate changes, travel and entertainment expenses, professional expenses other than those included in transaction and PubCo. expenses, insurance expenses, and expenses related to licenses.

The tables below present information about reported segments for the three and nine months ending September 30, 2024:

Three months ended September 30, 2024
	Banzai Operating	OpenReel[1]	Vidello[1]	Total Consolidated
Revenue	$1,080,607	$—	$—	$1,080,607
Cost of revenue	338,023	—	—	338,023
Gross profit	742,584	—	—	742,584

Expenses
People	1,303,100	—	—	1,303,100
Marketing and advertising	427,651	—	—	427,651
Technology	153,297	—	—	153,297
Other segment expenses[2]	148,878	—	—	148,878
Total expenses	2,032,926	—	—	2,032,926
Segment Adjusted EBITDA	(1,290,342)	—	—	(1,290,342)
Transaction, PubCo. Expenses and Stock-based compensation	1,480,516	—	—	1,480,516
Adjusted EBITDA	$(2,770,858)	$—	$—	$(2,770,858)

Nine months ended September 30, 2024
	Banzai Operating	OpenReel[1]	Vidello[1]	Total Consolidated
Revenue	$3,228,276	$—	$—	$3,228,276
Cost of revenue	1,049,411	—	—	1,049,411
Gross profit	2,178,865	—	—	2,178,865

Expenses
People	3,879,525	—	—	3,879,525
Marketing and advertising	1,357,397	—	—	1,357,397
Technology	583,722	—	—	583,722
Other segment expenses[2]	1,140,510	—	—	1,140,510
Total expenses	6,961,154	—	—	6,961,154
Segment Adjusted EBITDA	(4,782,289)	—	—	(4,782,289)
Transaction, PubCo. Expenses and Stock-based compensation	4,760,311	—	—	4,760,311
Adjusted EBITDA	$(9,542,600)	$—	$—	$(9,542,600)

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

A reconciliation between EBITDA by reportable segment to consolidated net loss before income taxes for the three months ended September 30, 2025, and 2024, is as follows:

	September 30, 2025	September 30, 2024
EBITDA by segment
Banzai Operating Co.	$(3,952,506)	(2,770,858)
OpenReel	(280,534)	—
Vidello	97,261	—
Total	(4,135,779)	(2,770,858)

Reconciliation to loss before income taxes:
Changes in fair value of financial instruments	(252,831)	(59,187)
Interest income	(1,425)	—
Interest expense	—	—
Interest expense - related party	393,968	1,050,363
Gain on extinguishment of liabilities	—	(152,782)
Gain on release of Vidello revenue holdback	(973,000)	—
Loss on debt issuance	192,000	—
Loss on private placement issuance	1,439,000	—
Loss on issuance of term notes	—	390,000
Loss on issuance of convertible bridge notes	65,650	63,408
Loss on conversion and settlement of Alco promissory notes - related party	—	4,808,882
Loss on conversion and settlement of CP BF notes - related party	—	6,529,402
Loss on extinguishment of term notes	—	—
Yorkville prepayment premium expense	—	14,000
Loss on Yorkville SEPA advances	190,489	—
Vidello earnout expense	69,053	—
Failed acquisition costs	—	—
GEM settlement fee expense	—	60,000
Other (income) expense, net	64,372	(62,927)
Depreciation and amortization expense	294,427	900
Loss before income taxes	$(5,617,482)	$(15,412,917)

A reconciliation between EBITDA by reportable segment to consolidated net loss before income taxes for the nine months ended September 30, 2025, and 2024, is as follows:

	September 30, 2025	September 30, 2024
EBITDA by segment
Banzai Operating Co.	$(13,631,961)	$(9,542,600)
OpenReel	(365,821)	—
Vidello	661,663	—
Total	(13,336,119)	(9,542,600)

Reconciliation to loss before income taxes:
Changes in fair value of financial instruments	315,264	(388,187)
Interest income	(1,427)	(10)
Interest expense	-	-
Interest expense - related party	1,288,988	2,860,768
Gain on extinguishment of liabilities	(4,488,627)	(680,762)
Gain on release of Vidello revenue holdback	(973,000)	-
Loss on debt issuance	444,000	171,000
Loss on private placement issuance	2,276,000	-
Loss on issuance of term notes	110,500	390,000
Loss on issuance of convertible bridge notes	146,150	63,408
Loss on conversion and settlement of Alco promissory notes - related party	-	4,808,882
Loss on conversion and settlement of CP BF notes - related party	-	6,529,402
Loss on extinguishment of term notes	1,769,895	-
Yorkville prepayment premium expense	-	94,760
Loss on Yorkville SEPA advances	937,626	—
Vidello earnout expense	485,720
Failed acquisition costs	1,382,002
GEM settlement fee expense	-	260,000
Other (income) expense, net	(523,451)	(2,900)
Depreciation and amortization expense	841,664	3,725
Loss before income taxes	$(17,347,423)	$(23,652,686)

Disaggregation of Revenue

The following table presents the Company's percentage of revenue generated by SaaS product for the three months ended September 30, 2025, and 2024:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
Revenue %	2025	2024	2025	2024
Reach	2.9%	8.1%	2.5%	4.1%
Demio	35.5%	91.9%	33.0%	95.5%
OpenReel	47.6%	0.0%	44.7%	0.0%
Vidello	14.0%	0.0%	19.8%	0.0%
Other	0.0%	0.0%	0.0%	0.4%
Total	100.0%	100.0%	100.0%	100.0%

For disaggregation of revenue by geographic area, refer to Note 6.

20. Subsequent Events

Yorkville Advanced Notice Settlements

On October 9, 2025 and October 13, 2025, the Company settled Advance Notices received subsequent to September 30, 2025, by selling an aggregate of 180,000 shares of Class A Common Stock to Yorkville for an aggregate total purchase price of approximately $568,381.

Private Placement Offering (3i, LP)

On October 8, 2025, the parties held an additional closing pursuant to the terms of the Purchase Agreement (the “October Closing”). The Company issued an additional note in the original principal amount of $2,500,000, with an initial conversion price equal to $2.50 per share and issuance date of October 8, 2025 (the “October 3i Note”, together with the August Note and the Initial Note, are collectively referred to herein as the “Notes”), and additional warrants to purchase up to 200,000 shares of Common Stock, at an initial exercise price equal to $2.50 per share (the “October Warrants”, together with the August Warrants and the Initial Buyer Warrants, are collectively referred to herein as the “Buyer Warrants”), in the October Closing. The October Note matures on October 8, 2026. Other than the maturity date of the October Note and October Warrants, respectively, the October Note and October Warrants have the same terms as those issued on the August Closing and the Initial Closing Date. Upon the issuance of the October Note, the Company received proceeds of $2,010,909, net of original issue discount and issuance fees and costs.

The October Note was issued with an original issue discount of 10.0% (the “OID”), as were the other Notes issued on the August Closing and the Initial Closing Date and accrue interest at a rate of 10.0% per annum. The Notes mature 12 months from the date of issuance (the “Maturity Date”), unless extended pursuant to the terms thereof. The Notes are convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to quotient of the Conversion Amount divided by (y) the Conversion Price (the “Conversion Rate”). At no time may the Buyer hold more than 4.99% (or up to 9.99% at the election of the Buyers pursuant to the Notes) of the outstanding Common Stock. The conversion price of the October Note is subject to a floor price of $0.62.

On October 10, 2025, the Company and 3i, LP entered into a consent and waiver agreement (the "Waiver") on certain terms of the Purchase Agreement (as defined in Note 13 in the notes to the unaudited condensed consolidated financial statements) to waive the downward adjustment prohibition in the Purchase Agreement and to provide 3i with certain Variable Rate Securities, as defined in the Purchase Agreement, solely to the extent it would otherwise be violated by the conversion price of CP BF Letter Agreement, as defined below. As such, the parties waived that the conversion price amendment of the CP BF Letter Agreement, as defined below, shall not trigger or constitute an event of default under the Purchase Agreement.

CP BF Letter Agreement

On October 14, 2025, the Company and CP BF executed a letter agreement dated October 10, 2025, pursuant to which they amended certain terms of the Loan Agreement and Note (as amended on October 15, 2025, the “CP BF Letter Agreement”). The CP BF Letter Agreement amended the Conversion Price, as defined, to ninety-five percent (95%) of the price of the Class A Common Stock on the trading day immediately preceding delivery of any Conversion Notice, subject to a floor price of $2.50. The CP BF Letter Agreement included an amendment that CP BF shall take commercially reasonable actions to partially convert the balance outstanding under the Note as of the CP BF Letter Agreement date (the "Balance") into shares of the Company's Class A Common Stock at the new conversion price. The CP BF Letter Agreement limits the amount of shares that CP BF can sell or convert to five percent (5%) of the aggregate daily trading volume however the Company has the right waive or increase such limitation at its discretion. The CP BF Letter Agreement also stipulates that between the time that the Company pays down at least $2,000,000 against the Balance until the earlier of (a) 60 days following the date of the CP BF Letter Agreement and (b) receipt of $10,000,000 in gross proceeds from the sale of Company securities, the Company will no longer be required to prepay a certain percentage of other proceeds received from securities offerings to CP BF, as stipulated in the Loan Agreement.

Pursuant to the CP BF Letter Agreement, the parties agreed to use an agreed upon portion of other debt to partially prepay the balance outstanding under the Note as of the CP BF Letter Agreement date (the "Balance"). The Company also agreed to reserve that number of shares of Class A Common Stock equal to 120% of the number of shares of Class A Common Stock issuable upon full conversion of the Balance at the new conversion price and to register 100% of all such shares with the Securities and Exchange Commission within 60 days of the CP BF Letter Agreement. As per the CP BF Letter Agreement, subject to the receipt by CP BF of $2,000,000 and the filing of the registration statement, CP BF also agreed to waive certain events of default that may have occurred or be occurring as of the date of the CP BF Letter Agreement; CP BF also agreed that until December 31, 2025, it shall not exercise any right or remedy associated with any failure on the the part of the Company to comply with certain financial covenants set forth in the Loan Agreement, as they relate to the period ending September 30, 2025.

The Company's failure to comply with the Letter Agreement shall constitute an Event of Default under the Loan Agreement.

1800 Diagonal Issuance

On November 4, 2025, the Company issued a ninth promissory note (the “November 1800 Diagonal Note”) for an aggregate principal amount of $238,050 and received $200,000 of proceeds, net of an original discount of $31,050 and issuance costs of $7,000 for due diligence and legal fees, with a maturity date of July 30, 2026. The stated interest rate on the November Note is 14% per annum, and interest shall accrue on the September Note commencing on and including the issuance date pursuant to the November Note Agreement's repayment and amortization schedule.

Common Stock Issuances

3i, LP Conversions

On October 13, 2025, the Company received a conversion notice to convert principal of $183,333 relating to the contractual installment of $183,333 due October 1, 2025 on the June 3i Note. The Company converted the principal amount of $183,333 along with interest of $4,347 and make-whole interest of $12,986 into 83,470 shares of Class A Common Stock, at a conversion price of $2.42. Following the conversion, $8,154 of principal and $815 of interest remain on the June 3i Note.

On October 22, 2025, the Company received a conversion notice to convert the remaining principal of $8,154 relating to the remaining installment of $8,154 due February 1, 2026 on the June 3i Note. The Company converted the principal amount of $8,154 along with interest of $258 and make-whole interest of $557 into 3,713 shares of Class A Common Stock, at a conversion price of $2.42. Following the conversion, the June 3i Note was fully converted.

On October 9, 2025, the Company received a conversion notice to convert principal of $183,333 relating to the contractual installment of $183,333 due October 1, 2025 on the August 3i Note. The Company converted the principal amount of $183,333 along with interest of $2,597 and make-whole interest of $15,736 into 83,470 shares of Class A Common Stock, at a conversion price of $2.42. Following the conversion, $1,283,333 of principal and $128,333 of interest remain on the August 3i Note.

On October 10, 2025, the Company received a conversion notice to convert principal of $183,333 relating to the contractual installment of $183,333 due May 1, 2026 on the August 3i Note. The Company converted the principal amount of $183,333 along with interest of $2,648 and make-whole interest of $15,685 into 83,470 shares of Class A Common Stock, at a conversion price of $2.42. Following the conversion, $1,100,000 of principal and $109,997 of interest remain on the August 3i Note.

On October 10, 2025, the Company received a conversion notice to convert principal of $183,333 relating to the contractual installment of $183,333 due April 1, 2026 on the August 3i Note. The Company converted the principal amount of $183,333 along with interest of $2,648 and make-whole interest of $15,685 into 83,470 shares of Class A Common Stock, at a conversion price of $2.42. Following the conversion, $916,667 of principal and $91,667 of interest remain on the August 3i Note.

On October 14, 2025, the Company received a conversion notice to convert principal of $183,333 relating to the contractual installment of $183,333 due March 1, 2026 on the August 3i Note. The Company converted the principal amount of $183,333 along with interest of $2,852 and make-whole interest of $15,481 into 83,470 shares of Class A Common Stock, at a conversion price of $2.42. Following the conversion, $733,333 of principal and $73,333 of interest remain on the August 3i Note.

On October 16, 2025, the Company received a conversion notice to convert principal of $183,333 relating to the contractual installment of $183,333 due October 1, 2026 on the October 3i Note. The Company converted the principal amount of $183,333 along with interest of $407 and make-whole interest of $17,926 into 80,667 shares of Class A Common Stock, at a conversion price of $2.50. Following the conversion, $2,316,667 of principal and $231,667 of interest remain on the October 3i Note.

On November 3, 2025, the Company received a conversion notice to convert principal of $208,333 relating to the contractual installment of $208,333 due November 1, 2025 on the October 3i Note. The Company converted the principal amount of $208,333 along with interest of $1,505 and make-whole interest of $19,329 into 121,804 shares of Class A Common Stock, at a conversion price of $1.88. Following the conversion, $2,108,333 of principal and $210,833 of interest remain on the October 3i Note.

1800 Diagonal Conversions

On October 21, 2025, 1800 Diagonal exercised its conversion option under the April 1800 Diagonal Note. On the conversion date, the Company converted $65,000 of principal outstanding on the April 1800 Diagonal Note at a conversion price of $2.06, converting into 31,630 shares of the Company's Class A Common Stock. Following the conversion there was $194,000 of principal outstanding on the April 1800 Diagonal Note.

On October 22, 2025, 1800 Diagonal exercised its conversion option under the April 1800 Diagonal Note. On the conversion date, the Company converted $50,625 of principal outstanding on the April 1800 Diagonal Note at a conversion price of $2.03, converting into 25,000 shares of the Company's Class A Common Stock. Following the conversion there was $144,975 of principal outstanding on the April 1800 Diagonal Note.

On October 23, 2025, 1800 Diagonal exercised its conversion option under the April 1800 Diagonal Note. On the conversion date, the Company converted $65,000 of principal outstanding on the April 1800 Diagonal Note at a conversion price of $1.84, converting into 35,374 shares of the Company's Class A Common Stock. Following the conversion there was $81,475 of principal outstanding on the April 1800 Diagonal Note.

On October 24, 2025, 1800 Diagonal exercised its conversion option under the April 1800 Diagonal Note. On the conversion date, the Company converted $45,000 of principal outstanding on the April 1800 Diagonal Note at a conversion price of $1.81, converting into 24,896 shares of the Company's Class A Common Stock. Following the conversion there was $37,975 of principal outstanding on the April 1800 Diagonal Note.

On October 27, 2025, 1800 Diagonal exercised its conversion option under the April 1800 Diagonal Note. On the conversion date, the Company converted $39,475 of principal outstanding on the April 1800 Diagonal Note at a conversion price of $1.69, converting into 23,393 shares of the Company's Class A Common Stock. Following the conversion, the April 1800 Diagonal Note was fully converted.

CP BF Conversions

On October 17, 2025, CP BF exercised its optional conversion option in which it received 10,990 Class A Common Stock at the conversion price per share of $2.71 in satisfaction of $29,558 of the Company's obligations under the 2024 CP BF Convertible Note.

On October 20, 2025, CP BF exercised its optional conversion option in which it received 10,990 Class A Common Stock at the conversion price per share of $2.74 in satisfaction of $29,943 of the Company's obligations under the 2024 CP BF Convertible Note.

On October 21, 2025, CP BF exercised its optional conversion option in which it received 33,200 Class A Common Stock at the conversion price per share of $2.69 in satisfaction of $89,258 of the Company's obligations under the 2024 CP BF Convertible Note.

On October 22, 2025, CP BF exercised its optional conversion option in which it received 7,700 Class A Common Stock at the conversion price per share of $2.38 in satisfaction of $18,357 of the Company's obligations under the 2024 CP BF Convertible Note.

Yorkville Conversions

On October 6, 2025, the Company issued an Advance Notice to Yorkville pursuant to the SEPA in which the Company requested the purchase of 115,000 shares of the Company's Class A Common Stock at a purchase price of $3.08 for a total purchase price of $354,074 to be applied against the outstanding Yorkville Convertible Notes. Upon the settlement on October 8, 2025, the Company issued to Yorkville 115,000 shares of Class A Common Stock.

On October 13, 2025, the Company issued an Advance Notice to Yorkville pursuant to the SEPA in which the Company requested the purchase of 65,000 shares of the Company's Class A Common Stock at a purchase price of $2.95 for a total purchase price of $191,477 to be applied against the outstanding Yorkville Convertible Notes. Upon the settlement on October 15, 2025, the Company issued to Yorkville 65,000 shares of Class A Common Stock.

At the Market Offering

Between October 1, 2025 and November 11, 2025, the Company issued 498,222 shares under the ATM Agreement for net proceeds of approximately $1,310,738. The aggregate market value of the shares of Class A Common Stock eligible for sale under the ATM Prospectus Supplement is approximately $5.6 million as of November 11, 2025, which is based on the limitations of General Instruction I.B.6 of Form S-3.

Employee Awards

Between October 1, 2025 and October 17, 2025, 21,262 vested RSU's under the 2023 Equity Incentive Plan were exercised into 21,262 shares of Class A Common Stock.

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

Banzai was founded in 2015. The first product Banzai launched was Reach, a SaaS and managed services offering designed to increase registration and attendance of marketing events, followed by the acquisition of Demio, a SaaS solution for webinars designed for marketing, sales, and customer success teams, in 2021 and the launch of Boost, a SaaS solution for social sharing designed to increase attendance for Demio-hosted events by enabling easy social sharing by event registrants, in 2023. Our customer base included over 6,097 customers as of September 30, 2025, and comes from a variety of industries, including (among others) healthcare, financial services, e-commerce, technology and media, in over 90 countries. Our customers range in size from solo entrepreneurs and small businesses to Fortune 500 companies. No single customer represents more than 10% of our revenue. Since 2021, we have focused on increasing mid-market and enterprise customers for Demio. Progress towards this is reflected in our increase in multi-host Demio customers from 14 on January 1, 2021 to 97 on September 30, 2025.

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

Banzai generated revenue of approximately $9.4 million and $3.2 million during the nine months ended September 30, 2025 and 2024, respectively. Banzai has incurred significant net losses since inception, including net losses of approximately $17.5 million and $23.7 million for the nine months ended September 30, 2025 and 2024, respectively. Banzai had an accumulated deficit of $95.7 million and $78.3 million as of September 30, 2025 and December 31, 2024, respectively.

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

Act On

The Company entered into that certain Agreement and Plan of Merger (the “AO Merger Agreement”), dated January 22, 2025, with Act-On Software, Inc., a Delaware corporation (“Act-On”), and Banzai Passage Inc., a Delaware corporation and wholly owned subsidiary of Banzai (“Merger Sub”). Although the Company worked diligently to complete all closing conditions of the AO Merger Agreement, due to then-current market conditions, on June 6, 2025, Act-On served the Company with a notice of termination to terminate the Merger Agreement and any related agreements (collectively, the “AO Transaction Documents”). As per the AO Transaction Documents, the Company was required to pay certain termination fees including $500,000 in liquidated damages to cover certain transaction expenses Act-On incurred in connection with the merger contemplated by the AO Merger Agreement and $882,029.82 in additional interest and extension fees associated with one of Act-On’s outstanding debts that the Company was going to payoff in connection with the merger contemplated by the AO Merger Agreement. Accordingly, the Company paid the total amount owed of approximately $1,382,030 to Act-On.

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

Convertible promissory note issuance to YA II PN, LTD. ("Yorkville")

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

The Note is convertible into shares of the Company's Class A Common Stock, par value $0.0001 per share (the "Class A Common Stock") at a conversion price of $2.00 per share (the "Conversion Price"). The lender may elect to convert part or all of the outstanding balance of the Note at any time or from time to time after the issuance date. The Company may redeem the outstanding amount at any time, in whole or in part, subject to a 4% premium, provided that (i) the Company provides the lender with at least ten (10) trading days' prior written notice (each, a "Redemption Notice") of its desire to redeem the outstanding amount (an "Optional Redemption"), and (ii) on the date the Redemption Notice is issued, the VWAP of the Class A Common Stock is less than the Conversion Price. As of September 30, 2025 the Note was repaid in full.

On September 16, 2025, the Company issued another Convertible Promissory Note (the “2025 Note”) with Yorkville in the principal amount of $2,000,000 (the “Original Principal Amount”), to be used as an advance under the SEPA. The Company received $890,000 from Yorkville on that same date (“Advance #1), which reflects 50% of the Original Principal Amount, 10% discount and certain fees owed at such time. Upon the effectiveness of the registration statement on Form S-1, originally filed with the SEC on September 12, 2025 (File No. 333-290241) and the delivery of a closing statement, Yorkville shall remit an amount equal to 50% of the remaining Original Principal Amount, or $1,000,000, less a discount equal to 10% of the Original Principal Amount, netted from the purchase price due and structured as a purchase discount (“Advance #2”).

The 2025 Note was issued on September 16, 2025 (the “Issuance Date”) and the maturity date of the 2025 Note is March 16, 2026, but may be extended at the option of the Company (the “Maturity Date”). As of September 30, 2025, the September 2025 Yorkville Note was fully repaid.

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

Bridge Note Issuances to 1800 Diagonal Lending, LLC

On September 24, 2024, the Company issued a second promissory note (the “September 1800 Diagonal Note”) for an aggregate principal amount of $124,200 and received $100,000 of proceeds, net of an original discount of $16,200 and issuance costs of $8,000 for due diligence and legal fees, with a maturity date of July 30, 2025. The stated interest rate on the September Note is 12% per annum, and interest shall accrue on the September Note commencing on and including the issuance date pursuant to the September Note Agreement's repayment and amortization schedule. On July 23, 2025, the Company exercised its conversion option under the September 1800 Diagonal Note. On the conversion date, the September 1800 Diagonal Note had a fair value of $17,000 and converted into 7,034 shares of the Company's Class A Common Stock.

On December 10, 2024, the Company issued a third promissory note (the “December 1800 Diagonal Note”) for an aggregate principal amount of $124,200 and received $100,000 of proceeds, net of an original discount of $16,200 and issuance costs of $8,000 for due diligence and legal fees, with a maturity date of October 15, 2025. The stated interest rate on the December Note is 12% per annum, and interest shall accrue on the December Note commencing on and including the issuance date pursuant to the December Note Agreement's repayment and amortization schedule. On July 22, 2025, the Company exercised its conversion option under the December 1800 Diagonal Note. On the conversion date, the December 1800 Diagonal Note had a fair value of $58,000 and converted into 19,986 shares of the Company's Class A Common Stock.

On February 7, 2025, the Company issued a fourth promissory note (the “February 1800 Diagonal Note”) for an aggregate principal amount of $124,200 and received $100,000 of proceeds, net of an original discount of $16,200 and issuance costs of $8,000 for due diligence and legal fees, with a maturity date of December 15, 2025. The stated interest rate on the February Note is 12% per annum, and interest shall accrue on the February Note commencing on and including the issuance date pursuant to the February Note Agreement's repayment and amortization schedule. On August 11, 2025, the Company exercised its conversion option under the February 1800 Diagonal Note. On the conversion date, the February 1800 Diagonal Note had a fair value of $80,700 and converted into 32,780 shares of the Company's Class A Common Stock.

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

Private Placement Offering (3i, LP)

On June 27, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor, 3i, LP (the “Buyer”) for the issuance and sale in a private placement (the “Private Placement Offering”) of senior secured convertible notes of the Company, in the aggregate original principal amount of $11,000,000 (the “Private Placement Convertible Notes”) which Notes shall be convertible into shares of the Company's Class A Common Stock, par value $0.0001 (the shares of Common Stock issuable pursuant to the terms of the Notes, including, without limitation, upon conversion or otherwise, collectively, the “Conversion Shares”), in accordance with the terms of the Notes. The Buyer purchased (i) a Note in the aggregate original principal amount of $2,200,000 and (ii) a warrant to initially acquire up to 67,124 shares of Common Stock (the “Buyer Warrants”) (as exercised, collectively, the “Warrant Shares”). In connection with the Offering, the Company has also entered into a letter agreement dated April 30, 2025 (the “Letter Agreement”) with Rodman & Renshaw LLC as the exclusive financial advisor (the “Financial Advisor”) pursuant to which the Company has agreed to issue financial advisor warrants to purchase up to an aggregate of 21,212 shares of Common Stock (the “Financial Advisor Warrants”, together with the Buyer Warrants, the “Private Placement Warrants”). The Private Placement Offering closed on June 30, 2025 (the “Initial Closing Date”) and the Company received proceeds of $1,725,000, net of original issue discount and issuance fees and costs.

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

On August 19, 2025, the parties held an additional closing pursuant to the terms of the Purchase Agreement (the “August Closing”). The Company issued an additional note in the original principal amount of $2,200,000, with an initial conversion price equal to $3.4891 per share and issuance date of August 19, 2025 (the “August Note”), and additional warrants to purchase up to 126,107 shares of Common Stock, at an initial exercise price equal to $3.4891 per share (the “August Warrants”), in the August Closing. The August Note matures on August 19, 2026. Other than the maturity date and the conversion and exercise price of the August Note and August Warrants, respectively, the August Note and August Warrants have the same terms as those issued on the Initial Closing Date.

In September 2025, as per the terms of the Notes and Warrants, the conversion price and exercise price was adjusted to $2.50.

On October 8, 2025, the parties held an additional closing pursuant to the terms of the Purchase Agreement (the “October Closing”). The Company issued an additional note in the original principal amount of $2,500,000, with an initial conversion price equal to $2.50 per share and issuance date of October 8, 2025 (the “October Note”, together with the August Note and the Initial Note, are collectively referred to herein as the “Notes”), and additional warrants to purchase up to 200,000 shares of Common Stock, at an initial exercise price equal to $2.50 per share (the “October Warrants”, together with the August Warrants and the Initial Buyer Warrants, are collectively referred to herein as the “Buyer Warrants”), in the October Closing. The October Note matures on October 8, 2026. Other than the maturity date and the conversion and exercise price of the October Note and October Warrants, respectively, the October Note and October Warrants have the same terms as those issued on the August Closing and the Initial Closing Date.

At the Market Offering

On August 27, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (the “Manager” or “Wainwright”), to sell its shares of Class A common stock, from time to time, in an “at the market offering” program through Wainwright, with certain limitations on the amount of Class A Common Stock (the “Shares”) that may be offered and sold thereunder. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq or on any other existing trading market for the Company’s Class A Common Stock, directly to Wainwright as principal, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or in any other method permitted by law (the “ATM”).

Offers and sales of the Shares by the Company, if any, under the ATM Agreement, will be made through a prospectus supplement, dated August 27, 2025 and an accompanying base prospectus, dated August 8, 2025, contained therein (the “ATM Prospectus Supplement”), which ATM Prospectus Supplement forms a part of the Company’s shelf registration statement on Form S-3 (File 333-288908), as amended, initially filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on July 23, 2025 (the “Registration Statement”) and declared effective by the SEC on August 8, 2025. The aggregate market value of the shares of Class A Common Stock eligible for sale under the ATM Prospectus Supplement is approximately $5.6 million as of November 11, 2025, which is based on the limitations of General Instruction I.B.6 of Form S-3.

Pursuant to the ATM Agreement, the Company will set the parameters for the sale of the Shares, including the number of Shares to be issued, the time period during which sales are requested to be made, limitation on the number of Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Upon delivery of a placement notice and subject to the terms and conditions of the ATM Agreement, the Manager will use its commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of Nasdaq, to sell the Shares from time to time based upon the Company’s instructions. The Company has no obligation to sell any the Shares under the ATM Agreement and may at any time suspend solicitation and offers under the ATM Agreement. The Manager is not obligated to purchase any Shares on a principal basis pursuant to the ATM Agreement.

The ATM Agreement provides that the Company will pay the Manager commissions for its services for acting as agent in the sale of the Shares pursuant to the ATM Agreement. The Manager will be entitled to compensation at a fixed commission rate equal to up to 3.0% of the gross proceeds from the sale of the Shares pursuant to the ATM Agreement. The Company has agreed to provide the Manager and certain affiliates of the Manager with customary indemnification and contribution rights, including for liabilities under the Securities Act. Pursuant to the terms of the ATM Agreement, the Company has agreed to reimburse Wainwright for the reasonable fees and expenses of its legal counsel not to exceed $100,000 (excluding any periodic due diligence fees) incurred in connection with entering into the transactions contemplated by the ATM Agreement. Additionally, pursuant to the terms of the ATM Agreement, the Company has also agreed to reimburse Wainwright up to a maximum of $5,000 per Representation Date (as defined in the ATM Agreement) in connection with a new Registration Statement or the filing of the Company’s Annual Report on Form 10-K and $2,500 in connection with each other Representation Date, plus any incidental expense incurred by the Manager in connection therewith.

The ATM Agreement contains customary representations and warranties and conditions regarding the placements of the Shares pursuant thereto, obligations to sell Shares under the ATM Agreement are subject to satisfaction of certain conditions, including the effectiveness of the Registration Statement.

The ATM of the Shares pursuant to the ATM Agreement and the ATM Prospectus Supplement will terminate upon the earlier of (i) the sale of the Maximum Amount (as defined in the ATM Agreement) of Shares pursuant to the ATM Agreement, or (b) the termination of the ATM Agreement by us or the Manager as permitted therein.

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

Wainwright acted as the Company’s exclusive placement agent in connection with the Private Placement, pursuant to that certain engagement letter, dated as of September 12, 2024, as amended, between the Company and Wainwright (the “Engagement Letter”). Pursuant to the Engagement Letter, the Company paid Wainwright (i) a total cash fee equal to 7.5% of the aggregate gross proceeds of the Private Placement (inclusive of the gross proceeds to be received from the exercise of any Warrants), (ii) a management fee of 1.0% of the aggregate gross proceeds of the Private Placement (inclusive of the gross proceeds to be received from the exercise of any Warrants), and (iii) a non-accountable expense allowance of $50,000. In addition, the Company issued to Wainwright or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 8,824 shares of Common Stock at an exercise price equal to $5.3125 per share and, if any Warrants are exercised for cash will be obligated to issue to Wainwright additional Placement Agent Warrants equal to 7.5% of the total Warrants exercised, if any. The Placement Agent Warrants have substantially the same terms as the Warrants, are exercisable immediately upon issuance and have a term of exercise equal to five (5) years from the date of issuance.

Pursuant to the Purchase Agreement, the Company agreed not to issue any shares of Common Stock or Common Stock equivalents or to file any other registration statement with the SEC (in each case, subject to certain exceptions) until sixty (60) days after the effective date of the Registration Statement. The Company has also agreed not to effect any Variable Rate Transaction (as defined in the Purchase Agreement) until one (1) year after the effective date of the Registration Statement (subject to certain exceptions). Since the OR Merger requires the Company to issue shares to the OpenReel Stockholders and file a registration statement prior to the expiration of the aforesaid period, the Wainwright Investor agreed to waive the Protective Provisions (the "Waiver"). In consideration for the Waiver, the Company agreed to reduce the exercise price of the Warrants issued to the Wainwright Investor from $4.00 to $2.50 per share.

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

The following table presents the percentage of Banzai’s revenue for the three and nine months ended September 30, 2025 and 2024 as compared to our other SaaS products.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
Revenue %	2025	2024	2025	2024
Reach	2.9%	8.1%	2.5%	4.1%
Demio	35.5%	91.9%	33.0%	95.5%
OpenReel	47.6%	0.0%	44.7%	0.0%
Vidello	14.0%	0.0%	19.8%	0.0%
Other	0.0%	0.0%	0.0%	0.4%
Total	100.0%	100.0%	100.0%	100.0%

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

The following table presents average monthly NRR for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024	2025	2024
Average Monthly NRR	97.4%	97.9%	96.4%	96.7%

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

The following table presents new customer ACV and total average ACV for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024	2025	2024
New Customer ACV	$1,411	$1,381	$1,074	$1,470
Total Average ACV	$1,693	$1,509	$1,590	$1,549

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

The formula for calculating CAC is: CAC = Total Sales & Marketing Cost / Number of Customers Acquired.

The following table presents CAC for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024	2025	2024
Customer Acquisition Cost (CAC)	$1,322	$1,569	$1,631	$1,508

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

The formula for calculating Churn % is: Churn % = [# or $ value of] Deactivations / [# or $ value of] Active Customers (Beginning of period).

The following table presents revenue Churn and new customer (or logo) Churn for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024	2025	2024
Average Monthly Churn - Revenue	3.7%	4.4%	5.1%	7.3%
Average Monthly Churn - Customer (Logo)	6.9%	5.3%	7.8%	8.3%

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

The following table presents MRR, Customer Life, and LTV for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024	2025	2024
MRR (New Customers)	$141	$311	$133	$1,012
Customer Life (months)	26.7	22.9	19.6	18.7
LTV (New Customers)	$3,136	$2,635	$2,598	$2,293

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

The formula for calculating LTV / CAC ratio is: LTV / CAC for the segment or activity being measured.

The following table presents the LTV / CAC ratio for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024	2025	2024
LTV / CAC Ratio	2.8	1.8	1.6	1.5

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

Results of operations for the nine months ended September 30, 2025 and 2024

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Operating income:
Revenue	$9,351	$3,228	$6,123	189.7%
Cost of revenue	1,680	1,049	631	60.2%
Gross profit	7,671	2,179	5,492	252.0%
Operating expenses:
General and administrative expenses	21,007	11,721	9,286	79.2%
Depreciation expense	842	4	838	nm
Total operating expenses	21,849	11,725	10,124	86.3%
Operating loss	(14,178)	(9,546)	(4,632)	48.5%
Other expenses (income):
GEM settlement fee expense	—	260	(260)	-100.0%
Interest income	(1)	—	(1)	nm
Interest expense	—	—	—	nm
Interest expense - related party	1,289	2,861	(1,572)	-54.9%
Gain on extinguishment of liabilities	(4,489)	(681)	(3,808)	559.2%
Gain on release of Vidello revenue holdback	(973)	—	(973)	nm
Loss on debt issuance	444	171	273	159.6%
Loss on Private Placement Issuance	2,276	—	2,276	nm
Loss on extinguishment of term notes	1,769	—	1,769	nm
Loss on issuance of term notes	111	390	(279)	-71.5%
Loss on conversion and settlement of Alco promissory notes - related party	—	4,809	(4,809)	-100.0%
Loss on conversion and settlement of CP BF notes - related party	—	6,529	(6,529)	-100.0%
Loss on convertible bridge notes	146	63	83	131.7%
Change in fair value of warrant liability	171	(594)	765	-128.8%
Change in fair value of warrant liability - related party	(2)	(460)	458	-99.6%
Change in fair value of bifurcated embedded derivative assets- related party	54	(32)	86	-268.8%
Change in fair value of convertible notes	(265)	679	(944)	-139.0%
Change in fair value of term notes	391	37	354	956.8%
Change in fair value of convertible bridge notes	(34)	(18)	(16)	88.9%
Yorkville prepayment premium expense	—	95	(95)	-100.0%
Loss on yorkville sepa advances	938	—	938	nm
Vidello earnout expense	486	—	486	nm
Failed acquisition costs	1,382	—	1,382	nm
Other expense (income), net	(523)	(3)	(520)	nm
Total other expenses (income)	3,170	14,106	(10,936)	-77.5%
Loss before income taxes	(17,348)	(23,652)		0.0%
Income tax expense	113	7	106	nm
Net loss	$(17,461)	$(23,659)	$6,198	-26.2%

The percentage changes included in the tables herein that are not considered meaningful are presented as “nm".

Components of results of operations for the nine months ended September 30, 2025 and 2024

Revenue Analysis

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Revenue	$9,351	$3,228	$6,123	189.7%

For the nine months ended September 30, 2025, Banzai reported total revenue of approximately $9,351 thousand, representing an increase of approximately $6,123 thousand, or approximately 189.7%, compared to the period ended September 30, 2024. This increase is primarily attributable to the revenue generated by the acquisitions of OpenReel and Vidello and an increase in Reach revenue of approximately $46 thousand, OpenReel revenues of approximately $4,184 thousand and Vidello revenues were approximately $1,852 thousand for the nine months ended September 30, 2025.

Cost of Revenue Analysis

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Cost of revenue	$1,680	$1,049	$631	60.2%

For the nine months ended September 30, 2025 and 2024, Banzai’s cost of revenue totaled approximately $1,680 thousand and approximately $1,049 thousand, respectively. This represents an increase of approximately $631 thousand, or approximately 60.2%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This increase is due primarily attributable to the additional costs of OpenReel and Vidello products which were approximately $233 thousand and $324 thousand, respectively.

Gross Profit Analysis

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Gross profit	$7,671	$2,179	$5,492	252.0%

For the nine months ended September 30, 2025 and 2024, Banzai’s gross profit was approximately $7,671 thousand and approximately $2,179 thousand, respectively. This represents an increase of approximately $5,492 thousand, or approximately 252.0% due to the increase in revenue of approximately $6,123 thousand and increase in cost of revenue of approximately $631 thousand described above.

Operating Expense Analysis

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Total operating expenses	$21,849	$11,725	$10,124	86.3%

Total operating expenses for the nine months ended September 30, 2025 and 2024, were approximately $21.8 million and approximately $11.7 million, respectively, an increase of approximately $10.1 million, or 86.3%. This increase was due primarily to the additions of OpenReel and Vidello expenses which were approximately $4.0 million and $0.9 million, respectively. Additionally the increase was due to an overall increase in salaries and related expenses by approximately $1.8 million, marketing expenses by approximately $0.8 million, and costs associated with audit, technical accounting, and legal and other professional services of approximately $1.8 million.

Other Expense Analysis

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Total other expenses (income)	$3,170	$14,106	$(10,936)	-77.5%

For the nine months ended September 30, 2025, Banzai reported total other income of approximately $3.2 million. The change in other expenses (income), net was primarily driven by the following:

•
GEM settlement commitment fee expense of approximately $0.2 million during the nine months ended September 30, 2024.
•
Gain on extinguishment of liabilities of approximately $4.5 million recognized during the nine months ended September 30, 2025 compared to $0.7 million recognized during the nine months ended September 30, 2024.
•
Loss on issuance of debt of approximately $2.6 million during the nine months ended September 30, 2025 compared to $0.6 million during the nine months ended September 30, 2024.
•
Loss on extinguishment of term notes of approximately $1.8 million during the nine months ended September 30, 2025.
•
Change in fair value of warrant liability recorded as a loss (third party & related party) of approximately $0.2 during the nine months ended September 30, 2025 compared to a gain of $1.0 million during the nine months ended September 30, 2024.
•
Interest expense (third party and related party) decreased by approximately $1.6 million.
•
Change in fair value of convertible promissory notes recorded as a gain of approximately $0.3 million during the nine months ended September 30, 2025 compared to a loss of approximately $0.6 million during the nine months ended September 30, 2024.
•
Change in fair value of term notes recorded as a loss of approximately $0.4 million during the nine months ended September 30, 2025.
•
Yorkville prepayment premium expense and loss on SEPA advances to Yorkville of approximately $0.9 million during the nine months ended September 30, 2025.
•
Loss on the failed Act On acquisition costs of $1.4 million during the nine months ended September 30, 2025.
•
Loss on conversion and settlement of CP BF notes of approximately $6.5 million during the nine months ended September 30, 2024.
•
Loss on conversion and settlement of Alco promissory notes of approximately $4.8 million during the nine months ended September 30, 2024.

Provision for Income Taxes

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Income tax expense	$113	$7	$106	1614.3%

For the nine months ended September 30, 2025, Banzai’s reported provision for income tax benefit was $113 thousand. Banzai reported a provision for income tax expense for the nine months ended September 30, 2024 of $7 thousand.

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

At September 30, 2025, Banzai had no unrecognized tax benefits that would reduce Banzai's effective tax rate if recognized.

Net Loss Analysis

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Net loss	$(17,461)	$(23,659)	$6,198	-26.2%

For the nine months ended September 30, 2025 and 2024, Banzai reported net losses of approximately $17.5 million and approximately $23.7 million, respectively. The increase in net loss is primarily due to an increase in total other expenses (income), net of approximately $10.9 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, in addition to an increase in operating expenses of approximately $10.1 million, and an increase in gross profit of $5.5 million.

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

Level 3 recurring fair value measurements of financial instruments

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our condensed consolidated financial statements. These policies relate to fair value measurements, particularly certain fair value measurements determined to be Level 3 as discussed in Note 7, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements and valuation and realization of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our condensed consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of these critical accounting policies on our condensed consolidated financial statements, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs primarily include (i) the valuation of acquisition related earnout liabilities, (ii) the valuation of warrant liabilities, and (iii) valuation of term notes and convertible notes recognized at fair value.

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

Adjusted EBITDA Analysis for the nine months ended September 30, 2025 and 2024

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Adjusted EBITDA (Loss)	$(5,633)	$(4,814)	$(818)	17.0%

For the nine months ended September 30, 2025, Banzai’s Adjusted EBITDA was approximately $5.6 million, reflecting a decrease in the earnings of approximately $0.8 million compared to a loss of approximately $4.8 million for the nine months ended September 30, 2024. This period-over-period decrease is primarily attributable to increased gain on extinguishments of liabilities offset by loss on issuance of term notes, loss on issuance of private placement and increased transaction related expenses.

Net Income/(Loss) to Adjusted EBITDA Reconciliation for the nine months ended September 30, 2025 and 2024

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Net loss	$(17,461)	$(23,659)	$6,198	-26.2%
Depreciation expense	842	4	838	20950.0%
Stock based compensation	1,757	496	1,261	254.0%
Interest income	(1)	—	(1)	nm
Interest expense - related party	1,289	2,861	(1,572)	-54.9%
Income tax expense	113	7	106	1514.3%
GEM commitment fee expense	—	260	(260)	nm
Gain on extinguishment of liabilities	(4,489)	(681)	(3,808)	559.2%
Gain on release of Vidello revenue holdback	(973)	—	(973)	nm
Loss on issuance of term notes	111	390	(280)	-71.7%
Loss on issuance of convertible bridge notes	146	63	83	130.5%
Loss on debt issuance	444	171	273	159.6%
Loss on issuance of term notes	1,769	—	1,769	nm
Loss on Private Placement Issuance	2,276	—	2,276	nm
Loss on conversion and settlement of Alco promissory notes - related party	—	4,809	(4,809)	-100.0%
Loss on conversion and settlement of CP BF notes - related party	—	6,529	(6,529)	-100.0%
Change in fair value of warrant liability	171	(594)	765	-128.8%
Change in fair value of warrant liability - related party	(2)	(460)	458	-99.6%
Change in fair value of bifurcated embedded derivative assets- related party	54	(32)	86	-268.8%
Change in fair value of convertible notes	(265)	679	(944)	-139.0%
Change in fair value of term notes	391	37	354	956.8%
Change in fair value of convertible bridge notes	(34)	(18)	(16)	88.9%
Loss on yorkville sepa advances	938	—	938	nm
Vidello earnout expense	486	—	486	nm
Failed acquisition costs	1,382	—	1,382	nm
Other expense, net	(523)	(3)	(520)	17333.3%
Yorkville prepayment premium expense	—	95	(95)	-100.0%
Transaction related expenses*	5,947	4,228	1,719	40.7%
Adjusted EBITDA (Loss)	$(5,633)	$(4,814)	$(818)	17.0%

* Transaction related expenses include

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Professional fees - audit	$585	$370	$215	58.1%
Professional fees - legal	440	1,619	(1,179)	-72.8%
Incremental accounting	946	1,262	(316)	-25.0%
Market study, M&A support	3,976	977	2,999	307.0%
Transaction related expenses	$5,947	$4,228	$1,719	40.7%

Liquidity and Capital Resources

Going Concern

Since inception, Banzai has financed its operations primarily from the sales of redeemable convertible preferred stock and convertible promissory notes, and proceeds from senior secured loans. As of September 30, 2025, Banzai had cash of approximately $0.9 million.

Banzai has incurred losses since its inception, had a working capital deficit of approximately $23.8 million as of September 30, 2025, and had an accumulated deficit at September 30, 2025 totaling approximately $95.7 million. As of September 30, 2025, Banzai had approximately $3.3 million and approximately $11.1 million aggregate principal amount outstanding on term/promissory notes and convertible notes, respectively. During the nine months ended September 30, 2025, Banzai raised additional capital under the SEPA of approximately $17.7 million through the issuance of shares to fund the Company's operations.

Banzai’s intends to seek additional funding through the SEPA arrangement, ATM Agreement and other equity financings in 2025. If Banzai is unable to raise such funding, Banzai will have to pursue an alternative course of action to seek additional capital through other debt and equity financing. Subsequent to September 30, 2025, the Company completed the following activities. The Company issued the October 3i Note for $2.5 million in principal, receiving proceeds of $2,010,909, and issued the November 1800 Diagonal Note for an aggregate principal amount of $238,050 and received $200,000 of proceeds. The Company settled Advance Notices received subsequent to September 30, 2025, by selling an aggregate of 180,000 shares of Class A Common Stock to Yorkville for an aggregate total purchase price of approximately $568,381. The Company converted to equity $191,487 of debt principal on the June 3i Note, fully converting the outstanding balance at September 30, 2025, $733,332 of debt principal on the August 3i Note, and $391,666 of debt principal on the Octobe 3i Note. The Company converted to equity $265,100 of debt principal on the April 1800 Diagonal Note, following such conversions the April 1800 Diagonal Note was fully converted. The Company converted to equity $167,116 of its obligations under the 2024 CP BF Convertible Note. The Company converted $545,551 against the oustanding Yorkville Convertible Notes to equity. The Company raised $1,310,738 in proceeds from equity issuances under the ATM Agreement.

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

Cash flows for the nine months ended September 30, 2025 and 2024

The following table sets forth Banzai’s cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period-over-	Period-over-
($ in Thousands)	2025	2024	Period $	Period %
Net loss	$(17,460)	$(23,659)	$6,199	-26.2%
Adjustments to reconcile net loss to net cash used in operating activities:	4,044	18,296	(14,252)	-77.9%
Net cash used in operating activities	(13,416)	(5,363)	(8,053)	150.2%
Net cash used in investing activities	(2,677)	—	(2,677)	nm
Net cash provided by financing activities	15,929	7,533	8,396	111.5%
Net increase / (decrease) in cash	$(236)	$2,170	$(2,406)	-110.9%

Cash Flows for the nine months ended September 30, 2025

Net cash used in operating activities was approximately $13.4 million for the nine months ended September 30, 2025. Net cash used in operating activities consists of net loss of approximately $17.5 million, offset by total adjustments of approximately $4.0 million for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily included stock compensation expense of approximately $1.8 million, gain on extinguishment of liability of approximately $4.5 million, loss on issuances of debt of approximately $2.8 million, loss on extinguishment of term notes of approximately $1.8 million, non-cash interest expense of approximately $2.0 million, fair value adjustment of convertible promissory notes of approximately $0.2 million, fair value adjustment of term notes of approximately $0.4 million, consulting expenses paid via share issuance of approximately $1.0 million, depreciation and amortization of intangible assets of approximately $0.8 million and net of change in operating assets and liabilities of approximately $1.3 million.

Net cash used in investing activities was approximately $2.7 million for the nine months ended September 30, 2025 and was related to the net cash paid in the acquisition of Vidello.

Net cash provided by financing activities was approximately $15.9 million for the nine months ended September 30, 2025, and was primarily related to proceeds from convertible debt financing of approximately $9.0 million, net proceeds from the issuance of term notes of approximately $4.3 million, proceeds from issuance of shares under the SEPA agreement of approximately $17.7 million, repayment of term notes of approximately $7.7 million, partial repayment of convertible notes with a related party of approximately $2.8 million, repayment of Yorkville convertible notes of approximately $3.6 million, and payment of the GEM commitment fee promissory note of approximately $0.2 million.

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

Capital Expenditure Commitments and Financing Requirements

($ in Thousands)	Total	Less than 1 year	1 - 3 Years
Debt principal - 15.5% CP BF convertible notes	$5,418	$—	$5,418
Debt principal - Agile	2,108	2,108	—
Debt principal - 1800 Diagonal	733	733	—
Debt principal - Private Placement convertible notes	2,751	2,751	—
Debt principal - Yorkville	2,000	2,000	—
Interest on debt	4,104	2,783	1,321
Operating leases	62	7	55
Total capital expenditure commitments and financing requirements at September 30, 2025	$17,176	$10,382	$6,794

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

On November 15, 2024, the Company issued additional 15,000 shares to settle partial unpaid GEM promissory note balance. As of September 30, 2025, the Company has issued an aggregate of 19,000 shares of Class A Common Stock to GEM in lieu of monthly payment obligations and during the three and nine months ending September 30, 2025 paid the remaining balance of the GEM Promissory Note of $215,057.

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

Interest expense on the Agile Notes totaled $817,721 and $1,499,649 for the three and nine months ending September 30, 2025, respectively and is included in the fair value of the notes.

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

On September 24, 2024, the Company issued a second promissory note (the “September 1800 Diagonal Note”) for an aggregate principal amount of $124,200 and received $100,000 of proceeds, net of an original discount of $16,200 and issuance costs of $8,000 for due diligence and legal fees, with a maturity date of July 30, 2025. The stated interest rate on the September Note is 12% per annum, and interest shall accrue on the September Note commencing on and including the issuance date pursuant to the September Note Agreement's repayment and amortization schedule. On July 23, 2025, the Company exercised its conversion option under the September 1800 Diagonal Note. On the conversion date, the September 1800 Diagonal Note had a fair value of $17,000 and converted into 7,034 shares of the Company's Class A Common Stock.

On December 10, 2024, the Company issued a third promissory note (the “December 1800 Diagonal Note”) for an aggregate principal amount of $124,200 and received $100,000 of proceeds, net of an original discount of $16,200 and issuance costs of $8,000 for due diligence and legal fees, with a maturity date of October 15, 2025. The stated interest rate on the December Note is 12% per annum, and interest shall accrue on the December Note commencing on and including the issuance date pursuant to the December Note Agreement's repayment and amortization schedule. On July 22, 2025, the Company exercised its conversion option under the December 1800 Diagonal Note. On the conversion date, the Dectember 1800 Diagonal Note had a fair value of $58,000 and converted into 19,986 shares of the Company's Class A Common Stock.

On February 7, 2025, the Company issued a fourth promissory note (the “February 1800 Diagonal Note”) for an aggregate principal amount of $124,200 and received $100,000 of proceeds, net of an original discount of $16,200 and issuance costs of $8,000 for due diligence and legal fees, with a maturity date of December 15, 2025. The stated interest rate on the February Note is 12% per annum, and interest shall accrue on the February Note commencing on and including the issuance date pursuant to the February Note Agreement's repayment and amortization schedule. On August 11, 2025, the Company exercised its conversion option under the February 1800 Diagonal Note. On the conversion date, the February 1800 Diagonal Note had a fair value of $80,700 and converted into 32,780 shares of the Company's Class A Common Stock.

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

On July 23, 2025, the Company issued a seventh promissory note (the “July 1800 Diagonal Note”) for an aggregate principal amount of $295,500 and received $250,000 of proceeds, net of an original discount of $38,500 and issuance costs of $7,000 for due diligence and legal fees, with a maturity date of May 30, 2026. The stated interest rate on the May Note is 12% per annum, and interest shall accrue on the July Note commencing on and including the issuance date pursuant to the July Note Agreement's repayment and amortization schedule.

On September 12, 2025, the Company issued an eighth promissory note (the “September 1800 Diagonal Note”) for an aggregate principal amount of $151,800 and received $125,000 of proceeds, net of an original discount of $19,800 and issuance costs of $7,000 for due diligence and legal fees, with a maturity date of June 15, 2026. The stated interest rate on the September Note is 14% per annum, and interest shall accrue on the September Note commencing on and including the issuance date pursuant to the September Note Agreement's repayment and amortization schedule.

The April 1800 Diagonal Note, the May 1800 Diagonal Note, the July 1800 Diagonal Note, and the September 1800 Diagonal Note are together referred to as the “1800 Diagonal Notes”.

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

Interest expense on the 1800 Diagonal Notes totaled approximately $54,835 and $71,505 for the three and nine months ending September 30, 2025 and is included in the fair value of the notes.

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

On June 30, 2025, the parties conducted the initial closing pursuant to the terms of the Purchase Agreement. The Company issued an initial Note (the "June 3i Note") in the aggregate original principal amount of $2,200,000 against the aggregate maximum under the Purchase Agreement with an initial conversion price of $2.50 per share and a warrant to initially acquire up to 67,124 shares of Common Stock (the “Buyer Warrants”) (as exercised, collectively, the “Warrant Shares”) at an exercise price of $2.50 per share. The Company received proceeds of $1,725,000, net of original issue discount and issuance fees and costs. The Company intends to use the net proceeds received from the Offering for general corporate purposes and working capital.

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

On August 19, 2025, the parties held an additional closing pursuant to the terms of the Purchase Agreement (the “Second Closing”). The Company issued an additional note (the "August 3i Note") in the original principal amount of $2,200,000, with an initial conversion price equal to $3.4891 per share and issuance date of August 19, 2025 (the Additional Note and the Initial Note, are collectively referred to herein as the “Notes”), and Additional Warrants to purchase up to 126,107 shares of Common Stock, at an initial exercise price equal to $3.4891 per share (the “Additional Warrants and the Initial Buyer Warrants, are collectively referred to herein as the “Buyer Warrants”), in the Second Closing. The Additional Note matures on August 19, 2026. Other than the maturity date and the conversion and exercise price of the Additional Note and Additional Warrants, respectively, the Additional Note and Additional Warrants have the same terms as those issued on the Initial Closing Date. The initial net proceeds to the Company from the August 2025 Note were approximately $1.762 million, after the original issuance discount and deducting financial advisory fees and estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the Offering for general corporate purposes and working capital.

The August 2025 Note was issued with an original issue discount of 10.0% (the “OID”), as was the Note issued on the Initial Closing Date and accrue interest at a rate of 10.0% per annum. The August 2025 Note matures 12 months from the date of issuance (the “Maturity Date”), unless extended pursuant to the terms thereof. The Notes are convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to quotient of the Conversion Amount divided by (y) the Conversion Price (the “Conversion Rate”). At no time may the Buyer hold more than 4.99% (or up to 9.99% at the election of the Buyers pursuant to the Notes) of the outstanding Common Stock. The conversion price of the Additional Note is subject to a floor price of $1.10.

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

Interest expense on the Private Placement Convertible Notes totaled approximately $1,193,231 for the three and nine months ending September 30, 2025 and is included in the fair value of the notes.

Interest on Debt

Interest on debt totals $4.1 million for the nine months ended September 30, 2025, representing the aggregate interest expenses / payments obligation to be paid and to be recognized during the rest of the terms of the Loan Agreements and Notes, described above.

Operating Leases

Banzai has an operating lease for its real estate for office use. The lease term expires in October 2027. Banzai adopted ASC 842 Leases by applying the guidance at adoption date, January 1, 2022. The $25,046 balance recognized as of September 30, 2025 represents the future minimum lease payments under non-cancellable leases as liabilities.

Debt Structure and Maturity Profile

($ in Thousands)	Principal	Debt Premium (Discount) / Issuance Cost	Carrying Value	Accrued Interest	Carrying Value and Accrued Interest
As of September 30, 2025
Debt principal - 15.5% CP BF convertible notes	5,418	8	5,427	1,321	6,749
Debt principal - Yorkville	2,000	(200)	1,800	18	1,818
Debt principal - Private Placement convertible notes	2,751	(275)	2,476	1,193	3,669
Debt principal - Agile	2,108	(105)	2,003	1,500	3,503
Debt principal - 1800 Diagonal	733	(95)	638	72	710
Total debt carrying values at September 30, 2025	$13,010	$(667)	$12,343	$4,104	$16,448

The Agile Notes, 1800 Diagonal Notes, Private Placement Notes and Yorkville Note are presented at its fair value on the condensed consolidated balance sheets.

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

On December 13, 2023, the Company and GEM entered into a binding term sheet (the “GEM Term Sheet”) and, on December 14, 2023, a letter agreement (the “GEM Letter”), agreeing to terminate in its entirety the GEM Agreement by and between the Company and GEM, other than with respect to the Company’s obligation (as the post-combination company in the Merger) to issue the GEM Warrant granting the right to purchase Class A Common Stock in an amount equal to 3% of the total number of equity interests outstanding as of the Closing, calculated on a fully diluted basis, at an exercise price on the terms and conditions set forth therein, in exchange for issuance of a $2.0 million convertible debenture with a five-year maturity and 0% coupon. Due to the determination of the final terms of the planned $2.0 million convertible debenture having not been finalized, nor the final agreement related to the convertible debenture having been executed, as of September 30, 2025, the Company recognized, concurrent with the close of the merger, a liability for the GEM commitment fee, along with a corresponding GEM commitment fee expense, in the amount of $2.0 million.

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

Off-Balance Sheet Arrangements

Banzai had no off-balance sheet arrangements as of September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025 to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weaknesses in our IT General Controls, adherence to the COSO Integrated Framework, and period end financial close and reporting process as described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 15, 2025 (the “2024 10-K").

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that the merger transaction with Vidello is considered a significant corporate event during the nine months ended September 30, 2025.

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

Other than the changes noted above regarding our steps to remediate our material weaknesses and the Vidello merger, there were no other changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2025 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the nine months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as these terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following documents are included as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description
1.1	At the Market Offering Agreement, dated August 27, 2004 by and between Banzai and H.C. Wainwright & Co., LLC (incorporated by reference to the Current Report on Form 8-K filed on August 28, 2025).
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

4.11	Certificate of Designation of Series FE Preferred Stock (incorporated by reference to the 8-K filed on December 19, 2024).
4.12	Form of Senior Secured Convertible Note (incorporated by reference to the Current Report on Form 8-K filed on July 3, 2025).
4.13	Form of Warrant (incorporated by reference to the Current Report on Form 8-K filed on July 3, 2025).

4.14	Form of Additional Note (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on August 22, 2025).
4.15	Form of Additional Warrant (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-k filed on August 22, 2025).
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

10.55	Form of Securities Purchase Agreement (incorporated by reference to the Current Report on Form 8-K filed on July 3, 2025).
10.56	Form of Registration Rights Purchase Agreement (incorporated by reference to the Current Report on Form 8-K filed on July 3, 2025).
10.57	Form of Leak-Out Agreement (incorporated by reference to the Current Report on Form 8-K filed on July 3, 2025).
10.58	Form of Convertible Promissory Note dated September 16, 2025 (incorporated by reference to the Current Report on Form 8-K filed on September 17, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS ***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH ****	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104 ***	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2025.

BANZAI INTERNATIONAL, INC.

Date: November 14, 2025	By:	/s/ Joseph Davy
Joseph Davy
Chief Executive Officer

Date: November 14, 2025	By:	/s/ Dean Ditto
Dean Ditto
Chief Financial Officer