Form 10-K
period 2025-12-31
Banzai International, Inc.
filed 2026-03-31
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the last business day of the registrant's most recently completed second fiscal quarter, was approximately $12,147,061 as of June 30, 2025, based on the last sales price reported for such date on The Nasdaq Stock Exchange LLC.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 27, 2026:

Class A Common Stock - 16,947,708 shares

Class B Common Stock - 607,998 shares

Documents Incorporated by Reference: None.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often use words such as “believe,” “may,” “will,” “estimate,” “target,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “propose,” “plan,” “project,” “forecast,” “predict,” “potential,” “seek,” “future,” “outlook,” and similar variations and expressions. Forward-looking statements are those that do not relate strictly to historical or current facts. Examples of forward-looking statements may include, among others, statements regarding the Company’s:

▪
future financial, business and operating performance and goals;
▪
annualized recurring revenue and customer retention;
▪
ongoing, future or ability to maintain or improve its financial position, cash flows, and liquidity and its expected financial needs;
▪
potential financing and ability to obtain financing;
▪
acquisition strategy and proposed acquisitions and, if completed, their potential success and financial contributions;
▪
strategy and strategic goals, including being able to capitalize on opportunities;
▪
expectations relating to the Company’s industry, outlook and market trends;
▪
total addressable market and serviceable addressable market and related projections;
▪
plans, strategies and expectations for retaining existing or acquiring new customers, increasing revenue and executing growth initiatives; and
▪
product areas of focus and additional products that may be sold in the future.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity and development of the industry in which the Company operates may differ materially from those made in or suggested by the forward-looking statements. Therefore, investors should not rely on any of these forward-looking statements. Factors that may cause actual results to differ materially include changes in the markets in which the Company operates, customer demand, the financial markets, economic, business and regulatory and other factors, such as the Company’s ability to execute on its strategy. More detailed information about risk factors can be found in this Report and the Company’s Quarterly Reports on Form 10-Q under the heading “Risk Factors,” and in other reports filed by the Company, including reports on Form 8-K. The Company does not undertake any duty to update forward-looking statements after the date they are made.

PART I

Unless the context requires otherwise, references in this Report to “Banzai,” “Company,” “we,” “us” and “our” and similar designations refer to Banzai International, Inc. and its subsidiaries.

Item 1. Business.

Overview

Banzai International, Inc. is a Software as a Service (“SaaS”) company operating in the marketing technology (“MarTech”) industry. We provide our customers with tools to help them market and sell with greater efficiency and impact. To date, Banzai has supported over 150,000 global customers, including entrepreneurs and Fortune 500 companies. Our customers include Amazon, Dell, Salesforce, Aflac, Thermo Fisher Scientific, RBC Wealth Management, Fitch Group, and many other globally recognized brands.

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

Our vision is to build a suite of mission-critical solutions that address a broad spectrum of customer needs. By integrating these tools, we aim to create efficiencies and unlock shared data and assets that power more advanced AI capabilities. In December 2024 we acquired ClearDoc, Inc. (d/b/a OpenReel "OpenReel"), in January 2025 we acquired Vidello Limited ("Vidello"), and in November 2025 we acquired the assets of Superblocks, in order to expand our product offerings and customer base. Our platform currently includes several products, ranging across demand generation, webinar hosting, video creation and email newsletters.

We sell most of our products using a recurring subscription license model typical in SaaS businesses, with customer contracts that vary in term length from single months to multiple years. As of December 31, 2025, our customer base included customers operating in 90 countries, across numerous different industries, including healthcare, financial services, e-commerce, technology, media and others. No single customer represents more than 10% of our revenue. Since 2021, we have focused on increasing mid-market and enterprise customers for Demio.

We were originally known as 7GC & Co. Holdings Inc ("7GC"). On December 14, 2023, Banzai International, Inc. became a publicly traded company as a result of completing the business combination, recapitalization and other transactions with Banzai Operating Co LLC (f/k/a Banzai International, Inc.) (“Legacy Banzai”), and 7GC (collectively, the “Business Combination”). Legacy Banzai operates under the name “Banzai Operating Co Inc.” (the “Operating Company”) and is one of our three wholly owned subsidiaries. Legacy Banzai was incorporated in Delaware in September 2015.

Transaction Announcement

On March 23, 2026, the Company announced that it reached an agreement on terms to acquire assets of ConnectAndSell, Inc. (“ConnectandSell”), an AI-powered sales enablement platform serving B2B organizations across financial services, healthcare, technology, and other industries. The acquisition is expected to increase Banzai’s annual revenue by approximately $15 million. The two companies have executed a non-binding letter of intent, and the final transaction is expected to close in early second quarter 2026, subject to execution of a definitive agreement and closing conditions.

Industry Background and Trends

The MarTech industry has undergone rapid growth and transformation in recent years. Per the Winterberry Report (as defined below), rising demand for MarTech solutions is linked to companies prioritizing efficient growth, —a trend we expect to accelerate amid increasing global competition and pressure to demonstrate profitability.

The MarTech landscape is vast and rapidly evolving, with multiple vendors offering solutions across a broad spectrum of needs. According to the 2024 Marketing Technology Landscape report by ChiefMartec, the number of MarTech companies has grown by 27.8% year over year, reaching over 14,000 providers. This fragmented ecosystem presents a significant opportunity for acquisitions and platform expansion. This competitive landscape is a reason why Banzai focuses on differentiating itself through exceptional products and customer service.

Market Size

We compete within the business-to-business (“B2B”) MarTech value chain, which encompasses functions including creating and distributing content, acquiring and nurturing leads, executing and optimizing campaigns, and managing and measuring performance.

In 2023, we engaged Verista Partners Inc., also known as Winterberry Group (“Winterberry”), to conduct a comprehensive analysis of our market opportunity within the MarTech sector. On April 14, 2023, Winterberry delivered a Strategic Due Diligence Assessment Report (the “Winterberry Report”) outlining our Total Addressable Market ("TAM") and Serviceable Addressable Market ("SAM"). The TAM, defined as U.S. business-to-business ("B2B") spending across categories such as demand generation, marketing automation, digital events platforms, account-based marketing, customer resource management, engagement, content management systems, customer data platforms, measurement and attribution, and predictive and prescriptive analytics, is projected to reach $39.42 billion by 2026, reflecting a compound annual growth rate ("CAGR") of 11.80% from 2020 to 2026. The SAM, which includes U.S. B2B spending specifically on measurement and attribution, demand generation, and digital events platforms, is expected to reach $8.37 billion by 2026, representing a CAGR of 16.07% over the same period.

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

Products and Services

As of December 31, 2025, our platform offers several SaaS products including: OpenReel, CreateStudio, Vidello, Demio, Boost, Reach and Curate.

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

Customer Expansion is key to our long-term vision. We believe our strategies support increasing the average amount of revenue we earn per customer per year through development of features that are correlated with usage by higher value customers. We also develop add-on features and products that can be sold to our existing customers.

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

Recent acquisitions

Superblocks

On November 7, 2025, we acquired the assets of Superblocks, a privately-held Agentic AI platform for developing and hosting launch-ready SEO-optimized websites. The Superblocks platform allows marketers to easily create and host websites, landing pages, and simple web applications using conversational AI.

Vidello

On January 31, 2025, we acquired Vidello, a private limited company registered in England and Wales. Vidello provides a suite of products for 3D video creation, royalty free music, and video marketing. Vidello offers a comprehensive video hosting and marketing suite that provides entrepreneurs, startups, agencies, and online businesses with tools to grow their businesses. At the acquisition date, Vidello had over 90,000 customers, and their flagship CreateStudio product has been named a Top 3 Best Rated product in the video maker category by Capterra, and a High Performer by G2.

OpenReel

On December 18, 2024, we acquired OpenReel, a leading enterprise video creation and management solution that empowers companies to create high-quality content at scale and on brand. OpenReel enables businesses of all sizes to cut down on the time-and resource-intensive process of video creation and scale content creation initiatives efficiently, effectively, and securely. OpenReel is trusted by a wide range of customers from small businesses to the Fortune 500. OpenReel is based in New York, with its team distributed worldwide. OpenReel’s enterprise customer base includes global organizations, such as Bristol Myers Squibb, Ingram Micro, DXC Technology, Insider Inc., and US Steel.

These acquisitions are a key part of our vision to build a comprehensive suite of AI-powered marketing tools that make marketers' lives faster and easier. For more information regarding these acquisitions, See Note 4 – Acquisitions to our consolidated financial statements included in this Report.

Sales and Marketing

Our primary focus is on increasing mid-market and enterprise customers. Progress towards this is reflected in our acquisition of OpenReel, adding 650 customers to the overall Banzai customer base, as well as our increase in multi-host Demio customers from 14 to over 240 between January 2021 and December 31, 2025, an approximately seventeen-fold increase.

As a product-led growth company, we utilize a hybrid self-service and direct sales go-to-market approach. Our self-service customers subscribe to or purchase directly from our product websites or start free product trials which can lead to a paid subscription or purchase. Our direct sales customers subscribe or purchase through sales representatives, who are compensated with a base salary and commission plans.

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

Intellectual Property

To establish and protect our proprietary rights, we rely on a combination of trademarks and trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights. As of December 31, 2025, we held three registered trademarks in the United States: “Banzai,” “Demio,” and “OpenReel.” For more information regarding risks related to our intellectual property, please see “Risk Factors – Risks Related to Business and Industry – Failure to protect or enforce our intellectual property rights could harm our business and results of operations” and “Risk Factors – Risks

Related to Business and Industry – Third parties may initiate legal proceedings alleging that we are infringing or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could harm our business.”

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

Employees and Management

As of December 31, 2025, we had 33 full-time employees, 1 part-time employee, and 57 contractors.

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

Corporate Governance Matters

On August 29, 2024, we held a special meeting of shareholders (the “Special Meeting”) at which the shareholders approved the proposal to amend our Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of our Class A Common Stock, at a ratio of up to 1-for-50, with the final ratio and exact timing to be determined at the discretion of the Board of Directors ("Board"). On September 10, 2024, our Board determined to effect a reverse stock split at a ratio of 1-for-50 (the “September Reverse Stock Split”), effective on September 19, 2024. Accordingly, we filed an amendment to our Second Amended and Restated Certificate of Incorporation with the Delaware Secretary of State, which is filed as Exhibit 3.3 to this Report. Subsequently, we effected a 1-for-10 reverse stock split of the shares of the Company’s Class A Common Stock, effective as of July 8, 2025 (the “July Reverse Stock Split”).

Due to prior noncompliance with certain Nasdaq listing rules, we had a hearing before The Nasdaq Hearings Panel (the “Nasdaq Panel”), on September 19, 2024. Following that hearing, the Nasdaq Panel determined to phase our Class A Common Stock down from The Nasdaq Global Market to The Nasdaq Capital Market. As of October 31, 2024, our Class A Common Stock began trading on The Nasdaq Capital Market, under the same symbol, BNZI.

On October 18, 2024, we received a letter from Nasdaq stating that we had regained compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”) by maintaining a minimum closing bid price of $1.00 or greater per share for the 10 consecutive business days, from September 19, 2024 through October 18, 2024, and that the Minimum Bid Price Requirement matter is now closed. We were still required to regain compliance with Listing Rule 5450(b)(2)(A) (the (“Market Value of Listed Securities”). On November 7, 2024, we received a letter from the staff at Nasdaq in relation to a letter from April 3, 2024, notifying us that, for the 10 consecutive trading days, from October 24, 2024 to November 6, 2024, our MVPHS had been $1,000,000 or greater, and accordingly Nasdaq determined that we had regained compliance with Listing Rule 5550(a)(5) (the equivalent of Listing Rule 5450(b)(2)(A) applicable to the Nasdaq Capital Market, to which our Class A Common Stock had been phased down as of October 31, 2024, and together with all the Listing Rules noted above, the "Nasdaq Rules") and the matter was closed.

On February 12, 2025, we received a letter from the Nasdaq Stock Market LLC, Office of the General Counsel that Nasdaq’s Listing Qualifications staff confirmed that we had demonstrated compliance with all of The Nasdaq Stock Market’s listing requirements and therefore our securities remained listed on the Nasdaq Capital Market. Please see “Risk Factors” for more information.

On February 28, 2025, we held a special meeting of shareholders. In addition to other approvals, the shareholders approved an amendment to our Second Amended and Restated Certificate of Incorporation to permit stockholder action by written consent.

At our 2025 Annual Shareholder Meeting held on January 15, 2026, shareholders approved a change to Section 3.5 of the Company’s Bylaws regarding quorum requirements such that the presence, in person, by remote communication, if applicable, or by duly authorized proxy, of the holders of 33.3% of the voting power of the then-outstanding shares of capital stock entitled to vote shall constitute a quorum for the transaction of business.

Available Information

We file with, or furnish to, the SEC reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available free of charge via EDGAR through the SEC website (www.sec.gov) and are also available free of charge on our corporate website (https://ir.banzai.io/financial-information/sec-filings) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The foregoing website addresses are provided as inactive textual references only. The information provided on our website (or any other website referred to in this report) is not part of this Report and is not incorporated by reference as part of this Report.

Item 1A. Risk Factors.

Investing in our securities involves risks. Before you make a decision to buy or sell our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Risk Factors Summary

The following is a summary of the principal risks that could materially adversely affect our business, financial condition or results of operations in future periods. The summary should be read together with the more detailed description of each risk factor described below.

Risks Related to our Business and Industry

▪
We have incurred significant operating losses in the past and may never achieve or maintain profitability.

▪
We have a limited operating history with our current offerings, which makes it difficult to evaluate our current and future business prospects and increases the risk of your investment.
▪
Our revenue growth rate depends on existing customers renewing and maintaining or expanding their subscriptions, and if we fail to retain our customers at current or expanded subscriptions, our business will be harmed.
▪
If we are unable to attract new customers on a cost-effective basis, our business will be harmed.
▪
If we fail to effectively manage our growth, our business, results of operations, and financial condition may be harmed.
▪
We may be unable to successfully execute on our growth initiatives, business strategies, or operating plans.
▪
If the assumptions, analyses, and estimates upon which our forecasts, projections and outlook are based prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected.
▪
If we fail to attract and retain qualified personnel, our business could be harmed.
▪
Our management team has a limited history working together operating the Company and, as a result, our past results may not be indicative of future operating performance.
▪
We may not successfully develop or introduce new and enhanced products that achieve market acceptance, or successfully integrate acquired products or services with our existing products, and our business could be harmed and our revenue could suffer as a result.
▪
If we do not adequately fund our development efforts, we may not be able to compete effectively and our business and operating results may be harmed.
▪
Our acquisitions of, and investments in, other businesses, products, or technologies may not yield expected benefits and our inability to successfully integrate acquisitions may negatively impact our business, financial condition, and results of operations.
▪
We face significant competition from both established and new companies offering marketing, sales, and engagement software and other related applications, as well as internally developed software, which may harm our ability to add new customers, retain existing customers, and grow our business.
▪
Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.
▪
Because we recognize revenue from subscriptions for our product offerings over the terms of the subscriptions, our financial results in any period may not be indicative of our financial health and future performance.
▪
Our sales cycle can be lengthy and unpredictable, which may cause our operating results to vary significantly.
▪
Covenant restrictions in our existing or future debt instruments may limit our flexibility to operate and grow our business, and if we are not able to comply with such covenants or pay amounts when due, our lenders could accelerate our indebtedness, proceed against certain collateral or exercise other remedies, which could have a material adverse effect on us.
▪
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
▪
Cybersecurity and data security breaches and ransomware attacks may create financial liabilities for us, damage our reputation, and harm our business.
▪
Privacy and data security laws and regulations could impose additional costs and reduce demand for our solutions.
▪
Our product offerings, solutions, and internal systems, as well as external internet infrastructure, may be subject to disruption that could harm our reputation and future sales or result in claims against us.
▪
Undetected defects in our product offerings could harm our reputation or decrease market acceptance of our product offerings, which would harm our business and results of operations.

▪
We rely on internet infrastructure, bandwidth providers, data center providers, other third parties, and our own systems for providing solutions to our customers, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with customers, adversely affecting our brand and our business.
▪
If we fail to effectively maintain and enhance our brands, our business may suffer.
▪
Our ability to use our net operating loss to offset future taxable income may be subject to certain limitations.
▪
We need to continue making significant investments in software development and equipment to improve our business.
▪
Adverse litigation results could have a material adverse impact on our business.
▪
Failure to protect or enforce our intellectual property rights could harm our business and results of operations.
▪
Third parties may initiate legal proceedings alleging that we are infringing or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could harm our business.
▪
Our use of open source software could adversely affect our ability to offer our solutions and subject us to possible litigation.

Risks Related to Ownership of Our Securities

▪
In order to support the growth of our business and repay our indebtedness, we will need to seek capital through new equity or debt financings or incur additional indebtedness under our credit facilities, which sources of additional capital may not be available to us on acceptable terms or at all.
▪
Future sales of shares of Class A Common Stock may depress their stock price.
▪
Issuances of shares of Class A Common Stock pursuant to any Advances under the SEPA (as defined below), exercise of the GEM Warrant (as defined below) and conversion of any amounts under the Notes would result in substantial dilution of our stockholders and may have a negative impact on the market price of our Class A Common Stock.
▪
Nasdaq (as defined below) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
▪
If our Class A Common Stock ceases to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.
▪
Our dual class common stock structure has the effect of concentrating voting power with our Chief Executive Officer and Co-Founder, Joseph Davy, which may limit an investor’s ability to influence the outcome of important transactions, including a change in control.
▪
We cannot predict the impact our dual class structure will have on the market price of Class A Common Stock.
▪
The market price of Class A Common Stock is likely to be highly volatile, and you may lose some or all of your investment.
▪
Volatility in the price of Class A Common Stock could subject us to securities class action litigation.
▪
If securities or industry analysts do not publish research or reports about us, or publish negative reports, then our stock price and trading volume could decline.
▪
We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.
▪
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
▪
Our executive officers and directors collectively beneficially own approximately 27.1% of the voting power of our outstanding Common Stock and may have significant influence over the outcome of important transactions, including a change in control.

▪
It is not currently anticipated that we will pay dividends on shares of Class A Common Stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the market price of Class A Common Stock.
▪
The Delaware General Corporation Law (“DGCL”) and our Second Amended and Restated Certificate of Incorporation (“Charter”) and Second Amended and Restated Bylaws (“Bylaws”) contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
▪
Our Charter designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which restricts our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
▪
The exclusive forum clause set forth in certain of the agreements covering certain outstanding warrants may have the effect of limiting an investor’s rights to bring legal action and could limit the investor’s ability to obtain a favorable judicial forum.
▪
We are a smaller reporting company. We cannot be certain whether the reduced disclosure requirements applicable to smaller reporting companies will make our Class A Common Stock less attractive to investors or otherwise limit our ability to raise additional funds.
▪
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.
▪
Outstanding warrants may never be in the money and they may expire worthless and therefore we may not receive cash proceeds from the exercise of the Warrants. The terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment.
▪
We may redeem your unexpired Public Warrants (as hereinafter defined) prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.
▪
We may issue additional shares of Class A Common Stock or Preferred Stock, including under our equity incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.
▪
Sales of a substantial number of shares of Class A Common Stock in the public market pursuant to our effective registration statement could reduce the market price of Class A Common Stock.
▪
Our stock is subject to minimum requirements to remain listed on the Nasdaq Capital Market, including a minimum bid price requirement and stockholders’ equity requirement, and may be delisted if it does not maintain or regain, as applicable, compliance with those requirements.
▪
Holders of convertible promissory notes have certain rights upon an event of default under their respective agreements that could harm our business, financial condition and results of operations and could require us to curtail or cease our operations.

Risks Related to our Business and Industry

We have incurred significant operating losses in the past and may never achieve or maintain profitability.

We have incurred significant operating losses since our inception, including operating losses of $18.5 million, and $13.5 million, in the years ended December 31, 2025, and 2024, respectively. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and operating as a public company and as we continue to invest in increasing our customer base, expanding our operations, hiring additional sales and other personnel, developing future products, and potentially acquiring complementary technology and businesses. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity, revenue from sales, and the incurrence of indebtedness. Our cash flow from operations was negative for the years ended December 31, 2025, and 2024, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business may be harmed. Our failure to achieve or maintain profitability or positive cash flow could negatively impact the value of our Class A Common Stock.

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

Management has concluded, and the report of our auditors included in this Report reflect, that there is substantial doubt about our ability to continue as a going concern within 12 months after the date of this Report. The reaction of investors to the inclusion of a going concern statement by management and our auditors and our potential inability to continue as a going concern may materially adversely affect the price of our publicly traded securities and our ability to raise new capital or enter into partnerships. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to fulfill our contractual obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

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

While we served our first customer in 2017 (operating as Legacy Banzai), we have significantly altered our product offerings over the past few years. Our limited operating history with respect to our current product offerings makes it difficult to effectively assess or forecast our future prospects. For example, in 2021, we acquired Demio, a webinar platform startup, and integrated Demio’s platform into our service offerings, in 2023, we launched Boost, a tool used by Demio customers to enhance participation in their Demio webinars, and in 2025, we acquired Vidello, a technology provider of video hosting and marketing suite solutions for businesses. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter. These risks and difficulties include our ability to cost-effectively acquire new customers, retain existing customers, and expand the scope of the platform we sell to new and existing customers. Furthermore, in pursuit of our growth strategy, we may enter into new partnerships to further penetrate our targeted markets and adoption of our solutions, but it is uncertain whether these efforts will be successful. If we fail to address the risks and difficulties that we may face, including those associated with the challenges listed above, our business, prospects, financial condition, and operating results may be materially and adversely harmed. It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates, or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

Our revenue growth rate depends on existing customers renewing and maintaining or expanding their subscriptions, and if we fail to retain our customers at current or expanded subscriptions, our business will be harmed.

Our customers have no obligation to renew their subscriptions for our product offerings after the expiration of their subscription periods. Our customers may not renew. Our renewal and reactivation rates may decline because of a number of factors, including, among other things, customer dissatisfaction, customers’ spending levels, decreased return on investment, increased competition, or pricing changes. If our customers do not renew their subscriptions or downgrade the products purchased under their subscriptions, our revenue may decline, and our business may be harmed. We also face customer retention issues associated with mergers and acquisitions. Acquiring businesses and integrating acquired businesses presents significant business risk, including the risk of lost customers. In the past, we have seen varying customer renewal rates, and our forecast for future customer renewals may not materialize. Our future success also depends in part on existing customers expanding their subscriptions. If our efforts to sell upgrades to our customers are not successful, it may decrease our revenue growth rate.

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

We are continually executing on growth initiatives, strategies, and operating plans designed to enhance our business and extend our existing and future offerings to address evolving needs. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies, and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies, and operating plans, increased difficulty, and cost in implementing these efforts, including difficulties in complying with new regulatory requirements, the incurrence of other unexpected costs associated with operating our business, and lack of acceptance by our customers. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies, and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business may be harmed.

Any forecasts, projections, or outlook we may provide are based upon certain assumptions, analyses, and estimates. If these assumptions, analyses, or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected.

Any forecasts, projections, or outlook, including projected annual recurring revenue, revenue growth, cost of goods sold, operating expense, gross margin, and anticipated organic and inorganic growth, are subject to significant uncertainty and are based on certain assumptions, analyses, and estimates, including with reference to third-party forecasts, any, or all of which may prove to be incorrect or inaccurate. These may include assumptions, analyses, and estimates about future pricing, and future costs, all of which are subject to a wide variety of business, regulatory, and competitive risks, and uncertainties. If these assumptions, analyses, or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected and may adversely affect the value of our Class A Common Stock.

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

We may not successfully develop or introduce new and enhanced products that achieve market acceptance, or successfully integrate acquired products or services with our existing products, and our business could be harmed, and our revenue could suffer as a result.

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

Our ability to introduce new products and features is dependent on adequate development resources. If we do not adequately fund our development efforts, we may not be able to compete effectively, and our business and operating results may be harmed.

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

In the past, we have pursued acquisitions of technology and expertise to enhance the products and services we offer, including OpenReel in 2024 and Vidello in 2025. We anticipate that we will continue to make acquisitions of or investments in businesses, products, and technologies in the future. We may not realize the anticipated benefits, or any benefits, from our past or future acquisitions. In addition, if we finance acquisitions by incurring debt or by issuing equity or convertible or other debt securities, our then-existing stockholders may be diluted, or we could face constraints related to the repayment of indebtedness. To the extent that the acquisition consideration is paid in the form of an earnout on future financial results, the success of such an acquisition will not be fully realized by us for a period of time as it is shared with the sellers. Further, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be harmed, and the value of your investment may decline. For us to realize the benefits of past and future acquisitions, we must successfully integrate the acquired businesses, products, or technologies with ours. Some of the challenges to successful integration of our acquisitions include:

▪
unanticipated costs or liabilities resulting from our acquisitions;
▪
retention of key employees from acquired businesses;
▪
difficulties integrating acquired operations, personnel, technologies, or products;
▪
diversion of management attention from existing business operations and strategy;
▪
diversion of resources that are needed in other parts of our business, including integration of other acquisitions;
▪
potential write-offs of acquired assets;
▪
inability to maintain relationships with customers and partners of the acquired businesses;
▪
difficulty of transitioning acquired technology and related infrastructures into our existing product offerings;
▪
difficulty maintaining security and privacy standards of acquired technology consistent with our existing products;
▪
potential financial and credit risks associated with the acquired businesses or their customers;
▪
the need to implement internal controls, procedures, and policies at the acquired companies;
▪
the need to comply with additional laws and regulations applicable to the acquired businesses; and
▪
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

We face intense competition from other software companies that develop marketing, sales, customer service, operations, and engagement management software and from marketing services companies that provide interactive marketing services. Competition could significantly impede our ability to sell subscriptions to our products on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products less competitive or obsolete. In addition, if these competitors develop products with similar or superior functionality to our platform, we may need to decrease the prices or accept less favorable terms for our platform subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, our margins will be reduced, and our operating results will be negatively affected.

Our competitors include:

▪
Vimeo, Zoom, and GoToWebinar with respect to video platforms;
▪
Mailchimp and Constant Contact with respect to email marketing; and
▪
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

Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections, or the expectations of securities analysts because of a variety of factors, many of which are outside of our control and, as a result, should not be relied upon as an indicator of future performance. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of Class A Common Stock to fluctuate. Factors that may contribute to the variability of our operating results include:

▪
our ability to attract new customers and retain existing customers;
▪
the financial condition of our current and potential customers;
▪
changes in our sales and implementation cycles;
▪
introductions and expansions of our product offerings, offerings, or challenges with their introduction;
▪
changes in our pricing or fee structures or those of our competitors;
▪
the timing and success of new offering introductions by us or our competitors or any other change in the competitive landscape of our industry;
▪
increases in operating expenses that we may incur to grow and expand our operations and to remain competitive;
▪
our ability to successfully expand our business;
▪
breaches of information security or privacy;

▪
changes in stock-based compensation expenses;
▪
the amount and timing of operating costs and capital expenditures related to the expansion of our business;
▪
adverse litigation judgments, settlements, or other litigation-related costs;
▪
the cost and potential outcomes of ongoing or future regulatory investigations or examinations, or of future litigation;
▪
changes in our effective tax rate;
▪
our ability to make accurate accounting estimates and appropriately recognize revenue for our existing and future offerings;
▪
changes in accounting standards, policies, guidance, interpretations, or principles;
▪
instability in the financial markets;
▪
general economic conditions, both domestic and international;
▪
volatility in the global financial markets;
▪
political, economic, and social instability, including terrorist activities and outbreaks of public health threats, such as coronavirus, influenza, or other highly communicable diseases or viruses, and any disruption these events may cause to the global economy; and
▪
changes in business or macroeconomic conditions.

The impact of one or more of the foregoing and other factors may cause our operating results to vary significantly. As such, we believe that quarter-to-quarter and year-to-year comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance.

Since we recognize revenue from subscriptions for our product offerings over the terms of the subscriptions, our financial results in any period may not be indicative of our financial health and future performance.

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

Covenant restrictions in our existing or future debt instruments may limit our flexibility to operate and grow our business, and if we are not able to comply with such covenants or pay amounts when due, our lenders could accelerate our indebtedness, proceed against certain collateral, or exercise other remedies, which could have a material adverse effect on us.

We are party to, and may in the future enter into, debt and other financing instruments that contain operating and financial covenants and other restrictions, and such instruments may also include equity-linked features, such as warrants. These covenants and restrictions, subject to certain exceptions, may limit our ability to, among other things, incur additional indebtedness, pay dividends or make distributions, redeem or repurchase our securities, make certain investments, grant liens on our assets, sell or dispose of material assets, or engage in acquisitions, mergers, or other strategic transactions. As a result, covenant restrictions in our existing or future debt instruments may limit our flexibility to operate and grow our business. In addition, these arrangements may include affirmative covenants that require us to take, or cause to be taken, specific actions by specified dates, and our ability to comply with such covenants depends on our future operating performance and other factors, including events outside of our control. In the past, we have been required to seek waivers, amendments, or forbearance from lenders or other counterparties, and we may be required to do so again in the future. There can be no assurance that any such waivers, amendments, or forbearance will be obtained on acceptable terms, or at all.

Complying with these covenants, as well as those that may be contained in any future debt agreements, may limit our ability to finance our future operations or working capital needs or to take advantage of future business opportunities. If we fail to comply with applicable covenants, reporting requirements, or other terms and conditions, and any default is not cured or waived, our lenders could accelerate our indebtedness, proceed against certain collateral, or exercise other remedies. If amounts are accelerated, we may not have sufficient liquidity to repay the obligations when due, and we may not be able to obtain additional financing or refinancing on acceptable terms, or at all. Any of the foregoing could materially and adversely affect our liquidity, business, results of operations, and financial condition.

The impacts of geopolitical, macroeconomic, and market conditions, including pandemics, epidemics, and other public health crises, have had, and may continue to have, a significant effect on our industry, which in turn affects how we and our customers are operating our respective businesses. Our business is susceptible to declines or disruptions in the demand for meetings and events, including those due to economic downturns, natural disasters, geopolitical upheaval, and global pandemics.

The macroeconomic impacts of geopolitical events, such as pandemics, inflation, labor shortages, lack of access to capital, lack of consumer confidence, supply chain disruptions, and market volatility can pose risks to our and our customers’ business. Uncertainty about the duration of these negative macroeconomic conditions has impacted fiscal and monetary policy, including increases in interest rates, increased labor costs, and decreased corporate and consumer spending. The effects from a broadening or protracted extension of these conditions could result in a decrease in overall economic activity, hinder economic growth, or cause a recession in the United States or in the global economy. We sell our products throughout the United States and in other countries to commercial and non-profit customers. As a result, our business may be harmed by factors in the United States and other countries such as disruptions in financial markets; reductions in spending, or downturns in economic activity in specific countries or regions, or in the various industries in which we operate; social, political, or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations. Further economic weakness and uncertainty may result in significantly decreased spending on our event marketing and management solutions, which may adversely affect our business.

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

Our business and financial performance are affected by the health of the worldwide meetings and events industry. Meetings and events are sensitive to business-related discretionary spending levels and tend to grow more slowly or even decline during economic downturns. Decreased expenditures by marketers and participants could also result in decreased demand for our product offerings, thereby causing a reduction in our sales. The impact of economic slowdowns on our business is difficult to predict but has and may continue to result in reductions in events and our ability to generate revenue.

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

Because the techniques used to obtain unauthorized access, sabotage systems, or otherwise access data and/or data backups change frequently and generally are not recognized until launched against a target, we or these third parties have been and, in the future, may be unable to anticipate these techniques or to implement adequate preventative measures. With the increasing frequency of cyber-related frauds to obtain inappropriate payments, we need to ensure our internal controls related to authorizing the transfer of funds are adequate. We may also be required to expend resources to remediate cyber-related incidents or to enhance and strengthen our cybersecurity. Any of these occurrences could create liability for us, put our reputation in jeopardy, and harm our business.

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

Our ability to deliver our solutions is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. We currently host our technology platform, serve our customers and members, and support our operations primarily using third-party data centers and telecommunications solutions, including cloud infrastructure services such as Amazon Web Services (“AWS”) and Google Cloud. We do not have control over the operations of the facilities of our data center providers, AWS, or Google Cloud. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures, and other events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our product offerings. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services, or our own systems could negatively impact our relationships with customers and harm our business and could expose us to third-party liabilities.

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

To establish and protect our proprietary rights, we rely on a combination of trademarks and trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights. As of December 31, 2025, we held three registered trademarks in the United States: “Banzai," "Demio" and "OpenReel." We believe that our intellectual property is an essential asset of our business. If we do not adequately protect our intellectual property, our brand and reputation could be harmed and competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our technology, and delay or render impossible our achievement of profitability. A failure to protect our intellectual property in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete. We regard the protection of our intellectual property as critical to our success.

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

Obtaining and maintaining effective intellectual property rights is expensive, including the costs of monitoring unauthorized use of our intellectual property and defending our rights. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. We strive to protect certain of our intellectual property rights through filing applications for trademarks, patents, and domain names in a number of jurisdictions, a process that is expensive and may not be successful in all jurisdictions. However, we do not seek such protection on all intellectual property and when we do apply for such protection there is no assurance that any resulting patents or other intellectual property rights will adequately protect such intellectual property, or provide us with any competitive advantages. Moreover, we cannot guarantee that any of our patent or trademark applications will issue or be approved. Even where we have intellectual property rights, if any, they may later be found to be unenforceable or have a limited scope of enforceability. In addition, we may not seek to pursue such protection in every jurisdiction. The United States Patent and Trademark Office also requires compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process and after a patent has issued. Noncompliance with such requirements and processes may result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction, if previously issued. In such an event, our competitors might be able to develop and commercialize substantially similar and competing applications, which would harm our business.

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

Risks Related to the Ownership of Our Securities

In order to support the growth of our business and repay our indebtedness, we will need to seek capital through new equity or debt financings or incur additional indebtedness under our credit facilities, which sources of additional capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and solutions, enhance our existing product offerings, enhance our operating infrastructure, and acquire complementary businesses and technologies. For the years ended December 31, 2025 and 2024, our net cash used in operating activities was $15.7 million and $9.6 million, respectively. As of December 31, 2025 and 2024, we had $0.3 million and $1.1 million of cash, respectively, which were held for working capital purposes. As of December 31, 2025 and 2024, we had borrowings totaling $10.6 million and $12.4 million, respectively, outstanding under our term loans and promissory notes.

Our future capital requirements may be significantly different from previous estimates and will depend on many factors, including the need to:

▪
finance unanticipated working capital requirements;

▪
develop or enhance our technological infrastructure and our existing product offerings;
▪
fund strategic relationships, including joint ventures and co-investments;
▪
fund additional implementation engagements;
▪
respond to competitive pressures; and
▪
acquire complementary businesses, technologies, products, or services.

Accordingly, we may need to engage in equity or debt financing to secure additional funds. We entered into the Standby Equity Purchase Agreement ("SEPA") with an entity managed by Yorkville to provide liquidity to us after the Business Combination, but there can be no guarantee that we will be able to affect any advances under the SEPA or to secure additional financing on favorable terms, or at all. To the extent that cash on hand and cash generated from operations are not sufficient to fund capital requirements, or if we do not meet the conditions to sell shares to Yorkville under the SEPA, we may require proceeds from asset sales, additional debt, equity financing, or alternative financing structures. Additional financing may not be available on favorable terms, or at all.

If we raise additional funds through further issuances of equity or convertible debt securities, including shares of Class A Common Stock issued in connection with advances under the SEPA or upon exercise of the GEM Warrant, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of shares of our Class A Common Stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we need or want it, it could harm our business.

Future sales of shares of Class A Common Stock may depress the stock price.

Future sales of shares of Class A Common Stock in the public market, including the resale of shares pursuant to our effective registration statements or pursuant to Rule 144, could depress the stock price. See “Risk Factors – Sales of a substantial number of shares of Class A Common Stock in the public market pursuant to our registration statements could reduce the market price of Class A Common Stock.” below.

Issuances of shares of our Class A Common Stock pursuant to any equity lines of credit, the conversion or settlement of amounts outstanding under convertible notes, or the exercise of warrants may result in substantial dilution of our stockholders and may have a negative impact on the market price of our Class A Common Stock.

We have outstanding equity lines of credit, convertible notes, and warrants, pursuant to which we may issue shares of our Class A Common Stock from time to time. The issuance of shares of our Class A Common Stock pursuant to any of these securities could be substantial and would increase the number of shares of our Class A Common Stock outstanding, which could result in significant dilution to our existing stockholders and could have a negative impact on the market price of our Class A Common Stock. The extent of any such dilution will depend on the number of shares issued, the price at which such shares are issued, and other factors, many of which are beyond our control. These transactions are described in Note 12 – Debt and Note 15 – Equity to the consolidated financial statements elsewhere in this Report.

It is not possible to predict the actual number of shares we will sell under certain of our outstanding equity facilities, or the actual gross proceeds resulting from those sales. Further, we may not have access to the full amount available under such facilities.

We have an ATM Agreement and a SEPA, which is similar to an equity line of credit, under which we can sell shares of our Class A Common Stock. Under the SEPA, Yorkville has committed to purchase up to $100 million of Class A Common Stock during the SEPA Commitment Period, subject to the terms and conditions of the SEPA. Under the ATM Agreement, we may sell shares of our Class A Common Stock up to an aggregate market value of $7,525,033, subject to the terms and conditions of the ATM Agreement.

While we generally have the right to control the timing and amount of any sales of shares of Class A Common Stock under the SEPA and the ATM Agreement, there are various terms and conditions that may limit our ability to utilize these agreements when needed. For example, under the SEPA, we may only sell shares to Yorkville if there is an effective Resale

Registration Statement filed with the SEC for the resale under the Securities Act, and if there are Yorkville promissory notes outstanding, Yorkville may require us to issue shares of our Class A Common Stock in satisfaction of amounts outstanding thereunder.

Future sales of Class A Common Stock under the SEPA and under the ATM Agreement, will depend upon market conditions and other factors to be determined by us, and we may ultimately elect to utilize less than the full amounts available under the respective programs.

In addition, because the purchase price per share for shares that we may elect to sell under the SEPA or the ATM Agreement fluctuates based on the market price of our Class A Common Stock, it is not possible for us to predict the number of shares we will ultimately sell or the aggregate gross proceeds from such sales, and the gross proceeds we receive may be substantially less than the amounts available to us under the SEPA or the ATM Agreement.

Our stock is subject to requirements to remain listed on the Nasdaq Capital Market, including a minimum bid price requirement and stockholders’ equity requirement, and may be delisted if it does not maintain or regain, as applicable, compliance with those requirements.

Nasdaq Marketplace Rule 5550(a)(2) requires a minimum bid price of $1.00 per share for primary equity securities listed on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”). To regain compliance with the Minimum Bid Price Requirement, we effected the September Reverse Stock Split on September 19, 2024 and subsequently we effected the July Reverse Stock Split on July 8, 2025. Following the July Reverse Stock Split, the bid price of our Class A Common Stock surpassed $1.00 per share.

While Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with the Minimum Bid Price Requirement, Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq. In addition, Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that if any listed company that fails to meet the Minimum Bid Price Requirement after effecting one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then the company is not eligible for a Minimum Bid Price Requirement compliance period of 180 days. As a result, if we default on this requirement again, since we effected the 1-for-50 September Reverse Stock Split and the 1-for-10 July Reverse Split, Nasdaq would begin the process of delisting our Class A Common Stock without providing a Minimum Bid Price Requirement compliance period. However, we could still be eligible to request a hearing before the Nasdaq Panel to present its plan for regaining and sustaining compliance with the Minimum Bid Price Requirement.

If our Class A Common Stock ceases to be listed for trading on the Nasdaq Capital Market, we expect that our Class A Common Stock would be traded on one of the three tiered marketplaces of the OTC Markets Group. If Nasdaq were to delist our Class A Common Stock, it would be more difficult for our stockholders to dispose of our Class A Common Stock and more difficult to obtain accurate price quotations on our Class A Common Stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our Class A Common Stock or warrants are not listed on a national securities exchange.

Nasdaq may delist our securities from trading on its exchange, which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.

Previously, we were not in compliance with certain Nasdaq listing rules and had a hearing before The Nasdaq Panel, on September 19, 2024. Following that hearing, the Panel determined to phase our Class A Common Stock down from The Nasdaq Global Market to The Nasdaq Capital Market. Since October 31, 2024, our Class A Common Stock trades on The Nasdaq Capital Market, under the same symbol, BNZI. Later, we fell out of compliance with Listing Rule 5450(b)(2)(A) (the (“Market Value of Listed Securities”), but the Nasdaq Stock Market LLC, Office of the General Counsel ultimately determined we demonstrated compliance therewith. There can be no assurance that we will be able to maintain compliance with Nasdaq listing standards.

If, for any reason, we fall out of compliance again or Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

▪
a limited availability of market quotations for our securities;
▪
reduced liquidity for our securities;

▪
a decrease in the number of institutional and general investors that will consider investing in our Class A Common Stock;
▪
a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
▪
a limited amount of news and analyst coverage;
▪
a reduction in the number of market makers for our Class A Common stock and the number of broker-dealers willing to execute trades in shares of our Class A Common Stock;
▪
a decreased ability to issue additional securities or obtain additional financing in the future; and
▪
being subject to regulation in each state in which we offer our securities.

If our Class A Common Stock ceases to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

If we are unable to maintain the listing of our Class A Common Stock on The Nasdaq Capital Market or another national securities exchange, our Class A Common Stock could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share. The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange. The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. This means that if we are unable maintain the listing of our Class A Common Stock on a national securities exchange, the ability of stockholders to sell their common stock in the secondary market could be adversely affected. If a transaction involving a penny stock is not exempt from the SEC’s rule, a broker-dealer must deliver a disclosure schedule relating to the penny stock market to each investor prior to a transaction. The broker-dealer also must disclose the commissions payable to both the broker-dealer and its registered representative, current quotations for the penny stock, and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the customer’s account and information on the limited market in penny stocks.

Our dual class common stock structure has the effect of concentrating significant voting power with our Chief Executive Officer and Co-Founder, Joseph Davy, which may limit an investor’s ability to influence the outcome of important transactions, including a change in control.

Shares of our Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock,” together with the Class A Common Stock, the “Common Stock”), have 10 votes per share, while shares of our Class A Common Stock have one vote per share. Mr. Davy, who is our Chief Executive Officer and is Legacy Banzai’s Co-Founder, including his affiliates and permitted transferees, holds all of the issued and outstanding shares of Class B Common Stock. Accordingly, Mr. Davy held, directly or indirectly, approximately 26.5% of our outstanding voting power as of March 27, 2026 and therefore may be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Davy may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This significant concentration of voting power may have the effect of delaying, preventing, or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale, and might ultimately affect the market price of Class A Common Stock.

The market price of our Class A Common Stock has been, and is likely to continue to be, highly volatile, and you may lose some or all of your investment.

The market price of our Class A Common Stock has fluctuated, and may continue to fluctuate, significantly due to a number of factors, some of which may be beyond our control, including those factors discussed in this “Risk Factors” section and many others, such as:

▪
actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in its quarterly and annual results;
▪
developments involving our competitors;
▪
changes in laws and regulations affecting our business;
▪
variations in our operating performance and the performance of its competitors in general;
▪
the public’s reaction to our press releases, its other public announcements and its filings with the SEC;
▪
additions and departures of key personnel;
▪
announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
▪
our failure to meet the estimates and projections of the investment community or that it may otherwise provide to the public;
▪
publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
▪
changes in the market valuations of similar companies;
▪
overall performance of the equity markets;
▪
sales of Class A Common Stock by us or our stockholders in the future;
▪
trading volume of Class A Common Stock;
▪
significant lawsuits, including stockholder litigation;
▪
failure to comply with the requirements of Nasdaq;
▪
the impact of any natural disasters, pandemics, epidemics, or other public health emergencies;
▪
general economic, industry and market conditions and other events or factors, many of which are beyond our control; and
▪
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

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees and engaged outside consultants to assist us in complying with these requirements, we will need to hire more employees in the future or may need to engage additional outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. These factors could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on our audit committee and compensation committee, and qualified executive officers. As a result of disclosure of information in this Report and in our other public filings, our business and financial condition will become more visible, which may result in pricing pressure from customers or an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of its management and harm our business.

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

Prior to the Closing of the Business Combination, Legacy Banzai was a private company with limited accounting personnel to adequately execute its accounting processes and limited supervisory resources with which to address its internal control over financial reporting. In connection with the audit of Legacy Banzai’s financial statements as of and for the year ended December 31, 2022 and continuing through the year ended December 31, 2024, the Company identified material weaknesses in its internal control over financial reporting; the Company has also identified material weaknesses in 2025. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Legacy Banzai’s annual or interim financial statements will not be prevented or detected on a timely basis.

Legacy Banzai did not design or maintain an effective control environment under the rules and regulations of the SEC. Accordingly and specifically, (i) management does not have appropriate IT general controls in place over change management, user access, cybersecurity, and reviews of service organizations, (ii) management does not have suitable entity level controls in place in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (“COSO”), including reviews of the financial statements, and certain entity level controls were not performed by management, and (iii) pervasive transactional and account level reconciliations and analyses are not performed, or not performed with sufficient detail to prevent or detect a material weakness. These issues related to management's controls over the review of complex significant transactions, complex debt and equity, income and sales taxes, and revenue recognition.

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

Any failure to remediate existing material weaknesses, or to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A Common Stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We will not be required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and will therefore not be required to make a formal assessment of the effectiveness of control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer a “smaller reporting company” and a “non-accelerated filer” as defined in Item 10(f)(1) of Regulation S-K, and Rule 12b-2 of the Exchange Act, respectively. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A Common Stock.

Our executive officers and directors collectively beneficially own approximately 27.1% of the voting power of our outstanding Common Stock and may have significant influence over the outcome of important transactions, including a change in control.

Our executive officers and directors, in the aggregate, beneficially own approximately 27.1% of the voting power of our outstanding shares of Common Stock as of the date of this Report, based on the number of shares outstanding as of March 27, 2026. As a result, these stockholders, if acting together, may be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This significant ownership position may have the effect of delaying, preventing, or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their Class A Common Stock as part of the sale of the Company, and might ultimately affect the market price of our Class A Common Stock.

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

▪
that shares of our Class B Common Stock are entitled to 10 votes per share;

▪
the ability of the Board to issue shares of Preferred Stock, $0.0001 par value per share (“Preferred Stock”), including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
▪
the ability of our stockholders to take action by written consent in lieu of a meeting;
▪
the limitation of the liability of, and the indemnification of, our directors and officers;
▪
the requirement that a special meeting of stockholders may be called only by a majority of the entire Board, the chairperson of the Board or the Chief Executive Officer which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
▪
controlling the procedures for the conduct and scheduling of Board and stockholder meetings;
▪
the ability of the Board to amend the Bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and
▪
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

We are a smaller reporting company. We cannot be certain whether the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors or otherwise limit our ability to raise additional funds.

We are a “smaller reporting company” under applicable securities regulations. A smaller reporting company is a company that, as of the last business day of its most recently completed fiscal quarter, has an aggregate market value of the company’s voting stock held by non-affiliates, or public float, of less than $250 million, or has annual revenues less than $100 million and either no public float or public float less than $750 million. SEC rules provide that companies with a non-affiliate public float of less than $75 million may only sell shares under a Form S-3 shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the public float. If we do not meet this public float requirement, any offering by us under a Form S-3 will be limited to raising an aggregate of one-third of our public float in any 12-month period. In addition, a smaller reporting company is able to provide simplified executive compensation disclosures in its filings, is exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting if its public float is less than $70 million, and has certain other reduced disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Reduced disclosure in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze its results of operations and financial prospects.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We will base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our financial statements include, but are not limited to, estimates of impairment on goodwill, recognition and measurement of convertible notes, warrants and SAFEs, including the valuation of the bifurcated embedded derivatives liabilities, and recognition and measurement of stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A Common Stock.

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

We may issue a substantial number of additional shares of Common Stock or Preferred Stock, including under our 2023 equity incentive plan. Any such issuances of additional shares of Common Stock or Preferred Stock:

▪
may significantly dilute the equity interests of our investors;
▪
may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded our Common Stock;
▪
could cause a change in control if a substantial number of shares of our Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

▪
may adversely affect prevailing market prices for our Common Stock and/or Public Warrants.

Sales of a substantial number of shares of Class A Common Stock in the public market pursuant to our registration statements could reduce the market price of Class A Common Stock.

Sales of a substantial number of shares of Class A Common Stock in the public market pursuant to our resale registration statements (collectively, the “Resale Registration Statements”) could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of Class A Common Stock intend to sell shares, could reduce the market price of Class A Common Stock. In particular, until such time as it is no longer effective, the Resale Registration Statements permit the resale of shares held by Mr. Joseph Davy, including shares of both Class A Common Stock and Class B Common Stock, subject, in each case, to the applicable lock-up periods. The resale, or expected or potential resale, of a substantial number of shares of our Class A Common Stock in the public market could adversely affect the market price for Class A Common Stock and make it more difficult for you to sell your holdings at times and prices that you determine are appropriate. Furthermore, we expect that, because there is a large number of shares registered pursuant to the Resale Registration Statements, the selling securityholders will continue to offer the securities covered thereby pursuant to the Resale Registration Statements or pursuant to Rule 144 for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to any of our registration statements may continue for an extended period of time. We may also file additional registration statements in connection with the possible sale of other securities.

Holders of convertible promissory notes have certain rights upon an event of default under their respective agreements that could harm our business, financial condition and results of operations and could require us to curtail or cease our operations.

In the past, we have issued, and in the future we may issue, convertible promissory notes or other convertible debt instruments. These instruments may include terms that provide the holders with certain rights and remedies upon an event of default, which could require us to make cash payments, issue shares of our Class A Common Stock, take other actions that could be costly or restrictive, or otherwise harm our business, financial condition and results of operations.

For example, we issued senior secured convertible notes on June 27, 2025, August 19, 2025, and October 8, 2025 for an aggregate original principal amount of $6.9 million. Events of default under convertible promissory notes and similar instruments are defined in the applicable transaction documents, and may include, among other things, failures to pay amounts when due (subject to any applicable cure periods), failures to meet certain filing, reporting, or registration-related deadlines, defaults on other indebtedness above specified thresholds, certain bankruptcy- or insolvency-related events, failures to timely deliver shares upon conversion, and suspensions of trading or listing of our Class A Common Stock for specified periods, among other events.

If an event of default were to occur under any such instruments, holders may have rights that could include requiring redemption or repayment (potentially at a premium), exercising other contractual remedies, and/or converting amounts due into shares of our Class A Common Stock on terms that may be unfavorable to us. The exercise of any of the above rights upon an event of default could substantially harm our financial condition and force us to curtail or even cease our operations. See Note 12 – Debt to the consolidated financial statements and “Management’s Discussion and Analysis — Liquidity and Capital Resources” for additional information regarding these notes and the related arrangements.

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

As of the date of this Report, we have outstanding warrants, including public warrants originally issued in 7GC’s initial public offering (the "Public Warrants") and warrants issued to other investors in connection with various financings that the Company has completed (collectively, the “Warrants”).

The exercise of Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Class A Common Stock and the spread between the exercise price of the Warrant and the price of our Class A Common Stock at the time of exercise. There can be no assurance that our Warrants will be in the money prior to their expiration.

Our Public Warrants under certain conditions, as described in the Warrant Agreement, are redeemable by us at a price of $0.01 per warrant. The GEM Warrant is not redeemable and, like some of the other outstanding Warrants, is exercisable on a cash or cashless basis; if such Warrants are exercised on a “cashless basis,” whether or not they are in the money, we will not receive cash for such exercise. As such, it is possible that we may never generate any cash proceeds from the exercise of our Warrants.

The Warrant Agreement for the Public Warrants permits amendments to the terms of the Public Warrants in certain circumstances. In particular, subject to the terms of the Warrant Agreement, amendments that affect the interests of holders of the Public Warrants may be approved by holders of at least 50% of the then outstanding Public Warrants, which could allow the Public Warrants to be amended in a manner adverse to a holder, including by increasing the exercise price, shortening the exercise period, or decreasing the number of shares purchasable upon exercise of a Public Warrant.

See Note 13 – Warrant Liabilities to the consolidated financial statements for additional information regarding the Warrants, including the number of shares underlying the Warrants, exercise prices and expiration dates.

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

Our Audit Committee oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity stakeholders, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services brief the Audit Committee on cyber threats and vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes updates on our processes to prevent, detect, and mitigate cybersecurity incidents. In addition, cybersecurity risks are reviewed by our Board at least annually, as part of the Company’s corporate risk oversight processes.

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

Item 2. Properties.

We lease office space for our principal executive office located at 435 Ericksen Ave NE, Suite 250, Bainbridge Island, WA 98110. As of December 31, 2025, this space consists of approximately 2,000 square feet and the lease expires in October 2027. As a remote-first organization, we believe this facility is adequate and suitable for our current and anticipated future needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock and Public Warrants are listed on The Nasdaq Capital Market under the symbols “BNZI” and “BNZIW,” respectively. Our Class B Common Stock is not publicly traded. All Class A Common Stock share and per share information included in this Report has been retroactively adjusted to reflect the impact of the 2024 Reverse Stock Split and 2025 Reverse Stock Split.

Holders of Record

As of March 27, 2026, there were 56 holders of record of our Class A Common Stock, 1 holder of record of our Class B Common Stock, and 1 holder of record of our Public Warrants. These numbers do not include beneficial owners whose securities were held in street name.

Dividend Policy

As of the date of this Report, we have not declared or paid any cash dividends on our Common Stock. We expect to retain future earnings, if any, for future operations, expansion and debt repayment and have no plans to declare or pay cash dividends on our Common Stock for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur.

Recent Sales of Unregistered Securities

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

Yorkville Promissory Notes

On December 14, 2023, Legacy Banzai issued a convertible promissory note in the principal amount of $2.0 million to Yorkville pursuant to the SEPA and on February 5, 2024, and March 26, 2024, the Company issued convertible promissory notes in the principal amount of $1.0 million and $1.5 million, respectively, to Yorkville pursuant to the SEPA. Between January 1, 2024 and June 30, 2024, the Company issued 64,852 shares of Common Stock to Yorkville upon conversion of $1.8 million of the Yorkville Promissory Notes. In addition, on March 18, 2024, the Company issued 14,201 shares of Common Stock to Yorkville in satisfaction of a deferred fee payment in the amount of $500,000. Further, on May 3, 2024, the Company agreed to issue to Yorkville 12,000 shares of Common Stock, which shares represent satisfaction of a $200,000 Payment Premium due in accordance with the Yorkville Promissory Notes in connection with our early redemption of $2 million outstanding under the Yorkville Promissory Notes with the proceeds from the sale of our securities in a past share offering. The Company's issuance of the Yorkville Promissory Notes and the shares of Class A Common Stock issued to Yorkville and issuable upon conversion of the Yorkville Promissory Notes have not been registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Between January 1, 2024 and October 14, 2024, 454,158 shares of Common Stock had been issued upon conversion of the Yorkville Promissory Notes and a cash payment of $750,000 was made in May 2024. The aggregate principal amount was fully satisfied that no remaining outstanding balance under the Yorkville Promissory Notes as of December 31, 2024.

GEM Promissory Note

On February 5, 2024, the Company issued the GEM Promissory Note in the principal amount of $1.0 million to GEM pursuant to the GEM Settlement Agreement. The GEM Promissory Note provides for the issuance of shares of Common Stock at a conversion price equal to the VWAP of the trading day immediately preceding the applicable payment due date. As of March 27, 2026, we have issued an aggregate of 19,000 shares of Class A Common Stock to GEM in satisfaction of the aggregate $784,943 principal amount outstanding under the GEM Promissory Note and paid the remaining balance of $215,057 in cash.

Roth Shares

On February 2, 2024, the Company issued 350 shares of Class A Common Stock to Roth pursuant to the Roth Addendum as consideration for advisory services provided by Roth in connection with the Business Combination.

Marketing Agreement Shares

Effective March 20, 2024, the Company issued to a consultant (the “Marketing Consultant”) 307 shares of its Class A Common Stock, which shares represented $200,000 of compensation for the Marketing Consultant’s services under a marketing services agreement.

Consulting Services Agreement Shares

On April 13, 2024, the Company entered into a Consulting Services Agreement with a consultant (the “Business Consultant”). The Company agreed to issue to the Business Consultant a total of 640 shares of its Class A Common Stock.

Debt Equitization Issuances

From August 23, 2024 to September 23, 2024 the Company entered into various agreements to reorganize outstanding debt from certain creditors (collectively, the “Creditors”) into shares of the Company’s Class A Common Stock (the “Shares”) (collectively, the “Debt Reorganization”). The Shares issued as part of the Debt Reorganization are a mix of Shares that are to be registered with the Securities and Exchange Commission (the “SEC”) in a registration statement on Form S-1 and Shares that are exempt from registration. As of December 31, 2024, the Company has issued an aggregate of 302,794 Shares to the Creditors in exchange for the cancellation of an aggregate of $5,464,657 of debt. The Company agreed to issue an aggregate of 45,000 additional Shares pursuant to the Debt Reorganization.

On September 9, 2024, the Company issued 2,400 restricted shares of its Common Stock, partially in exchange for the various investor relations services outlined in the Consulting Agreement with MZHCI, LLC, an MZ Group Company.

On February 4, 2025 the Company issued 3,000 shares to Verista Partners, Inc., aka Winterberry Group, one of its Creditors, in exchange for the cancellation of a portion of the total outstanding debt, in the amount of $16,666, pursuant to the Debt Reorganization.

CP BF/Alco Shares

As of March 27, 2026, we issued an aggregate of 264,939 shares of Class A Common Stock to CP BF and Alco, which includes 104,882 pre-funded warrants Alco exercised on April 21, 2025, pursuant to the agreements we entered into with them in September 2024.

In October 2025, CP BF exercised its optional conversion option pursuant to which it received an aggregate of 62,700 shares of Class A Common Stock at conversion prices ranging from $2.38 to $2.74 per share, in satisfaction of an aggregate of $167,116 of the Company’s obligations under the 2024 CP BF Convertible Note.

Hudson Global Ventures Shares

On October 15, 2024, the Company issued 4,500 shares of Class A Common Stock to Hudson Global Ventures, LLC, a Nevada limited liability company ("Hudson") pursuant to the Consulting Agreement as consideration for advisory services provided by Hudson. On January 3, 2025 and April 25, 2025, the Company issued 15,000 and 4,000 restricted shares of its Class A Common Stock, respectively, in exchange for the business advisory services outlined in the consulting agreements with Hudson.

CP BF Pre-Funded Warrant Exercise

On January 7, 2025, the Company issued 4 shares of Class A Common Stock to CP BF, resulting from the exercise of 4 pre-funded warrants under the CP BF Pre-Funded Warrant.

RSU Issuance to Executives

On March 6, 2025, the Company issued 33,777 shares of Class A common stock related to RSUs issued to executives as part of the Company’s fiscal 2024 bonus plan, following Board approvals.

Acquisition of Vidello

On January 31, 2025, the Company closed a previously announced merger with Vidello, pursuant to which, the Company issued 89,820 shares of Class A Common Stock to the shareholders of Vidello.

Private Placement

In May 2025, the Company entered into a private placement agreement with certain investors to sell 31,884 shares of Class A common stock at $6.90 per share and 32,352 prefunded warrants (the “May 2025 Prefunded Warrants”) at $3.40 per warrant. The May 2025 Prefunded Warrants were immediately exercised, resulting in the issuance of 32,352 shares of Class A common stock. The Company collected in aggregate $330,000 of gross proceeds from this private placement.

Shares of Class A Common Stock issued to 1800 Diagonal

Between July 22, 2025 and March 27, 2026, the Company issued an aggregate of 717,126 shares of Class A Common Stock, pursuant to conversion notices from 1800 Diagonal to convert an aggregate of $831,039 in notes the Company previously issued to them; the conversion price ranged from $0.878 per share to $2.2685 per share.

Shares of Class A Common Stock issued upon conversion of Senior Secured Convertible Notes

As of March 27, 2026, the Company issued an aggregate of 5,441,812 shares of Class A Common Stock, pursuant to conversion notices to convert an aggregate of $7,243,587 in senior secured convertible notes the Company previously issued to an institutional investor at conversion prices ranging from $0.831 to $2.577 per share.

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

Banzai was founded in 2015. The first product Banzai launched was Reach, a SaaS and managed services offering designed to increase registration and attendance of marketing events, followed by the acquisition of Demio, a SaaS solution for webinars designed for marketing, sales, and customer success teams, in 2021 and the launch of Boost, a SaaS solution for social sharing designed to increase attendance for Demio-hosted events by enabling easy social sharing by event registrants, in 2023. We acquired OpenReel in 2024, and both Vidello and the assets of Superblocks in 2025, further expanding our platform and customer base.

Our customer base comes from a variety of industries, including (among others) healthcare, financial services, e-commerce, technology and media, in over 90 countries. Our customers range in size from solo entrepreneurs and small businesses to Fortune 500 companies. No single customer represents more than 10% of our revenue. Since 2021, we have focused on increasing mid-market and enterprise customers for Demio.

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

Full Year 2025 Financial and Operational Highlights

•
Revenue grew 168.6% to $12.2 million for full year 2025 compared to 2024. Total cost of revenue increased only 53.8% year over year, resulting in improved gross profit.
•
Gross profit reached $10.0 million for full year 2025, compared to $3.1 million in 2024. Gross profit was 82.0% in full year 2025 compared to 68.6% in 2024.
•
Net loss decreased to $22.5 million for full year 2025, compared to $31.5 million in 2024, which represents a $9.0 million improvement year over year.
•
Stockholders' equity increased $10.8 million to $8.1 million as of December 31, 2025. The company made substantial improvements to the balance sheet during 2025.
•
Executed a payoff and debt conversion agreement for approximately $4.3 million in outstanding senior secured debt. The decision by senior debt holders to convert into equity reflects a strong vote of confidence in our vision and trajectory.
•
Secured an $11 million debt facility in June 2025 with an institutional investor to support ongoing operations and solidify the foundation for future growth.

•
Expanded our customer base to over 150,000 cumulative total customers that have used Banzai products as of December 31, 2025. Customers include blue chip names across healthcare, financial services, e-commerce, technology, and media, with customers in over 90 countries.
•
Acquired Vidello, a platform of a suite of products for 3D video creation, royalty free music, and video marketing. Vidello offers a comprehensive video hosting and marketing suite that provides entrepreneurs, startups, agencies, and online businesses with tools to grow their businesses.
•
Acquired the assets of Superblocks, an agentic AI platform for developing and hosting SEO-optimized websites, landing pages, and registration pages. The platform allows marketers to create and host websites using conversational AI, addressing problems that traditionally required rigid template-based site builders or extensive web development expertise.
•
•
An institutional investor increased their direct equity stake to 18.7% following the exercise of warrants. We believe this demonstrates their confidence in our long-term strategy.
•
Established strong pipeline focused on the BFSI (banking, financial services, insurance, and FinTech) segment with multiple seven-figure deals. We are seeing substantial improvements in our pipeline, especially for mid-market and enterprise customers.
•
Successfully shifted CreateStudio revenue model from one-time license to recurring subscription revenue. The vast majority of CreateStudio revenue is now recurring, with a very effective customer upsell program running.

Summary of our recent acquisitions

Superblocks

On November 7, 2025, we acquired the assets of Superblocks, a privately-held Agentic AI platform for developing and hosting launch-ready SEO-optimized websites. The Superblocks platform allows marketers to easily create and host websites, landing pages, and simple web applications using conversational AI.

Vidello

On January 31, 2025, we acquired Vidello, a platform of a suite of products for 3D video creation, royalty free music, and video marketing. Vidello offers a comprehensive video hosting and marketing suite that provides entrepreneurs, startups, agencies, and online businesses with tools to grow their businesses. At the acquisition date, Vidello had over 90,000 customers, and their flagship CreateStudio product has been named a Top 3 Best Rated product in the video maker category by Capterra, and a High Performer by G2.

OpenReel

On December 18, 2024, we acquired OpenReel, a leading enterprise video creation and management solution that empowers companies to create high-quality content at scale and on brand. OpenReel enables businesses of all sizes to cut down on the time-and resource-intensive process of video creation and scale content creation initiatives efficiently, effectively, and securely. OpenReel is trusted by a wide range of customers from small businesses to Fortune 500 companies. OpenReel is based in New York, with its team distributed worldwide. OpenReel’s enterprise customer base includes global organizations, such as Bristol Myers Squibb, Ingram Micro, DXC Technology, Insider Inc., and US Steel.

These acquisitions are a key part of our vision to build a comprehensive suite of AI-powered marketing tools that make marketers' lives faster and easier. For more information regarding these acquisitions, See Note 4 – Acquisitions included in our consolidated financial statements in this Report.

Transaction Announcement

As noted in Item 1. Business, on March 23, 2026, the Company announced that it reached an agreement on terms to acquire assets of ConnectAndSell. The acquisition is expected to increase Banzai’s annual revenue by approximately $15 million. The two companies have executed a non-binding letter of intent, and the final transaction is expected to close in early second quarter 2026, subject to execution of a definitive agreement and closing conditions.

Terminated Act-On Merger

We entered into an Agreement and Plan of Merger, dated January 22, 2025, with Act-On Software, Inc., a Delaware corporation (“Act-On”). Although the Company worked diligently to complete all closing conditions of the Plan of Merger, due to market conditions, on June 6, 2025, Act-On served Banzai with a notice of termination to terminate the Merger Agreement and any related agreements (collectively, the “Transaction Documents”). As per the Transaction Documents, within five calendar days, the Company was required to pay certain termination fees including $500,000 in liquidated damages to cover certain transaction expenses that Act-On incurred in connection with the merger and $882,030 in additional interest and extension fees associated with one of Act-On’s outstanding debts that the Company had intended to payoff in connection with the merger. As of December 31, 2025, the Company had paid the total amount owed of approximately $1,382,030 to Act-On.

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

Due to the Business Combination, we became the successor to an SEC-registered and Nasdaq-listed company, which required Banzai to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We incurred and expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees. We are classified as a “smaller reporting company.” As a result, we have been provided with certain disclosure and regulatory relief. Our future results of operations and financial position may not be comparable to Legacy Banzai’s historical results of operations and financial position as a result of the Business Combination.

Results of Operations

	Year Ended December 31,		Year-over-Year
($ in Thousands)	2025	2024	$	%
Operating income:
Revenue	$12,161	$4,528	$7,633	168.6%
Cost of revenue	2,189	1,423	766	53.8%
Gross profit	9,972	3,105	6,867	221.2%
Operating expenses:
General and administrative expenses	27,287	16,549	10,738	64.9%
Depreciation and amortization expense	1,150	24	1,126	nm
Total operating expenses	28,437	16,573	11,864	71.6%
Operating loss	(18,465)	(13,468)	(4,997)	37.1%
Other expenses (income):
GEM settlement fee expense	—	200	(200)	-100.0%
Interest income	(3)	—	(3)	nm
Interest expense	1,228	—	1,228	nm
Interest expense – related party	1,157	3,047	(1,890)	-62.0%
Gain on extinguishment of liabilities	(4,489)	(681)	(3,808)	559.2%
Gain on release of Vidello revenue holdback	(973)	—	(973)	nm
Loss on debt issuance	444	653	(209)	-32.0%
Loss on Private Placement Issuance	4,874	—	4,874	nm
Loss on issuance of term notes	111	—	111	nm
Loss on issuance of convertible bridge notes	153	—	153	nm
Loss on conversion and settlement of Alco promissory notes – related party	—	4,809	(4,809)	-100.0%
Loss on conversion and settlement of CP BF notes – related party	—	6,529	(6,529)	-100.0%
Loss on extinguishment of debt, net	2,403	1,072	1,331	124.2%
Change in fair value of warrant liability	(1,244)	(626)	(618)	98.7%
Change in fair value of warrant liability – related party	(2)	(573)	571	-99.7%
Change in fair value of bifurcated embedded derivative assets – related party	54	(51)	105	-205.9%
Change in fair value of convertible notes	(1,987)	693	(2,680)	-386.7%
Change in fair value of term notes	173	89	84	94.4%
Change in fair value of convertible bridge notes	(46)	(10)	(36)	360.0%
Yorkville prepayment premium expense	—	81	(81)	-100.0%
Loss on Yorkville SEPA advances	974	—	974	nm
Vidello earnout expense	486	—	486	nm
Failed acquisition costs	1,382	—	1,382	nm
Goodwill impairment	—	2,725	(2,725)	-100.0%
Other (income) expense, net	(727)	88	(815)	nm
Total other expenses, net	3,968	18,045	(14,077)	-78.0%
Loss before income taxes	(22,433)	(31,513)		0.0%
Income tax expense	61	—	61	nm
Net loss	$(22,494)	$(31,513)	$9,019	-28.6%

The percentage changes included in the tables herein that are not considered meaningful are presented as “nm."

Comparison of years ended December 31, 2025 and 2024

Revenue Analysis

	Year Ended December 31,		Year-over-Year
($ in Thousands)	2025	2024	$	%
Revenue	$12,161	$4,528	$7,633	168.6%

The revenue increase was primarily due to the acquisitions of OpenReel in December 2024 and Vidello in January 2025. Revenue from OpenReel and Vidello was approximately $5,473 thousand and $2,261 thousand, respectively, for the year ended December 31, 2025. Revenue from Banzai Operating increased by approximately $121 thousand.

Cost of Revenue Analysis

	Year Ended December 31,		Year-over-Year
($ in Thousands)	2025	2024	$	%
Cost of revenue	$2,189	$1,423	$766	53.8%

The cost of revenue increase was primarily due to the acquisitions of OpenReel and Vidello. Cost of revenue from OpenReel and Vidello was approximately $310 thousand and $402 thousand, respectively, for the year ended December 31, 2025. Cost of revenue from Banzai Operating increased by approximately $69 thousand.

Gross Profit Analysis

	Year Ended December 31,		Year-over-Year
($ in Thousands)	2025	2024	$	%
Gross profit	$9,972	$3,105	$6,867	221.2%

The gross profit increase was primarily due to the acquisitions of OpenReel and Vidello as described above. Gross profit from OpenReel and Vidello was approximately $5,163 thousand and $1,860 thousand, respectively, for the year ended December 31, 2025, and Banzai Operating was approximately $52 thousand.

Operating Expense Analysis

	Year Ended December 31,		Year-over-Year
($ in Thousands)	2025	2024	$	%
Total operating expenses	$28,437	$16,573	$11,864	71.6%

Total operating expenses increased primarily due to the acquisitions of OpenReel and Vidello, which were approximately $6.1 million and $1.9 million, respectively, for the year ended December 31, 2025. Additionally the increase was due to an overall increase in salaries and related expenses of approximately $1.6 million primarily driven by stock-based compensation expense, marketing expenses by approximately $0.6 million, and costs associated with audit, technical accounting, and legal and other professional services of approximately $1.8 million.

Other Expense Analysis

	Year Ended December 31,		Year-over-Year
($ in Thousands)	2025	2024	$	%
Total other expenses, net	$3,968	$18,045	$(14,077)	-78.0%

For the year ended December 31, 2025, we reported total other income of approximately $4.0 million. The change in other expenses (income), net was primarily driven by the following:

▪
Total interest expense of approximately $2.4 million recognized during the year ended December 31, 2025 compared to $3.0 million during the year ended December 31, 2024.
▪
Gain on extinguishment of liabilities of approximately $4.5 million recognized during the year ended December 31, 2025 compared to $0.7 million recognized during the year ended December 31, 2024.
▪
Loss on issuance of debt of approximately $0.4 million during the year ended December 31, 2025 compared to $0.7 million during the year ended December 31, 2024.
▪
Loss on Private Placement Issuance of debt of approximately $4.9 million during the year ended December 31, 2025.
▪
Loss on extinguishment of debt, net of approximately $2.4 million during the year ended December 31, 2025 compared to $1.1 million during the year ended December 31, 2024.
▪
Change in fair value of convertible notes was a gain of approximately $2.0 million during the year ended December 31, 2025 compared to a loss of approximately $0.7 million during the year ended December 31, 2024.
▪
Loss on SEPA advances to Yorkville of approximately $1.0 million during the year ended December 31, 2025.
▪
Costs related to the terminated Act-On acquisition of $1.4 million during the year ended December 31, 2025.
▪
Loss on conversion and settlement of CP BF notes of approximately $6.5 million during the year ended December 31, 2024.
▪
Loss on conversion and settlement of Alco promissory notes of approximately $4.8 million during the year ended December 31, 2024.
▪
Goodwill impairment loss associated with the OpenReel acquisition of approximately $2.7 million during the year ended December 31, 2024.

Provision for Income Taxes

	Year Ended December 31,		Year-over-Year
($ in Thousands)	2025	2024	$	%
Income tax expense	$61	$—	$61	1614.3%

Due to our history of losses since inception, there is not enough evidence at this time to support that we will generate future income of a sufficient amount and nature to utilize the benefits of our net deferred tax assets associated with the U.S. taxing jurisdiction. Accordingly, the U.S. deferred tax assets have been reduced by a full valuation allowance, since we cannot currently support that realization of our deferred tax assets is more likely than not.

At December 31, 2025, we had no unrecognized tax benefits that would impact our effective tax rate if recognized.

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

Impairment of goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in December, or more frequently if a triggering event occurs between impairment testing dates. As of December 31, 2025, the Company had three operating segments, which were deemed to be its reporting units, for the purpose of evaluating goodwill impairment, and the annual impairment test is performed as of December 31.

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

As of the annual impairment testing date of December 31, 2025, the Company performed a quantitative assessment by estimating the fair value of the Company using the market capitalization method of the market approach and an income valuation methodology, consisting of a discounted cash flow analysis and market valuation methodologies, consisting of the guideline public company and guideline transaction methods.

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

The results of the quantitative assessment indicated that the fair value of each of the Company's reporting units exceeded its carrying value, therefore no goodwill impairment was recognized for the year ended December 31, 2025.

Significant negative industry or economic trends, including declines in the market price of the Company’s stock, reduced estimates of future cash flows or business disruptions could result in impairments to goodwill in the future, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Management evaluates the economic conditions in between reporting periods for triggering events.

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

Fair value estimates under the Fair Value Option

The Company measures certain debt instruments at fair value on a recurring basis. Fair value is defined as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The determination of fair value requires management judgment, including the selection of valuation methodologies and the use of assumptions that may not be observable in the market.

The Company has elected the fair value option for certain debt instruments that contain conversion features. When the fair value option is elected, the note is measured at fair value at each reporting date as a single unit of account, and changes in fair value are recognized in earnings.

The Company’s election of the fair value option results in recurring fair value measurements that are considered a critical accounting estimate due to the judgment required in estimating fair value and the sensitivity of the measurement to changes in assumptions. The fair value of these debt instruments are estimated using valuation techniques that incorporate inputs that may not be observable in the market and, accordingly, the fair value measurements are generally classified within Level 3 of the fair value hierarchy. Key assumptions used to estimate fair value may include, among other things, the Company’s credit risk, discount rates, the expected timing and amount of future cash flows, and assumptions related to the conversion feature, including the Company’s stock price and expected volatility. These assumptions are inherently subjective and may change from period to period. As a result, the estimated fair value could differ materially from amounts that would be paid to transfer the liability in a current market transaction, and changes in these assumptions could materially affect the Company’s consolidated financial statements and results of operations.

Non-GAAP Financial Measures

Adjusted EBITDA

In addition to our results determined in accordance with U.S. GAAP, we believe that Adjusted EBITDA, a non-GAAP measure as defined below, is useful in evaluating our operational performance distinct and apart from certain irregular, non-cash, and non-operational expenses. We use this information for ongoing evaluation of operations and for internal planning purposes. We believe that non-GAAP financial information, when taken collectively with results under GAAP, may be helpful to investors in assessing our operating performance and comparing our performance with competitors and other comparable companies.

Non-GAAP measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We endeavor to compensate for the limitation of Adjusted EBITDA, by also providing the most directly comparable GAAP measure, which is net loss, and a description of the reconciling items and adjustments to derive the non-GAAP measure. Some of these limitations are:

▪
Adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation
▪
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or contractual commitments
▪
Adjusted EBITDA does not reflect impairment and restructuring costs
▪
Adjusted EBITDA does not reflect interest expense or other income
▪
Adjusted EBITDA does not reflect income taxes
▪
Adjusted EBITDA does not reflect audit, legal, incremental accounting and other expenses tied to M&A or the Business Combination; and

▪
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

Adjusted EBITDA Analysis

	Year Ended December 31,		Year-over-Year
($ in Thousands)	2025	2024	$	%
Adjusted EBITDA (Loss)	$(7,267)	$(6,506)	$(761)	11.7%

The Adjusted EBITDA decrease is primarily attributable to increased general and administrative expenses.

Net Income/(Loss) to Adjusted EBITDA Reconciliation

	Year Ended December 31,		Year-over-Year
($ in Thousands)	2025	2024	$	%
Net loss	$(22,494)	$(31,513)	$9,019	-28.6%
Interest expense	1,228	—	—	nm
Interest income	(3)	—	(3)	nm
Interest expense – related party	1,157	3,047	(1,890)	-62.0%
Income tax expense	61	—	61	nm
Depreciation and amortization expense	1,150	24	1,126	4691.7%
Stock based compensation	2,679	1,166	1,513	129.8%
GEM commitment fee expense	—	200	(200)	nm
Gain on extinguishment of liabilities	(4,489)	(681)	(3,808)	559.2%
Gain on release of Vidello revenue holdback	(973)	—	(973)	nm
Loss on debt issuance	444	653	(209)	-32.0%
Loss on Private Placement Issuance	4,874	—	4,874	nm
Loss on issuance of term notes	111	—	111	nm
Loss on issuance of convertible bridge notes	153	—	153	nm
Loss on conversion and settlement of Alco promissory notes - related party	—	4,809	(4,809)	-100.0%
Loss on conversion and settlement of CP BF notes – related party	—	6,529	(6,529)	-100.0%
Loss on extinguishment of debt, net	2,403	1,072	1,331	124.2%
Change in fair value of warrant liability	(1,244)	(626)	(618)	98.7%
Change in fair value of warrant liability – related party	(2)	(573)	571	-99.7%
Change in fair value of bifurcated embedded derivative assets – related party	54	(51)	105	-205.9%
Change in fair value of convertible notes	(1,987)	693	(2,680)	-386.7%
Change in fair value of term notes	173	89	84	94.4%
Change in fair value of convertible bridge notes	(46)	(10)	(36)	360.0%
Yorkville prepayment premium expense	—	81	(81)	-100.0%
Loss on Yorkville SEPA advances	974	—	974	nm
Vidello earnout expense	486	—	486	nm
Failed acquisition costs	1,382	—	1,382	nm
Goodwill impairment	—	2,725	(2,725)	-100.0%
Other expense, net	(727)	88	(815)	-926.1%
Transaction related expenses*	7,369	5,772	1,597	27.7%
Adjusted EBITDA	$(7,267)	$(6,506)	$(761)	11.7%

* Transaction related expenses include

	Year Ended December 31,		Year-over-Year
($ in Thousands)	2025	2024	$	%
Professional fees - audit	$801	$499	$302	60.4%
Professional fees - legal	467	1,969	(1,502)	-76.3%
Incremental accounting	981	1,726	(745)	-43.2%
Market study, M&A support	5,121	1,578	3,543	224.5%
Transaction related expenses	$7,369	$5,772	$1,597	27.7%

Liquidity and Capital Resources

Going Concern

As of December 31, 2025 we had cash of approximately $0.3 million. For the year ended December 31, 2025, while we generated revenue of approximately $12.2 million, we used approximately $15.7 million in cash from operating activities and had a net loss of approximately $22.5 million. We have incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of December 31, 2025, we had a working capital deficit of approximately $21.0 million and an accumulated deficit of approximately $100.8 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year of the date these financial statements were issued.

The ability to continue as a going concern is dependent on Management’s plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plans and continuing to raise capital through debt or equity financings, which is not assured. The accompanying consolidated financial statements have been prepared assuming Banzai will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

If we are unable to raise sufficient additional capital, through future debt or equity financings or through strategic and collaborative ventures with third parties, we will not have sufficient cash flows and liquidity to fund our planned business for 12 months from the issuance of these financial statements. There can be no assurances that we will be able to secure alternate forms of financing at terms that are acceptable to management, or at all. In that event, we might be forced to limit many of our business plans and consider other means of creating value for our stockholders. See also Note 2 – Going Concern to our consolidated financial statements in this Report.

Capital structure and sources of liquidity

We have historically funded our operations through a combination of equity and debt financings, including convertible instruments. During 2025, we raised capital through multiple equity and debt financing arrangements with Yorkville, 3i, LP, 1800 Diagonal, Agile, and CP BF, and other lenders and investors, and we intend to seek additional funding through the Yorkville SEPA, the ATM Agreement, as well as other equity and debt financings in 2026. See Note 12 – Debt and Note 15 – Equity to our consolidated financial statements in this Report for further discussion of these arrangements.

Certain of these arrangements still have remaining capacity that may serve as sources of future liquidity to us, however, our ability to access amounts under these facilities is subject to a number of conditions, limitations, and market and other factors, including factors described in our Risk Factors elsewhere in this Report, and there can be no assurance that we will be able to access the full remaining capacity, or access it on terms or in amounts sufficient to meet our liquidity needs. If we are unable to raise such funding, we will have to pursue an alternative course of action to seek additional capital through other debt and equity financing.

We may seek to raise additional capital through a combination of debt and equity financings, including continued use of our at-the-market facility and our SEPA, to support our operations and expansion through acquisition.

Cash Flows

The following table sets forth our cash flows for the years ended December 31, 2025 and 2024. See also our consolidated statement of cash flows in this Report:

	Year Ended December 31,		Year-over-Year
($ in Thousands)	2025	2024	$	%
Net loss	$(22,492)	$(31,513)	$9,021	-28.6%
Net cash used in operating activities	(15,707)	(9,575)	(6,132)	64.0%
Net cash provided by (used in) investing activities	(2,679)	82	(2,761)	-3367.1%
Net cash provided by financing activities	17,634	8,487	9,147	107.8%
Net decrease in cash	(828)	(1,006)	178	-17.7%
Cash at beginning of period	1,087	2,094	(1,007)	-48.1%
Cash at end of period	259	1,087	(828)	-76.2%

Cash Flows for the Year Ended December 31, 2025

Net cash used in operating activities was primarily driven by the net loss, and by working capital adjustments totaling $0.3 million (unfavorable), partially offset by adjustments for non-cash items totaling $4.3 million (favorable). The non-cash items primarily consisted of addbacks for stock-based compensation expense of approximately $2.7 million and depreciation and amortization of approximately $1.2 million, the net impact of debt-related transactions (including gain on extinguishment of debt, loss on issuance of debt and non-cash interest expense) totaling $4.7 million favorable, and the net impact of change in fair value adjustments (including debt under the fair value option, warrants and derivatives) totaling $4.3 million unfavorable.

Net cash used in investing activities was primarily related to our acquisition of Vidello.

Net cash provided by financing activities was primarily driven by proceeds from issuance of shares under the SEPA totaling approximately $18.6 million, proceeds from issuances of debt (both convertible and term) totaling approximately $17.1 million, proceeds from issuances of shares and warrants totaling $3.9 million, partially offset by repayments of debt totaling $18.6 million.

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

Debt Structure, Debt Maturity Profile, Contractual Obligations and Commitments

Our material cash requirements include operating expenses to support the business, debt service (including principal and interest), and contractual obligations such as operating lease commitments. The timing of these requirements within the next 12 months and thereafter is summarized in the table below.

($ in Thousands)	Principal	Accrued Interest	Total Principal and Accrued Interest	Less than 1 year	1 - 3 Years
Debt principal – 15.5% CP BF convertible notes	$3,365	$1,558	$4,923	$—	$4,923
Debt principal – Agile	1,839	—	1,839	1,839	—
Debt principal – Private Placement convertible notes	1,709	171	1,880	1,880	—
Debt principal – Yorkville	1,192	34	1,226	1,226	—
Debt principal – 1800 Diagonal	722	71	793	793	—
Debt principal – Boot Capital	115	2	117	117	—
Operating leases	61	-	61	33	28
Total capital expenditure commitments and financing requirements at December 31, 2025	$9,003	$1,836	$10,839	$5,888	$4,951

Deferred Revenue

As a subscription-based SaaS company, we frequently bill customers in advance for access to our platform for a specified subscription term. Amounts invoiced or collected in advance are recorded as deferred revenue, which represents a contract liability where we have performance obligations to provide access to the platform and customer support over the remaining subscription term. As we satisfy the related performance obligations over time, deferred revenue is reduced and we recognized revenue.

Operating Lease

We have an operating lease for office space. The lease term expires in October 2027. The lease liability balance as of December 31, 2025 represents the future minimum lease payments under non-cancellable leases as liabilities.

Off-Balance Sheet Arrangements

Banzai had no off-balance sheet arrangements as of December 31, 2025.

Nasdaq Listing Compliance

As more fully described in "Item 1. Business" above, we effected the September Stock Split during 2024 and the July Stock Split during 2025, which were 1-for-50 and 1-for-10, respectively, in order to regain compliance with Nasdaq Rules. In addition, as previously disclosed, due to prior noncompliance with certain Nasdaq Rules, we had a hearing before the Nasdaq Panel during 2024, after which, our Class A Common Stock was phased down from the Nasdaq Global Market to the Nasdaq Capital Market. We received additional letters from Nasdaq regarding noncompliance with certain Nasdaq Rules, and were subsequently notified by Nasdaq during 2024 and 2025 that we have regained compliance with all Nasdaq Rules and therefore our securities remain listed on The Nasdaq Capital Market. However, there can be no assurance that we will be able to maintain compliance with Nasdaq listing standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is included at the end of this Report beginning on page F-1 and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2025, our Principal Executive Officer and Principal Financial Officer have concluded that, due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2025, to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weaknesses in our IT General Controls, adherence to the COSO Integrated Framework, and period end financial close and reporting process as described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 15, 2025 (the “2024 10-K").

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). The COSO Framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on that evaluation, as of December 31, 2025, our principal executive officer and principal financial officer concluded that our internal controls and procedures are not effective, and that we have material weaknesses in our IT General Controls, adherence to the COSO Integrated Framework, and period end financial close and reporting process as described below. As a result, these control deficiencies could have resulted in a material misstatement in our financial statements that would not be prevented or detected on a timely basis.

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

IT General Controls:

▪
We will continue to utilize the services of external consultants to review our internal controls environment and make recommendations to remediate the material weaknesses in our financial reporting, including the remediation of the design of controls over provisioning, deprovisioning, access monitoring, and reviews of service organizations and complementary user entity controls.

COSO Entity Level Controls:

▪
We will continue to utilize the services of external consultants to assist enhancement and robustness of entity level controls, leveraging the formal COSO mapping and maintenance of entity level controls currently being performed.
▪
Specifically, we will continue with the process of implementing controls to identify and monitor related party relationships and transactions and to finalize a formal delegation of authority process.

Period End Financial Close and Reporting:

▪
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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated whether any changes in our internal control over financial reporting occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that the merger transaction with Vidello is considered a significant corporate event during the year ended December 31, 2025.

On January 31, 2025, our company closed and completed a merger with Vidello Limited ("Vidello"), a private limited company registered in England and Wales, pursuant to an Agreement and Plan of Merger (the "Vidello Merger Agreement"), dated December 19, 2024, by and among the Company, Vidello, and certain shareholders of Vidello (the "Vidello Shareholders"). As a result, there have been material changes to our internal control environment. Our management has begun to assess and adjust our internal control processes to accommodate the integration of systems, personnel, and financial reporting functions. We will work on implementing additional controls to address the combined entity’s financial reporting requirements, ensuring accuracy, reliability, and compliance. While we believe these adjustments will enhance our overall control framework, we continue to monitor and evaluate their effectiveness to maintain the highest standards of financial reporting integrity.

Other than the changes noted above regarding our steps to remediate our material weaknesses and the Vidello merger, there were no other changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2025 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

a)
There is nothing that the Company would be required to report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that the Company has not reported on a Form 8-K.
b)
During the fiscal quarter ended December 31, 2025, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption, modification, or termination of any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

The Company has adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers, employees, and the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth as of the date of this Report, the name, age, and position of each director and executive officer:

Directors and Executive Officers

Name	Age	Position
Joseph Davy	36	Chief Executive Officer, Chairman and Director
Dean Ditto	59	Chief Financial Officer
Simon Baumer	40	Chief Technology Officer
Jack Leeney	41	Director
Mason Ward	44	Director
Paula Boggs	66	Director
Kent Schofield	46	Director

Executive Officer Biographies

Joseph Davy serves as our Chief Executive Officer and Chairman of our Board, and prior to the Business Combination, served as Chief Executive Officer and as a member the Board of Legacy Banzai since co-founding Legacy Banzai in 2015. Prior to co-founding Legacy Banzai, Mr. Davy served as the General Manager at Avalara from 2013 to 2016. From 2012 to 2013, he served as Chief Executive Officer of Buystand. From 2012 to 2013, he also served as Customer Advisory Board Member at Microsoft Corp. Mr. Davy founded EvoApp in 2009 and served as its Chief Executive Officer and Chief Product Officer from 2009 to 2012. Prior to his service at EvoApp, Mr. Davy was a software engineer at International Business Machines Corp (IBM). Mr. Davy also served as a member of the board of directors of Legalpad Inc. from 2019 to 2022. Prior to joining IBM, Mr. Davy attended the University of North Carolina at Chapel Hill from 2007 to 2010. We believe Mr. Davy is qualified to serve on the Board due to his extensive venture capital experience and experience as founder and chief executive officer of Legacy Banzai.

Dean Ditto serves as our Chief Financial Officer. Prior to joining Banzai, Mr. Ditto served in various CFO roles leading finance, capital markets, accounting, and reporting teams. Mr. Ditto served as the co-founder and Chief Financial Officer for Delta CXO LLC., from February 2024 to July 2025. From April 2022 to February 2024 Mr. Ditto served as the Chief Financial Officer for Akerna Corp. From December 2020 to August 2022 Mr. Ditto served as the Chief Financial Officer for Mydecine Innovations Group, Inc. From June 2019 to September 2020 Mr. Ditto served as the Chief Financial Officer for Sigue Corporation. Mr. Ditto attended Albion College from 1984 to 1988 where he received his Bachelors in Economics and Management, and then attended Indiana University’s Kelley School of Business from 1991 to 1993 where he received his M.B.A in Finance.

Simon Baumer serves as our Chief Technology Officer and prior to this, served as Legacy Banzai’s Chief Technology Officer since 2021. Prior to that, Mr. Baumer worked at Verivox GmbH as Vice President of Engineering from 2018 to 2021, as Head of Software Development from 2016 to 2021, and as Teamlead for Software Development from 2015 to 2021. Mr. Baumer attended Heidelberg University from 2007 to 2013 where he received his Masters degree in Computer Science.

Non-Executive Director Biographies

Jack Leeney has served as a member of the Board since 2023 and prior to this, served as 7GC’s Chairman and Chief Executive Officer since its inception. Since September 2016, Mr. Leeney has served as a Founding Partner of 7GC & Co Sarl and is responsible for running the firm’s operations. Mr. Leeney led the firm’s investments in Cheddar TV, Capsule Pharmacy, hims & hers, Jyve, Roofstock, The Mom Project, and Reliance Jio. Since 2020, he has served as a director for The Mom Project. From December 2020 to November 2022, he served as a director of PTIC, a SPAC that closed an initial business combination with RW National Holdings, LLC (d/b/a Appreciate), the parent holding company of Renters Warehouse, in November 2022. Between April 2011 and December 2016, Mr. Leeney served on the boards of directors of Quantenna Communications, Inc. (Nasdaq: QTNA), DoAt Media Ltd. (Private), CinePapaya (acquired by Comcast), Joyent (acquired by Samsung), BOKU, Inc. (AIM: BOKU), Eventful (acquired by CBS) and Blueliv (Private). Previously, Mr. Leeney served as the Head of U.S. Investing for Telefonica Ventures, the investment arm of Telefonica (NYSE: TEF), between June 2012 and September 2016 and as an investor at Hercules Capital (NYSE: HTGC) between May 2011 and June 2012. He began his career as a technology-focused investment banker at Morgan Stanley in 2007, where he worked on the initial public offerings for Tesla Motors, LinkedIn, and Pandora. Mr. Leeney holds a B.S. from Syracuse University. We believe Mr. Leeney is qualified to serve on the Board due to his extensive venture capital experience.

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

Significant Employee

Other than our officers and directors, we currently have one person who we consider to be a significant employee:

Michael Kurtzman serves as our Chief Revenue Officer. Most recently, Mr. Kurtzman served as CEO of Violett, Inc., an AI-enabled air health platform. Prior to that, he was Chief Revenue Officer at Zype (acquired by Backlight), where he oversaw all revenue and customer-facing functions and led the integration of multiple acquisitions. Earlier in his career, he served as Senior Vice President of Sales at Panopto, a venture-backed SaaS company, where he helped triple annual recurring revenue and supported a successful exit. He also held the role of Vice President of Global Sales at Comcast Technology Solutions, following its acquisition of the Platform. Mr. Kurtzman holds a bachelor’s degree in Speech Communications from University of Illinois.

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

The Board is divided into the following classes:

▪
Class I, which consists of Joseph Davy and Kent Schofield, whose terms will expire at the Company’s annual meeting of stockholders to be held in 2027;
▪
Class II, which consists of Mason Ward, whose term will expire at the Company’s annual meeting of stockholders to be held in 2028; and
▪
Class III, which consists of Paula Boggs and Jack Leeney, whose terms will expire at the Company’s annual meeting of stockholders to be held in 2026.

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

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Joseph Davy
Jack Leeney			☑
Mason Ward	☑	Chair	☑
Paula Boggs	☑	☑	Chair
Kent Schofield	Chair

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

▪
helping the Board oversee its corporate accounting and financial reporting processes;
▪
reviewing and discussing with management the adequacy and effectiveness of our disclosure controls and procedures;
▪
assisting with design and implementation of our risk assessment functions;
▪
managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
▪
discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
▪
developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
▪
reviewing related person transactions;

▪
obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law; and
▪
approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

The Compensation Committee consists of Mason Ward, who serves as the chairperson and Paula Boggs. Each member is independent under the listing standards of Nasdaq, and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. An additional member will be appointed in the near future.

The primary purpose of the Compensation Committee will be to discharge the responsibilities of the Board in overseeing the Company’s compensation policies, plans, and programs and to review, approve, and/or recommend the compensation to be paid to its executive officers, directors, and other senior management, as appropriate. Specific responsibilities of the Compensation Committee include:

▪
reviewing and recommending to the Company’s Board the compensation of the Chief Executive Officer and other executive officers;
▪
reviewing and recommending to the Board the compensation of the Company’s directors;
▪
administering the Company’s equity incentive plans and other benefit programs;
▪
reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for the Company’s executive officers and other senior management;
▪
reviewing and establishing general policies relating to compensation and benefits of the Company’s employees, including the Company’s overall compensation philosophy; and
▪
reviewing and evaluating with the Chief Executive Officer the succession plans for the Company’s executive officers.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Paula Boggs, who serves as the chairperson, Jack Leeney and Mason Ward. Each member is independent under the listing standards of Nasdaq, which is discussed below.

Specific responsibilities of the Nominating and Corporate Governance Committee include:

▪
identifying, reviewing, and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on the Board;
▪
considering and making recommendations to the Board regarding the composition and chairmanship of the committees of the Board;
▪
reviewing with the Chief Executive Officer the plans for succession to the offices of the Company’s executive officers and make recommendations to the Board with respect to the selection of appropriate individuals to succeed to these positions;
▪
developing and making recommendations to the Board regarding corporate governance guidelines and matters; and
▪
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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and beneficial owners of more than 10% of our common stock to file reports with the SEC indicating their holdings of, and transactions in, Banzai’s equity securities. Based solely on a review of copies of these reports, we believe that other than the report listed below, all of our executive officers, directors, and 10% owners timely complied with all Section 16(a) filing requirements in 2025. Mr. Ditto filed his Form 3 late, but as of the date of this Report it has been filed. Additionally, the following directors and officers were late filing his/her respective Form 4: Joseph Davy, Simon Baumer, Jack Leeney, Mason Ward, Paula Boggs, and Kent Schofield.

Item 11. Executive Compensation.

Our named executive officers for the fiscal year ended December 31, 2025, consisting of our principal executive officer, principal financial officer and the next two most highly compensated executive officers, were:

▪
Joseph Davy, our Chief Executive Officer;
▪
Dean Ditto, our Chief Financial Officer;
▪
Simon Baumer, our Chief Technology Officer; and
▪
Michael Kurtzman, our Chief Revenue Officer.

2025 Summary Compensation Table

The following table presents the compensation paid or awarded to our named executive officers for the years ended December 31, 2025 and 2024:

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Joseph Davy – Chief Executive Officer	2025	$350,000		$—		$375,700	(1)	$—		$125,000	(1)	$—	$8,437	(1)	$859,137
Joseph Davy – Chief Executive Officer	2024	310,417		—		500,000	(2)	29,700	(3)	—		—	12,000	(4)	852,117
Simon Baumer – Chief Technology Officer	2025	325,000		—		148,635	(5)	—		18,750	(6)	—	250	(7)	492,635
Simon Baumer – Chief Technology Officer	2024	291,223		—		—		7,425	(3)	—		—	—		298,648
Dean Ditto – Chief Financial Officer (8)	2025	128,125		—		100,000	(5)	—		25,000	(6)	—	10,042	(9)	263,167
Alvin Yip – former Interim Chief Financial Officer (8)	2025	241,500	(10)	—		148,635	(5)	—		12,500	(6)	—	270	(11)	402,905
Alvin Yip – former Interim Chief Financial Officer (8)	2024	220,833		—		50,000	(2)	10,455	(3)	—		—	—		281,288
Michael Kurtzman – Chief Revenue Officer (12)	2025	154,375		56,250	(13)	225,000	(5)	—		—		—	250	(7)	435,875
Mark Musburger – former Chief Financial Officer (14)	2024	106,714		—		—		—		—		—	125,000	(15)	231,714
Ashley Levesque – former Vice President of Marketing (16)	2024	78,750		—		—		—		—		—	3,150	(4)	81,900

(1)

The Stock Awards amount includes the aggregate grant date fair value of an equity award with market conditions to Mr. Davy during the year ended December 31, 2025 under the 2023 Equity Incentive Plan determined in accordance with ASC Topic 718. See Note 16 – Stock-Based Compensation to our consolidated financial statements included in this Report. These amounts do not reflect the actual economic value that may be realized by the named executive officer. The Non-Equity Incentive Compensation Plan described in "2025 Bonuses" below. The All Other Compensation amount consists of Company-match 401(k) plan contributions of $8,167, a home office stipend of $250, and a miscellaneous bonus of $20.

(2)

These amounts include the aggregate grant date fair value of RSU awards to our named executive officers during the year ended December 31, 2024 under the 2023 Equity Incentive Plan (Mr. Davy: $500,000; Mr. Yip: $50,000) determined in accordance with ASC Topic 718. See Note 16 – Stock-Based Compensation to our consolidated financial statements included in this Report. These amounts do not reflect the actual economic value that may be realized by the named executive officer.

(3)

The amounts include the aggregate grant date fair value of stock options granted to our named executive officers during the year ended December 31, 2024 under the 2023 Equity Incentive Plan (Mr. Davy: $29,700; Mr. Baumer: $7,425; and Mr. Yip: $10,455) determined in accordance with ASC Topic 718. See Note 16 – Stock-Based Compensation to our consolidated financial statements included in this Report. These amounts do not reflect the actual economic value that may be realized by the named executive officer.

(4)	Consists of Company-match 401(k) plan contributions.
(5)

These amounts consist of the aggregate grant date fair value of RSU awards to our named executive officers during the year ended December 31, 2025 under the 2023 Equity Incentive Plan (Mr. Baumer: $148,635; Mr. Ditto: $100,000; Mr. Kurtzman: $225,000; and Mr. Yip: $148,635) determined in accordance with ASC Topic 718. Note 16 – Stock-Based Compensation to our consolidated financial statements included in this Report. These amounts do not reflect the actual economic value that may be realized by the named executive officer.

(6)	Consists of annual cash incentive bonuses, as further described in "2025 Bonuses."
(7)	Consists of home office stipend.
(8)

On July 2, 2025, Mr. Ditto was appointed as our Chief Financial Officer, as further described in "2025 Compensation Update." Mr. Ditto replaced Mr. Yip who had served as our interim Chief Financial Officer since June 14, 2024.

(9)	This amount consists of Company-match 401(k) plan contributions of $5,042 and a temporary housing allowance of $5,000.
(10)	In December 2024, the Board approved increasing Mr. Yip's salary to $241,500 per year, effective as of January 1, 2025.
(11)	Consists of a home office stipend of $250, and a miscellaneous bonus of $20.
(12)	On June 16, 2025, Mr. Kurtzman was appointed as our Chief Revenue Officer, as further described in "2025 Compensation Update."
(13)	Consists of the guaranteed portion of an annual cash incentive bonus, as further described in "2025 Bonuses."
(14)	On June 5, 2024, Mark Musburger resigned from his position as Chief Financial Officer.
(15)	Consists of a retention bonus paid in 2024.
(16)	On May 29, 2024, Ashley Levesque resigned from her position as Vice President of Marketing.

Narrative Disclosure to Summary Compensation Table

2025 Compensation Update

In connection with Mr. Ditto’s appointment as Chief Financial Officer in July 2025, the Company and Mr. Ditto entered into an employment offer letter (the "Ditto Offer Letter"), effective July 2, 2025. Pursuant to the Ditto Offer Letter, Mr. Ditto (i) is entitled to receive an annual salary of $275,000 per annum; and (ii) will be eligible to receive an annual incentive cash bonus of $100,000, subject to the achievement of certain goals, the specifics of which were to be agreed upon at a later date. In addition to his annual salary, the Board approved an award of RSUs equivalent to $100,000. The RSUs will vest quarterly and the last ¼ will become fully vested 12 months after they are approved by the Board. The equity will be subject to the terms and conditions of the Company’s 2023 Equity Incentive Plan.

In connection with Mr. Kurtzman’s appointment as Chief Revenue Officer in June 2025, the Company and Mr. Kurtzman entered into an employment offer letter (the "Kurtzman Offer Letter"), effective May 16, 2025. Pursuant to the Kurtzman Offer Letter, Mr. Kurtzman (i) is entitled to receive an annual salary of $285,000 per annum; and (ii) will be eligible to receive an annual incentive cash bonus of $225,000, of which, $56,250 is guaranteed, and the remainder of which is subject to the achievement of certain goals, the specifics of which were to be agreed upon at a later date. In addition to his annual salary, the Board approved an award of RSUs equivalent to $225,000. The RSUs will vest quarterly and the last ¼ will become fully vested 12 months after they are approved by the Board. The equity will be subject to the terms and conditions of the Company’s 2023 Equity Incentive Plan.

2025 Bonuses

In addition to base salaries, our named executive officers are eligible to receive annual performance-based cash bonuses, which are designed to provide appropriate incentives to our employees to achieve defined performance goals.

During 2025, Mr. Davy earned an annual incentive bonus of $125,000 that was paid in stock, and Mr. Ditto and Mr. Baumer earned annual incentive cash bonuses of $25,000 and $18,750, respectively. Mr. Kurtzman earned the guaranteed portion of his annual incentive cash bonus of $56,250.

None of our named executive officers received annual performance-based cash bonuses with respect to the year ended December 31, 2024.

Equity Grants

To further align the interests of our executive officers with the interests of our stockholders and to further focus our executive officers on our long-term performance, we grant equity compensation in the form of restricted stock units (RSUs) and stock options.

During the year ended December 31, 2025, the Company granted RSUs. Each RSU entitles the recipient to one share of Class A Common Stock upon vesting. RSU awards vest 25% quarterly over a period of one year, subject to the named executive officer’s continued service at each vesting date. The Company measures the fair value of RSUs using the stock price on the date of grant.

During 2025, the Company granted Mr. Davy an equity award that includes a market condition based on specified market capitalization thresholds at $15.0 million, $20 million, $25 million and $30.0 million, which result in tranches of stock grants of $250 thousand, $500 thousand, $500 thousand and $750 thousand, respectively, up to $2.0 million in the aggregate ("CEO Award") which had a grant date fair value of $375,700. Mr. Baumer, Mr. Ditto and Mr. Kurtzman were granted 9,709 RSUs, 32,362 RSUs, and 72,815 RSUs, which had a grant date fair value of $148,635, $100,000, and $225,000, respectively.

During 2024, the Company granted Mr. Davy and Mr. Yip 30,488 RSUs and 3,289 RSUs, which had a grant date fair value of $500,000 and $50,000, respectively.

Historically, the Company granted stock options. Stock options allow the holder to exercise the stock option and receive shares upon exercise, with the exercise price determined based on the fair market value of a share of common stock at the time of grant.

The stock options granted to our named executive officers vested or will vest in a 25% increment on the one-year anniversary of the vesting commencement date and thereafter 1/48th of the total shares underlying the option award vests in 36 equal monthly installments, subject to the named executive officer’s continued service at each vesting date.

During 2024, the Company granted Mr. Davy, Mr. Baumer, and Mr. Yip 1,200 stock options, 300 stock options, and 8 stock options, which had a grant date fair value of $29,700, $43,433, and $95,074, respectively.

Outstanding Equity Awards as of December 31, 2025

The following table presents the outstanding equity incentive plan awards held by each named executive officer as of December 31, 2025:

	Option Awards (1)				Stock Awards (2)
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (3)	Options Exercise Prices	Option	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued
Name	#	#	$	Expiration Date	#	$	#		$
Joseph Davy	79	121	500	5/14/2034
	158	242	1,000	5/14/2034
	237	363	2,500	5/14/2034
					—	—	—		375,700	(4)
Simon Baumer	62	—	1,410	7/14/2031
	60	2	1,385	2/15/2032
	46	16	4,190	3/1/2033
	19	31	500	5/14/2034
	39	61	1,000	5/14/2034
	59	91	2,500	5/14/2034
					—	—	2,428	(5)	2,345
Dean Ditto					—	—	24,272	(6)	23,439
Michael Kurtzman					—	—	36,408	(7)	35,159
Alvin Yip	14	11	4,190	12/2/2033
	7	12	147	5/14/2034
					—	—	45	(8)	43
					—	—	2,428	(9)	2,345

(1)	Each of the Option Awards was granted under the 2016 Plan or the 2023 Equity Incentive Plan.
(2)	Each of the Stock Awards was granted under the 2023 Equity Incentive Plan.
(3)

25% of the total shares underlying the option award vest on the one-year anniversary of the vesting commencement date, thereafter 1/48th of the total shares underlying the option award vest in 36 equal monthly installments, subject to continued employment at each vesting date.

(4)

The CEO Award will vest into common stock in 4 tranches ranging from $250 thousand to $750 thousand, up to $2.0 million in the aggregate, if specified market capitalization thresholds ranging from $15.0 million to $30.0 million are met.

(5)	The RSUs vest quarterly commencing with the January 1, 2025 grant date, and the last ¼ will become fully vested in January 2026, subject to continued employment through the applicable vesting dates.
(6)	The RSUs vest quarterly commencing with the July 14, 2025 grant date, and the last ¼ will become fully vested in July 2026, subject to continued employment through the applicable vesting dates.
(7)	The RSUs vest quarterly commencing with the August 22, 2025 grant date, and the last ¼ will become fully vested in June 2026, subject to continued employment through the applicable vesting dates.
(8)	The RSUs vest annually commencing with the May 14, 2024 grant date, and the last ¼ will become fully vested in May 2028, subject to continued employment through the applicable vesting dates.
(9)	The RSUs vest quarterly commencing with the January 1, 2025 grant date, and the last ¼ will become fully vested in January 2026, subject to continued employment through the applicable vesting dates.

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

Non-Employee Director Compensation

The Board reviews director compensation periodically to ensure that director compensation remains competitive such that the Company is able to recruit and retain qualified directors. In January 2026, the Board approved compensation for the 4 non-employee directors for the year ended December 31, 2025 of $327,595 in the form of 216,950 RSUs. In December 2024, the 4 non-employee directors received compensation of $371,507 in the form of 30,049 RSUs. In December 2023, the Company adopted a board of directors’ compensation program that is designed to align compensation with the Company’s business objectives and the creation of stockholder value, while enabling the Company to attract, retain, incentivize, and reward directors who contribute to the long-term success of the Company. Under that program, our non-employee directors are eligible to receive the following:

▪
Annual base retainer of $100,000, to be paid as determined by the Compensation Committee;
▪
Committee Chair Retainers: Audit Committee, $10,000; Compensation Committee, $5,000; and Nominating and Corporate Governance Committee, $5,000.
▪
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

2025 Policies and Practices Related to the Grant of Certain Equity Awards

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity securities authorized for issuance as of December 31, 2025.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by shareholders	12,494	$1,577.59	487,510
Equity compensation plans not approved by shareholders	—	—	—
Total	12,494	$1,577.59	487,510

(1)

Includes 486,366 shares available pursuant to our 2023 Equity Incentive Plan and 1,144 shares available pursuant to our Employee Stock Purchase Plan. The total number of securities remaining available for future issuance indicated above reflects the expansion of shares available under the 2023 EIP Plan, to 1,000,000 shares, which Banzai’s shareholders approved on February 28, 2025.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of our Class A Common Stock and Class B Common Stock as of the date hereof for:

▪
each person known to us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;
▪
each of our named executive officers;
▪
each of our directors; and
▪
all directors and named executive officers as a group.

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

The percentage of beneficial ownership is based on 16,947,708 shares of Class A Common Stock and 607,998 shares of Class B Common Stock outstanding as of March 27, 2026.

	Class A Common Stock			Class B Common Stock		Total Voting Power
Name and Address of Beneficial Owner †	Shares		%	Shares	%	% ††
Directors and Named Executive Officers
Joseph Davy (1)	31,087		*	607,998	100.0%	26.5%
Paula Boggs (2)	7,673		*	—	*	*
Jack Leeney (3)	6,998		*	—	*	*
Kent Schofield (4)	9,645		*	—	*	*
Mason Ward (5)	8,223		*	—	*	*
Dean Ditto (6)	52,108		*	—	*	*
Simon Baumer (7)	46,201	(2)	*	—	*	*
All Directors and Executive Officers of the Company as a Group (7 Individuals)	161,935		*	607,998	100.0%	27.1%

Five Percent or Greater Holders
CP BF Lending, LLC (8)	2,682,074		15.8%	—	*	11.6%
FE IV OR Aggregator, LLC (9)	1,226,624		7.2%	—	*	5.3%

*	Less than 1%.
†	Unless otherwise noted, the business address of each of the following persons is c/o Banzai International, Inc., 435 Ericksen Ave NE, Suite 250, Bainbridge Island, WA 98110.
††

Each share of Common Stock entitles its holders to one vote per share; each share of Class B Common Stock entitles its holder to ten votes on all matters presented to our stockholders generally. As a result, percentage of voting power is based on 23,027,688 total votes.

(1)

Consists of 30,488 shares of Class A Common Stock, 607,998 shares of Class B Common Stock, and options to purchase 599 shares of Class A Common Stock exercisable within 60 days of March 27, 2026 held directly by Joseph Davy.

(2)	Consists of 7,673 shares of Class A Common Stock held directly by Paula Boggs.
(3)	Consists of 6,998 shares of Class A Common Stock held directly by Jack Leeney.
(4)	Consists of 9,645 shares of Class A Common Stock held directly by Kent Schofield.
(5)	Consists of 8,223 shares of Class A Common Stock and warrants to purchase 706 shares of Class A Common Stock held directly by Mason Ward.
(6)	Consists of 9,856 shares of Class A Common Stock held directly by Dean Ditto, and 42,252 RSUs that will vest into shares of Class A Common Stock within 60 days of March 27, 2026.
(7)

Consists of 9,709 shares of Class A Common Stock held directly by Simon Baumer, 36,167 RSUs that will vest into shares of Class A Common Stock within 60 days of March 27, 2026, and options to purchase 325 shares of Class A Common Stock exercisable within 60 days of March 27, 2026.

(8)

Columbia Pacific Advisors may be deemed to beneficially own the securities held by CP BF Lending, LLC because they are the controlling members of the Board of Managers of Columbia Pacific Advisors, LLC. Columbia Pacific Advisors LLC is the manager of CP Business Finance GP, LLC, the manager of CP BF Lending, LLC. The address of CP BF Lending, LLC is 1910 Fairview Ave. E., Suite 300, Seattle, WA 98102.

(9)

Includes (i) 49,996 shares of Class A common stock held by FE IV OR Aggregator, LLC (“FE Aggregator”) and (ii) 1,176,628 shares of Class A common stock issuable upon the exercise of Pre-Funded Warrants held by FE Aggregator. FE Aggregator’s right to exercise Pre-Funded Warrants at any particular time is subject to the Beneficial Ownership Limitation described above, however, for purposes of the second column of the above table, all shares of Class A common stock underlying the Pre-Funded Warrants have been included. As the manager, of FE Aggregator, Frederick N. Coulson, IV may be deemed to have voting and dispositive power over the shares of Class A common stock held by FE Aggregator. The address of FE Aggregator and Mr. Coulson is 4801 Main Street, Suite 700, Kansas City, MO 64112.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The information required by Item 404 of Regulation S-K is incorporated herein by reference to Notes 5 and 12 to the consolidated financial statements of this Annual Report on Form 10-K. Except as disclosed in such notes, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since January 1, 2024, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

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

▪
the size of the transaction and the amount payable to a related party;
▪
the nature of the interest of the related party in the transaction;
▪
whether the transaction may involve a conflict of interest;
▪
whether the transaction involves the provision of goods or services to the Company that are available from unaffiliated third parties and, if so, whether the transaction is on terms and made under circumstances that are at least as favorable to the Company as would be available in comparable transactions with or involving unaffiliated third parties; and
▪
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

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm

Fees for professional services provided by our independent registered public accounting firms Bush & Associates CPA LLC for the year ended December 31, 2025, and Marcum LLP for the year ended December 31, 2024, are as follows:

	Year Ended December 31,
($ in Thousands)	2025	2024
Audit fees (1)	$336	$770
Audit-related fees (2)	—	—
Tax fees	—	—
All other fees	—	—
Total	$336	$770

(1)	Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services rendered in connection with our statutory and regulatory filings.
(2)

Audit-related services consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Pre-Approval Policy

Except as permitted under federal law and SEC rules, all audit and non-audit services performed by our auditors must be pre-approved by the Audit Committee, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). All services reflected in the foregoing table were pre-approved by the Audit Committee in 2025 and 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 6797)

Report of Independent Registered Public Accounting Firm (PCAOB ID: 688)

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for the Years ended December 31, 2025 and 2024

Consolidated Statements of Stockholders’ Deficit for the Years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the Years ended December 31, 2025 and 2024

Notes to the Consolidated Financial Statements

(2) Financial Statements Schedules:

(3) All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(4) Exhibits: The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

Not applicable.

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

2.5

Agreement and Plan of Merger, dated January 22, 2025 by and between Banzai International, Inc. and Act-On Software, Inc. (incorporated by reference to the Current Report on Form 8-K filed on January 23, 2025)

3.1

Second Amended and Restated Certificate of Incorporation of the Company, dated December 14, 2023. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 20, 2023).

3.2	Second Amended and Restated Bylaws of the Company, dated December 14, 2023 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on December 20, 2023).
3.3	Third Amended and Restated Bylaws of the Company, dated March 3, 2025 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on March 4, 2025).
3.4

Amendment to Second Amended and Restated Certificate of Incorporation of the Company, dated September 11, 2024. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 16, 2024).

3.5

Amendment to Second Amended and Restated Certificate of Incorporation of the Company, dated March 3, 2025. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 4, 2025).

3.6	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 3, 2025).
3.7	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 17, 2025).
4.1	Specimen Class A Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 20, 2023).
4.2	Specimen Class B Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 20, 2023).
4.3	Specimen Warrant Certificate of the Company (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on December 20, 2023).
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

4.6

Subordinated Promissory Note, dated December 13, 2023, issued by the Company to Alco Investment Company (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on December 20, 2023).

4.7

Warrant to Purchase Shares of Common Stock of Banzai International, Inc., dated December 15, 2023, issued by the Company to GEM Yield Bahamas Limited (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed on December 20, 2023).

4.8

Promissory Note, dated as of December 14, 2023, issued by Banzai International, Inc. to YA II PN, LTD (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 18, 2023).

4.9

Promissory Note, dated as of February 5, 2024, issued by Banzai International, Inc. to YA II PN, LTD (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 filed on February 5, 2024).

4.10

Promissory Note Agreement, dated as of March 26, 2024, issued by Banzai International, Inc. to YA II PN, LTD (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K filed on April 15, 2025).

4.11*	Description of Securities.
4.12	Certificate of Designation of Series FE Preferred Stock (incorporated by reference to the 8-K filed on December 19, 2024).
4.13	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 3, 2025).
4.14	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 3, 2025).
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

10.16

Supplemental Agreement, dated February 5, 2024, by and between the Company and YA II PN, LTD (incorporated by reference to Exhibit 10.29 of Amendment No. 1 to the Registration Statement on Form S-1 filed on February 5, 2024).

10.17	Form of Convertible Promissory Note issued to YA II PN, LTD (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2025).

10.18

Second Amendment to Loan Agreement by and among the Company, Demio Holding Inc., Banzai Operating Co. LLC and CP BF Lending, LLC, as Lender dated as of September 23, 2024 (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K/A filed on September 27, 2024).

10.19	Debt Repayment Agreement, dated as of May 3, 2024, by and among the Company and Yorkville (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on May 16, 2024).
10.20

Amended and Restated Debt Repayment Agreement, dated as of May 22, 2024, by and between the Company and Yorkville (incorporated by reference to Exhibit 4.12 to the Registration Statement filed on Form S-1 on September 19, 2024).

10.21	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 28, 2024).
10.22	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 27, 2024).
10.23

Lock-up Agreement, dated as of September 20, 2024, by and between Banzai International, Inc. and Alco Investment Company (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed on September 25, 2024).

10.24

Form of Registration Rights Agreement, by and between Banzai International, Inc. and Alco Investment Company (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed on September 25, 2024).

10.25

Securities Purchase Agreement, dated as of September 23, 2024, by and between Banzai International, Inc. and CP BF Lending, LLC (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on September 25, 2024).

10.26

Lock-up Agreement, dated as of September 23, 2024, by and between Banzai International, Inc. and CP BF Lending, LLC (incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed on September 25, 2024).

10.27

Form of Registration Rights Agreement, by and between Banzai International, Inc. and CP BF Lending, LLC (incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed on September 25, 2024).

10.28	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 27, 2024).
10.29

Securities Purchase Agreement, dated as of September 20, 2024, by and between Banzai International, Inc. and Alco Investment Company (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 16, 2024).

10.30	Side Letter to the Loan Agreement with CP BF Lending, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on September 25, 2024).
10.31	Floor Price Adjustment Agreement with Yorkville Advisors (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 16, 2024).
10.32

Consulting Agreement dated as of September 26, 2024 by and between the Company and Hudson Global Ventures, LLC (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 16, 2024).

10.33	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 10, 2024).
10.34	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 10, 2024).
10.35	Form of Subscription Booklet (incorporated by reference to the Current Report on Form 8-K filed on January 23, 2025)
10.36	Form of Pre-Funded Warrant (incorporated by reference to the Current Report on Form 8-K filed on January 23, 2025)
10.37	Voting and Support Agreement, dated January 22, 2025 by and between Banzai International, Inc and Joseph Davy (incorporated by reference to the Current Report on Form 8-K filed on January 23, 2025).
10.38	Form of Share Consideration Escrow Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 23, 2025).
10.39	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on January 23, 2025).
10.40

Voting and Support Agreement, dated December 10, 2024, by and between Joseph P. Davy and Banzai International Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 10, 2024).

10.41	Form of Lock-Up Agreement (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed on December 20, 2024).

10.42	Form of Pre-Funded Warrant (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed on December 20, 2024).
10.43

Voting and Support Agreement, dated December 19, 2024, by and between Banzai International Inc., and Joseph P. Davy (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed on December 20, 2024).

10.44

Closing Letter Agreement, dated January 24, 2025, by and among Banzai International, Inc., Vidello Limited and certain shareholders of Vidello Limited (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed on January 31, 2025).

10.45

Subordinated Business Loan and Security Agreement dated March 31, 2025, by and between Banzai International, Inc., Agile Capital Funding, LLC, and Agile Lending, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 11, 2025).

10.46

Subordinated Secured Promissory Note dated March 31, 2025, by and between Banzai International, Inc., Agile Capital Funding, LLC, and Agile Lending, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 11, 2025).

10.47	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2025).
10.48	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 3, 2025).
10.49	Form of Leak-Out Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 3, 2025).
10.50

At-The-Market Offering Agreement by and between Banzai International, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on August 27, 2025).

10.51

Side Letter to the Loan Agreement, dated October 10, 2025, by and among Banzai International, Inc. and CP BF Lending, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 17, 2025).

10.52

Amendment to Side Letter to the Loan Agreement, dated October 15, 2025, by and among Banzai International, Inc. and CP BF Lending, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on October 17, 2025).

10.53

Exchange Agreement, dated December 15, 2025, by and among Banzai International, Inc., Agile Capital Funding, LLC, and Agile Lending, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 17, 2025).

10.54

Forbearance Agreement, dated December 15, 2025, by and among Banzai International, Inc., Agile Capital Funding, LLC, and Agile Lending, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 17, 2025).

19.1	Banzai International, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on April 15, 2025).
21.1*	List of Subsidiaries.
23.1*	Consent of Marcum, LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Banzai International, Inc. Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on April 15, 2025).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANZAI INTERNATIONAL, INC.

Date: March 31, 2026	By:	/s/ Joseph Davy
Joseph Davy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Davy	Chief Executive Officer and Director	March 31, 2026
Joseph Davy	(Principal Executive Officer)

/s/ Dean Ditto	Chief Financial Officer	March 31, 2026
Dean Ditto	(Principal Financial Officer and Principal Accounting Officer)

/s/ Paula Boggs	Director	March 31, 2026
Paula Boggs

/s/ Jack Leeney	Director	March 31, 2026
Jack Leeney

/s/ Mason Ward	Director	March 31, 2026
Mason Ward

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,

Banzai International, Inc.

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Banzai International, Inc. (the “Company”) as of December 31, 2025, and the related statements of operations, change in stockholders’ deficit, and cash flows for the year then ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that the following is a critical audit matter:

1.
Acquisition of Vidello Limited

As described in Note 4 to the consolidated financial statements, the acquisition of Vidello Limited completed on January 31, 2025, whereby the Company paid to the Vidello Shareholders, $2,745,031 in cash, whereby $2,500,000 are withheld for indemnification expenses and other holdback provisions in accordance with the Vidello Merger Agreement, and issued 89,820 shares of Class A Common Stock together with the Cash Consideration, with allocation to identifiable assets, liabilities, and goodwill material to the consolidated financial statements.

We identified the accounting for this acquisition as a critical audit matter because of the significant judgment required by management in determining (1) valuing equity consideration; (2) Level 3 fair values for Vidello intangibles using unobservable inputs (discount rates, growth rates from preliminary data, comparables); (3) goodwill calculation as residual; (4) Contingent earn-outs/holdbacks scrutiny. Auditing these valuations required a high degree of auditor judgment as well as the involvement of our valuation specialists.

Our audit procedures related to the Company’s accounting for the acquisition included the following, among others:

▪
Understand the transaction structure, acquisition date, and identify the acquirer.
▪
Agree the total consideration (cash, shares, warrants, contingent/earn‑out) to transaction documents and records.
▪
Test the accounting and fair‑value measurement of contingent/earn‑out consideration,
▪
Verify identification and fair‑value allocation of identifiable assets (PP&E, intangibles) and liabilities assumed.
▪
Engaging our valuation specialists to assist in evaluating the appropriateness of the valuation methodologies and key assumptions (growth rates, discount rates, multiples, terminal value) in the client’s valuation report.
▪
Test the underlying financial data (revenue, EBITDA, working capital) used in the valuation against Vidello’s financials.
▪
Obtaining and reviewing the Stock Purchase Agreement and related documents to understand the terms and conditions of the transaction
▪
Testing the mathematical accuracy of management’s calculations
▪
Evaluating the adequacy of the Company’s disclosures related to the acquisition

2.
Fair Value Measurement of Level 3 Financial Instruments and Acquisition-Related Assets

As described in Note 7 to the consolidated financial statements, the Company has issued multiple debt and financing instruments, including convertible notes, warrants, and acquisition-related goodwill and definite-lived intangible assets.

The valuation of these liabilities requires the use of complex models (e.g., Monte Carlo simulations, Black‑Scholes option pricing models, discounted cash flow models) and involves significant management judgment regarding volatility, discount rates, expected terms, credit spreads, and probability‑weighted conversion outcomes. These estimates are subjective, involve high measurement uncertainty, and are material to the financial statements. Therefore, this matter required especially challenging auditor judgment.

Our audit procedures included, among others:

▪
Reading and assessing the terms of the relevant agreements to confirm terms driving valuation inputs.
▪
Testing the reasonableness of key valuation inputs by comparing management’s assumptions to observable market data, including interest rates, volatility benchmarks, and credit‑risk information.
▪
Engaging our valuation specialists to assist in evaluating the appropriateness of the valuation methodologies and independently developing fair value estimates to compare with management’s recorded amounts.
▪
Testing the completeness and accuracy of the underlying data used in the valuation models.
▪
Assessing the adequacy of related disclosures in the financial statements.

/s/Bush & Associates CPA LLC

We have served as the Company’s auditor since 2025.

Las Vegas, Nevada

March 31, 2026

PCAOB ID Number 6797

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Banzai International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Banzai International, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2023 to 2025.

Marlton, NJ

April 15, 2025, except for Note 1 as to which the date is September 12, 2025

PART I—FINANCIAL INFORMATION

BANZAI INTERNATIONAL, INC.

Consolidated Balance Sheets

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash	$259,205	$1,087,497
Accounts receivable, net of allowance for credit losses of $41,341 and $24,210, respectively	709,203	936,321
Prepaid expenses and other current assets	445,089	643,674
Total current assets	1,413,497	2,667,492

Property and equipment, net	8,246	3,539
Intangible assets, net	8,027,391	3,883,853
Goodwill	21,991,721	18,972,475
Operating lease right-of-use assets	55,871	72,565
Bifurcated embedded derivative asset – related party	9,000	63,000
Deferred offering costs	121,788	—
Other assets	4,000	11,154
Total assets	31,631,514	25,674,078

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	2,494,451	7,782,746
Accrued expenses and other current liabilities	4,353,943	3,891,018
Convertible notes – related party	4,922,601	8,639,701
Convertible notes	—	215,057
Convertible notes, carried at fair value	1,856,000	—
Convertible notes (Yorkville)	1,200,501	—
Notes payable, carried at fair value	2,591,310	3,575,000
Warrant liability	378	15,000
Warrant liability – related party	—	2,300
Private placement warrant liability	295,603	—
Earnout liability	990,673	14,850
Due to related party	—	167,118
Deferred revenue	3,642,527	3,934,627
Operating lease liabilities, current	22,823	22,731
Total current liabilities	22,370,810	28,260,148

Deferred revenue, non-current	93,726	117,643
Deferred tax liability	1,078,055	10,115
Operating lease liabilities, non-current	33,922	49,974
Total liabilities	23,576,513	28,437,880

Commitments and contingencies (Note 15)

Stockholders' equity (deficit):
Common stock, $0.0001 par value, 275,000,000 (250,000,000 Class A and 25,000,000 Class B) shares authorized and 10,546,333 (10,315,219 Class A and 231,114 Class B) and 819,516 (588,402 Class A and 231,114 Class B) shares issued and outstanding at December 31, 2025 and 2024, respectively	1,055	82
Preferred stock, $0.0001 par value, 75,000,000 shares authorized, 1 and 1 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	108,911,110	75,515,829
Accumulated other comprehensive (loss) income	(85,377)	—
Accumulated deficit	(100,771,787)	(78,279,713)
Stockholders' equity (deficit)	8,055,001	(2,763,802)
Total liabilities and stockholders' equity (deficit)	$31,631,514	$25,674,078

The accompanying notes are an integral part of these consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2025	2024
Operating income:
Revenue	$12,161,419	$4,527,879
Cost of revenue	2,188,583	1,422,542
Gross profit	9,972,836	3,105,337

Operating expenses:
General and administrative expenses	27,287,345	16,548,902
Depreciation and amortization expense	1,150,471	24,179
Total operating expenses	28,437,816	16,573,081

Operating loss	(18,464,980)	(13,467,744)

Other expenses (income):
GEM settlement fee expense	—	200,000
Interest income	(2,955)	(10)
Interest expense	1,227,509	—
Interest expense – related party	1,156,984	3,047,101
Gain on extinguishment of liabilities	(4,488,627)	(680,762)
Gain on release of Vidello revenue holdback	(973,000)	—
Loss on debt issuance	444,000	653,208
Loss on private placement issuance	4,873,509	—
Loss on issuance of term notes	110,500	—
Loss on issuance of convertible bridge notes	152,826	—
Loss on conversion and settlement of Alco promissory notes – related party	—	4,808,882
Loss on conversion and settlement of CP BF notes – related party	—	6,529,402
Loss on extinguishment of debt, net	2,402,732	1,071,563
Change in fair value of warrant liability	(1,243,528)	(626,000)
Change in fair value of warrant liability – related party	(2,300)	(572,700)
Change in fair value of bifurcated embedded derivative assets – related party	54,000	(51,000)
Change in fair value of convertible notes	(1,987,203)	693,000
Change in fair value of term notes	173,055	88,588
Change in fair value of convertible bridge notes	(46,253)	(10,176)
Yorkville prepayment premium expense	—	80,760
Loss on Yorkville SEPA advances	974,079	—
Vidello earnout expense	485,720	—
Failed acquisition costs	1,382,002	—
Goodwill impairment	—	2,725,460
Other (income) expense, net	(726,572)	88,329
Total other expenses, net	3,966,478	18,045,645
Loss before income taxes	(22,431,458)	(31,513,389)
Income tax expense	60,617	—
Net loss	$(22,492,075)	$(31,513,389)

Deemed dividend - Series A and Series B warrant modification (net of tax)	—	(418,360)

Net loss attributable to common shareholders	$(22,492,075)	$(31,095,029)

Net loss per share attributable to common shareholders
Basic and diluted	$(5.95)	$(69.75)

Weighted average common shares outstanding
Basic and diluted	3,782,998	445,817

The accompanying notes are an integral part of these consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

for the year ended December 31, 2025 and 2024

	Series A Preferred Stock		Series FE Preferred Stock		Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Share	Amount	Shares	Amount	Capital	(loss) income	Deficit	Equity
Balance December 31, 2024	—	$—	—	$—	819,516	$82	$75,515,829	$—	$(78,279,713)	$(2,763,802)
Shares issued to Yorkville under the SEPA	—	—	—	—	2,882,001	289	18,602,931	—	—	18,603,220
Shares issued under ATM	—	—	—	—	1,816,387	182	3,429,075	—	—	3,429,257
Shares issued to FE	—	—	—	—	1,176,628	118	(118)	—	—	—
Shares issued upon private placement	—	—	—	—	64,237	6	329,990	—	—	329,996
Shares issued for payment to Hudson	—	—	—	—	130,600	14	974,247	—	—	974,261
Shares issued for payment to Verista	—	—	—	—	3,000	—	49,800	—	—	49,800
Shares issued for payment to Houlihan	—	—	—	—	13,000	1	30,809	—	—	30,810
Shares issued for payment to Perkins Coie	—	—	—	—	130,000	13	365,287	—	—	365,300
Shares issued for payment to Acorn	—	—	—	—	13,158	1	22,631	—	—	22,632
Shares issued for Vidello acquisition	—	—	—	—	89,820	9	1,661,668	—	—	1,661,677
Shares issued to 1800 Diagonal for conversions of debt	—	—	—	—	240,883	24	457,469	—	—	457,493
Shares issued to 3i for conversions of debt	—	—	—	—	2,565,781	257	4,342,859	—	—	4,343,116
Shares issued to Agile for conversions of debt	—	—	—	—	232,786	23	283,977	—	—	284,000
Shares issued to CP BF for conversions of debt	—	—	—	—	62,700	6	165,455	—	—	165,461
Stock-based compensation	—	—	—	—	—	—	2,679,231	—	—	2,679,231
Vesting of RSUs	—	—	—	—	200,954	20	(20)	—	—	—
Exercise of warrants	—	—	—	—	104,882	10	(10)	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	(85,377)	—	(85,377)
Net loss	—	—	—	—	—	—	—	—	(22,492,075)	(22,492,075)
Balance December 31, 2025	—	$—	—	$—	10,546,333	$1,055	$108,911,110	$(85,377)	$(100,771,788)	$8,055,001

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series FE Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders'
	Shares	Amount	Share	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance December 31, 2023	—	—	—	—	258,529	26	14,890,169	(46,766,324)	(31,876,129)
Effect of reverse stock split	—	—	—	—	18,959	—	—	—	—
Conversion of convertible notes - related party	—	—	—	—	1,781	—	2,540,091	—	2,540,091
Shares issued to Yorkville for convertible notes	—	—	—	—	45,416	5	4,129,995	—	4,130,000
Shares issued to Yorkville for commitment fee	—	—	—	—	1,420	—	500,000	—	500,000
Shares issued to Yorkville for redemption premium	—	—	—	—	1,200	—	115,800	—	115,800
Shares issued to Roth for advisory fee	—	—	—	—	3,879	1	578,832	—	578,833
Shares issued to GEM	—	—	—	—	19,000	2	784,941	—	784,943
Shares issued for marketing expense	—	—	—	—	947	—	334,772	—	334,772
Forfeiture of sponsor shares	—	—	—	—	(200)	—	—	—	—
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	10,456	1	6,257,367	—	6,257,368
Incremental fair value of Series A and Series B warrant modification	—	—	—	—	—	—	418,360	—	418,360
Deemed dividend - Series A and Series B warrant modification	—	—	—	—	—	—	(418,360)	—	(418,360)
Shares issued for exercise of Pre-Funded warrants	—	—	—	—	17,322	2	864	—	866
Shares, warrants and pre-funded warrants issued to CP BF on modification of CP BF debt agreement	—	—	—	—	33,085	3	1,287,000	—	1,287,003
Premium issued as part of CP BF debt modification	—	—	—	—	—	—	4,079,225	—	4,079,225
Issuance of warrants to CP BF, net of issuance costs	—	—	—	—	—	—	2,763,161	—	2,763,161
Shares issued to MZHCI for investor relations services	—	—	—	—	2,400	—	94,800	—	94,800
Shares issued to J.V.B for payment of outstanding debt	—	—	—	—	2,908	—	115,000	—	115,000
Shares, warrants and pre-funded warrants issued to Alco on settlement of Alco promissory notes	—	—	—	—	28,242	3	8,866,617	—	8,866,620
Derecognition of Cantor fee	—	—	—	—	—	—	4,000,000	—	4,000,000
Class A Shares issued for OpenReel acquisition	—	—	—	—	93,056	9	1,526,106	—	1,526,115
Pre-Funded Warrants issued for OpenReel acquisition	—	—	—	—	—	—	19,300,805	—	19,300,805
Series FE Preferred Stock issued for OpenReel acquisition	—	—	1	—	—	—	—	—	—
Exercise of RSUs to Board of Director members	—	—	—	—	7,939	1	(1)		—
Shares issued to Hudson for consulting fee	—	—	—	—	4,500	1	166,500	—	166,501
Conversion of convertible notes - CP BF	—	—	—	—	5,560	1	216,283	—	216,284
Shares issued to Perkins Coie LLP for payment of outstanding debt	—	—	—	—	60,000	6	919,694	—	919,700
Issuance of shares to Yorkville under the SEPA agreement	—	—	—	—	55,000	6	880,937	—	880,943
Shares issued for exercise of pre-funded warrants - HCW PIPE	—	—	—	—	117,647	12	1,164	—	1,176
Shares issued for exercise of pre-funded warrants - CP BF	—	—	—	—	30,470	3	27	—	30
Stock-based compensation	—	—	—	—	—	—	1,165,680	—	1,165,680
Net loss	—	—	—	—	—	—	—	(31,513,389)	(31,513,389)
Balance December 31, 2024	—	$—	1	$—	819,516	$82	$75,515,829	$(78,279,713)	$(2,763,802)

The accompanying notes are an integral part of these consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(22,492,075)	$(31,513,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,150,471	24,179
Provision for credit losses on accounts receivable	17,131	18,462
Non-cash share issuance for marketing expenses	—	245,252
Non-cash shares issued for consulting expenses	974,261	—
Non-cash settlement of GEM commitment fee	—	200,000
Discount at issuance on notes carried at fair value	1,671,996	747,962
Non-cash share issuance for Yorkville redemption premium	—	80,760
Non-cash interest expense	—	1,532,475
Non-cash interest expense - related party	1,177,033	—
Amortization of debt discount and issuance costs - related party	—	1,393,785
Amortization of operating lease right-of-use assets	16,694	137,717
Stock based compensation expense	2,679,231	1,165,680
Gain on release of Vidello revenue holdback	(973,000)	—
Gain on extinguishment of liability	(4,488,627)	(680,762)
Gain on release of due to related party	(67,118)	—
Loss on conversion and settlement of Alco promissory notes - related party	—	4,808,882
Loss on conversion and settlement of CP BF notes - related party	—	6,529,402
Loss on debt issuance	444,000	653,208
Loss on issuance of term notes	110,500	—
Loss on issuance of convertible bridge notes	152,826	—
Loss on Private Placement Issuance	4,873,509	—
Loss on extinguishment of debt, net	2,402,732	1,071,563
Impairment loss	—	2,725,460
Change in fair value of warrant liability	(1,243,528)	(626,000)
Change in fair value of warrant liability - related party	(2,300)	(572,700)
Change in fair value of bifurcated embedded derivative asset - related party	54,000	(51,000)
Change in fair value of convertible notes, carried at fair value	(1,987,203)	693,000
Change in fair value of convertible promissory notes	—	—
Change in fair value of term notes	173,055	88,588
Change in fair value of convertible bridge notes	(46,253)	(10,176)
Changes in operating assets and liabilities:
Accounts receivable	209,987	15,828
Prepaid expenses and other current assets	198,585	551,645
Other assets	7,154	27,227
Accounts payable	(381,632)	1,012,281
Deferred revenue	(740,066)	(6,315)
Accrued expenses	110,421	498,051
Operating lease liabilities	(15,960)	(237,607)
Earnout liability	587,784	(44,549)
Deferred revenue – long-term	(23,917)	10,573
Deferred tax liability	(256,310)	10,115
Other long-term liabilities	—	(75,000)
Net cash used in operating activities	(15,706,619)	(9,575,403)
Cash flows from investing activities:
Cash paid for acquisition of Vidello, net of cash acquired	(2,677,480)	—
Cash paid for asset acquisition of Superblocks	(1,500)	—
Cash acquired in acquisition of OpenReel	—	82,219
Net cash provided by (used in) investing activities	(2,678,980)	82,219
Cash flows from financing activities:
Payment of GEM commitment fee promissory note	(215,057)	(1,200,000)
Payment of Vidello transition holdback	(500,000)	—
Repayment of convertible notes (Yorkville)	(4,514,664)	(750,000)
Proceeds from related party advance	—	100,000
Repayment of related party advance	(100,000)	—
Proceeds from term notes, net of issuance costs	5,412,050	2,782,438
Repayment of term notes	(8,694,757)	(1,939,583)
Repayments of private placement notes	(1,291,516)	—
Partial repayment of convertible notes - related party	(4,728,672)	(283,315)
Proceeds from Yorkville redemption premium	—	35,040
Proceeds from issuance of convertible notes, net of issuance costs	9,975,654	2,602,000
Proceeds received for exercise of Pre-Funded warrants	—	2,072
Proceeds from issuance of shares to Yorkville under the SEPA	18,603,220	880,943
Proceeds from shares issued to Verista	49,800
Payment of deferred offering costs – ATM	(238,330)	—
Proceeds from issuance of common stock and pre-funded warrants under private placement	329,996	—
Proceeds from issuance of common stock and warrants	3,545,799	6,257,368
Net cash provided by financing activities	17,633,523	8,486,963
Effect of exchange rate changes on cash and cash equivalents	(76,216)	—
Net decrease in cash	(828,292)	(1,006,221)
Cash at beginning of period	1,087,497	2,093,718
Cash at end of period	$259,205	$1,087,497

BANZAI INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information:
Cash paid for interest	1,095,395	338,393
Cash paid for taxes	10,621	5,113
Non-cash investing and financing activities
Shares issued to Roth for advisory fee	—	578,833
Shares issued to GEM	—	784,943
Shares issued for marketing expenses	—	334,772
Shares issued to MZHCI for investor relations services	—	94,800
Shares issued to J.V.B for payment of outstanding debt	—	115,000
Shares issued for exercise of Pre-Funded warrants	—	2,072
Deemed dividend - Series A and Series B warrant modification	—	418,360
Shares issued to CP BF for debt restructuring	—	1,287,003
Warrants and pre-funded warrants issued to CP BF for debt restructuring	—	2,763,161
Premium issued as part of CP BF debt modification	—	4,079,225
Shares issued to Alco for debt restructuring	—	1,098,614
Warrants and pre-funded warrants issued to Alco for debt restructuring	—	7,768,006
Shares issued for Hudson consulting fee	974,261	166,501
Shares issued for payment to Verista	49,800	—
Shares issued to Perkins Coie LLP for payment of outstanding debt	—	919,700
Settlement of GEM commitment fee	—	200,000
Shares issued to Yorkville for commitment fee	—	115,800
Derecognition of Cantor fee	—	4,000,000
Consideration transferred for acquisition of Vidello	1,661,677	—
Assets acquired in acquisition of Vidello	8,393,172	—
Liabilities assumed in acquisition of Vidello	3,986,464	—
Consideration transferred for acquisition of OpenReel	—	20,826,920
Assets acquired in acquisition of OpenReel	—	24,484,460
Liabilities assumed in acquisition of OpenReel	—	3,657,540
Right-of-use assets obtained in exchange for lease obligations	—	76,269
Conversion of private placement convertible notes, carried at fair value	4,343,116	—
Shares issued for payment of outstanding debt	396,110	—
Shares issued for 1800 Diagonal Note conversions of debt	444,317	—
Shares issued to Yorkville of aggregate commitment fee	—	500,000
Issuance of convertible promissory note – GEM	—	1,000,000
Bifurcated embedded derivative liabilities at issuance – related party	—	12,000
Conversion of convertible notes - Yorkville	—	4,130,000
Conversion of convertible notes - related party	—	2,540,091

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

Reverse Stock Splits

On August 29, 2024, the stockholders of the Company collectively approved an amendment to the Company’s Certificate of Incorporation, as amended and restated, to effect a reverse stock split (the “2024 Reverse Stock Split”) of the Company’s outstanding Class A Common Stock at a ratio of 1-for-50 effective as of September 19, 2024. The Class B Common Stock was not affected by the 2024 Reverse Stock Split.

On June 27, 2025, the stockholders of the Company collectively approved an amendment to the Company’s Certificate of Incorporation, as amended and restated, to effect a reverse stock split (the “2025 Reverse Stock Split”) of the Company’s outstanding Class A Common Stock and Class B Common Stock at a ratio of 1-for-10 effective on July 8, 2025.

No cash or fractional shares were issued in connection with the 2024 Reverse Stock Split and 2025 Reverse Stock Split, and instead the Company rounded up to the next whole share in lieu of issuing fractional shares that would have been issued in the reverse split. Proportional adjustments were made to the number of shares of Class A Common Stock issuable upon exercise or conversion of the Company’s outstanding stock options and warrants, the exercise price or conversion price (as applicable) of the Company’s outstanding stock options and warrants, and the number of shares reserved for issuance under the Company’s equity incentive plan. All Class A Common Stock share and per share information included in this Annual Report on Form 10-K has been retroactively adjusted to reflect the impact of the 2024 Reverse Stock Split and 2025 Reverse Stock Split.

Smaller Reporting Company

The Company is an "smaller reporting company," as defined by SEC rules, and it may take advantage of reduced financial statement disclosure requirements in our SEC filings. Therefore, the Company’s financial statements may not be comparable to certain public companies.

2. Going Concern

As of December 31, 2025 the Company had cash of approximately $0.3 million. For the year ended December 31, 2025, the Company used approximately $15.7 million in cash for operating activities. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of December 31, 2025, the Company had an accumulated deficit of approximately $100.8 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year of the date these financial statements were issued.

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

The Company’s plans include obtaining future debt financings (see Note 12 – Debt) and equity financings associated with the Yorkville SEPA and the ATM (as defined in Note 15 – Equity). If the Company is unsuccessful in completing these planned transactions, it may be required to reduce its spending rate to align with expected revenue levels and cash reserves, although there can be no guarantee that it will be successful in doing so. Accordingly, the Company may be required to raise additional cash through debt or equity transactions. It may not be able to secure financing in a timely manner or on favorable terms, if at all. As a result, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments, intercompany adjustments, reclassifications and non-recurring adjustments) have been recorded to present fairly our financial position as of December 31, 2025 and 2024, respectively, and the results of operations and cash flows for the years ended December 31, 2025 and 2024, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the audited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that estimates made as of the date of the financial statements could change in the near term due to one or more future events. Actual results could differ significantly from these estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include estimates of impairment of goodwill, recognition and measurement of convertible notes, including the associated embedded derivatives, determination of the fair value of the warrant liabilities and debt instruments reported at fair value, determination of the consideration transferred and purchase price allocated to assets acquired and liabilities assumed for acquisitions which are based on their estimated fair values at the date of acquisition, estimated useful lives of finite-lived intangible assets, and recognition and measurement of stock compensation.

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

Cash

The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. As of December 31, 2025 and 2024, respectively, the Company does not have any cash equivalents.

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

The allowance for expected credit losses is based on the probability of future collection under the current expected credited loss (“CECL”) impairment model. Account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible. Subsequent recoveries are credited to the allowance. Changes in the allowance are recorded as adjustments to credit losses in the period incurred.

The following table presents changes in the allowance for credit losses for the year ended December 31, 2025:

Balance - December 31, 2024	$24,210
Change in provision for credit losses	17,131
Balance - December 31, 2025	$41,341

Costs to Obtain a Contract

Sales commissions earned by the Company's sales force are the primary costs incurred to obtain a contract with a customer, and are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit the Company has determined to be three (3) years. The Company determined the period of benefit by taking into consideration the average contractual customer term, technology obsolescence and other factors. Certain commission expenses are not capitalized and are instead directly expensed. Capitalized commissions are included within prepaid expenses and other current assets on the consolidated balance sheets.

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

Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, or more frequently if a triggering event occurs between impairment testing dates. Our annual impairment testing date is December 31.

We identify our reporting units in accordance with the FASB ASC 280, Segment Reporting. At December 31, 2025, the Company has three operating segments which were deemed to be its reporting units, and goodwill is allocated to each reporting unit.

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

Intangible assets, net

Intangible assets, net consists of identifiable intangible assets that are subject to amortization such as customer relationships, trade names and developed technology resulting from acquisitions. Intangible assets are initially recorded at fair value on the date of acquisition and subsequently amortized over their estimated economic lives on a straight-line basis which approximates the pattern in which the economic benefits of the assets will be consumed. Intangible assets are presented net of accumulated amortization in the consolidated balance sheets.

The Company periodically evaluates its long-lived assets for potential impairment in accordance with FASB ASC 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges on intangible assets through December 31, 2025.

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

Warrant Liability – related party

The warrants originally issued in 7GC's initial public offering (the "Public Warrants") are recognized as derivative liabilities in accordance with FASB ASC 815, Derivatives and Hedging ("ASC 815"). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercise or expiration, and any change in fair value is recognized in the consolidated statements of operations.

The Public Warrants were initially measured at fair value using a Monte Carlo simulation model and have subsequently been measured based on the listed market price of such warrants. Warrant liabilities are classified as current liabilities on the consolidated balance sheets. The changes in the fair value of the derivative warrant liability is presented in the line item "change in fair value of warrant liabilities – related party" in the accompanying consolidated statements of operations.

GEM Warrant Liability

The GEM Warrants were not considered indexed to the issuer’s stock pursuant to ASC 815, as the holder’s ability to receive in lieu of the Warrant one percent of the total consideration received by the Company’s stockholders in connection with a Change of Control, where the surviving corporation is not publicly traded, adjusts the settlement value based on items outside the Company’s control in violation of the fixed-for-fixed option pricing model. As such, the Company recorded the Warrants as liabilities initially measured at fair value with subsequent changes in fair value recognized in earnings each reporting period. The changes in the fair value of the derivative warrant liability is presented in the line item "change in fair value of warrant liabilities" in the accompanying consolidated statements of operations.

Concentration of Business and Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company has no financial instruments with off-balance sheet risk of loss.

At December 31, 2025, one customer accounted for 10% or more of accounts receivable with a concentration of 13% of the total accounts receivable balance. At December 31, 2024, one customer accounted for 10% or more of accounts receivable with a concentration of 14% of the total accounts receivable balance. For the years ended December 31, 2025 and 2024, no customers accounted for 10% or more of total revenues.

At December 31, 2025 and 2024, no suppliers and two suppliers accounted for 10% or more of accounts payable, respectively.

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	For the Year Ended December 31,
	2025	2024
Numerator:
Net loss attributable to common shareholders—basic and diluted	$(22,492,075)	$(31,095,029)

Denominator:
Weighted average shares—basic and diluted	3,782,998	445,817
Net loss per share attributable to common shareholders—basic and diluted	$(5.95)	$(69.75)

Securities that were excluded from loss per share as their effect would be anti-dilutive due to the net loss that could potentially be dilutive in future periods are as follows:

	As of December 31,
	2025	2024
Options	12,553	2,566
RSUs	413,902	34,078
Public warrant shares	23,000	23,000
GEM warrant shares	1,657	1,657
Common warrant shares	736,000	452,761
Placement agent warrant shares	71,827	10,490
Pre-funded warrants	—	—
Total	1,258,940	524,552

Costs of Revenue

Costs of revenue consist primarily of infrastructure, streaming service, data license and contracted services costs, as well as merchant fees and payroll costs.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $659,877 and $467,897 for the years ended December 31, 2025 and 2024, respectively, which are included in general and administrative expenses on the consolidated statements of operations.

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards in accordance with FASB ASC 718, Stock Compensation. The Company accounts for forfeitures as they occur. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Income Taxes

Income taxes are recorded in accordance with FASB ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

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

Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statements of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the consolidated balance sheets. Refer to Note 7 – Fair Value Measurements and Note 12 – Debt for further detail.

Fair Value of Financial Instruments

In accordance with FASB ASC 820, Fair Value Measurement, the Company uses a three-level hierarchy for fair value measurements of certain assets and liabilities for financial reporting purposes that distinguishes between market participant assumptions developed from market data obtained from outside sources (observable inputs) and the Company's own assumptions about market participant assumptions developed from the best information available to us in the circumstances (unobservable inputs). The fair value hierarchy is divided into three levels based on the source of inputs as follows:

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

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management during the years ended December 31, 2025 and 2024. The carrying amount of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue, and other current liabilities approximated their fair values as of December 31, 2025 and 2024.

Fair Value Option Election

The Company determined the January 2025 Yorkville Note, the September 2025 Yorkville Note, the Agile Notes, the 1800 Diagonal Notes, the Private Placement Convertible Notes, and the Boot Capital Convertible Notes (each as defined in Note 12 – Debt, and together the "FVO Notes") were eligible for the fair value option, in accordance with FASB ASC 825-10-50-28, and made such election to account for these instruments at fair value.

The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. Additional term or other notes may be issued in subsequent periods where the Company would be able to make a fair value option election upon issuance provided eligibility criteria are met. The fair value option election was made to align the accounting for the FVO Notes with the Company's financial reporting objectives and reduce operational effort to account for embedded features that otherwise would require bifurcation as a separate unit of account.

Pursuant to the fair value option election, direct and incremental debt issuance costs and consideration paid to the respective lender were expensed as incurred and recorded in other income (expense), net in the consolidated statements of operations.

Losses recognized upon issuance of debt represent the difference between issuance date fair value and the proceeds received net of discount or premium, which are recorded in loss on debt issuance in the consolidated statements of operations.

The Company records the portion of the FVO Notes that are issued and outstanding for accounting purposes at fair value with changes in fair value recorded in change in fair value in the consolidated statements of operations, except for the portion of the total change in fair value that results from a change in the instrument-specific credit risk of FVO Notes, which is recorded in other comprehensive income (loss), if applicable. Measurement of the change in fair value of the FVO Notes includes accrued interest, whether paid-in-kind or cash.

Accrued interest on the FVO Notes is included in the respective debt instrument's balance on the consolidated balance sheets.

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

Recent Accounting Pronouncements

Recent accounting pronouncements not yet effective

In November 2024, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The guidance also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption of the amendment is permitted. The Company is currently evaluating the guidance and its impact to its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. This guidance is effective for periods beginning after December 15, 2025 and will be adopted prospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which enhances the disclosure requirements for the income tax rate reconciliation, domestic and foreign income taxes paid, requiring disclosure of disaggregated income taxes paid by jurisdiction, unrecognized tax benefits, and modifies other income tax-related disclosures. The Company adopted this guidance effective January 1, 2025, on a prospective basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

4. Acquisitions

Vidello

On January 31, 2025, the Company closed a previously announced merger with Vidello Limited ("Vidello"), a private limited company registered in England and Wales (the "Vidello Merger"), pursuant to an Agreement and Plan of Merger (the "Vidello Merger Agreement"), dated December 19, 2024, by and among the Company, Vidello, and certain shareholders of Vidello (the "Vidello Shareholders"). At the closing, Vidello Shareholders transferred all the outstanding shares of Vidello to the Company, and Vidello became a direct and wholly owned subsidiary of the Company. At the closing, the Company paid to the Vidello Shareholders, $2,745,031 in cash (the "Vidello Cash Consideration"), whereby $2,500,000 are withheld for indemnification expenses and other holdback provisions in accordance with the Vidello Merger Agreement, and issued 89,820 shares of Class A Common Stock (the "Share Consideration," together with the Cash Consideration, the "Vidello Closing Consideration"). The Company's primary reason for acquiring Vidello was to enhance revenue growth and strengthen the Company's competitive market position through cross selling opportunities. Vidello is a video hosting and marketing platform designed to help businesses manage, customize, and optimize their video content.

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

As of December 31, 2025, the Company recognized $485,720 of expense after foreign currency translation in the consolidated statements of operations related to the Transition Holdback Amount in the line Vidello earnout expense. As of December 31, 2025, the Company had paid the contractual amount of $500,000 to the Vidello Shareholders for the Transition Holdback Period.

As of December 31, 2025, the 180 day measurement period for the Revenue Holdback had lapsed and the revenue conditions as defined in the Vidello Merger Agreement had not been met. As such the Company recognized a gain on the extinguishment of Vidello revenue holdback of $973,000 for the year ended December 31, 2025.

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

The Company incurred transaction costs of approximately $730,000 which are included in the consolidated statements of operations.

The Vidello Merger was accounted for as a business combination under the acquisition method pursuant to FASB ASC 805, Business Combinations (“ASC 805”), with the Company as the accounting acquirer. Under the acquisition method, the total purchase price of the acquisition is allocated to the net identifiable tangible and intangible assets acquired and liabilities assumed based on the fair values as of the acquisition date. The preliminary fair value of the consideration transferred totaled $6,267,747 summarized as follows:

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

The Company made a provisional allocation of the purchase price of the Vidello Merger to the assets acquired and liabilities assumed as of the acquisition date. The following table summarizes the provisional purchase price allocation relating to the Vidello Merger:

Assets acquired:
Cash and cash equivalents	$67,551
Property and equipment, net	9,375
Intangible assets – customer relationships	551,000
Intangible Assets – trade name	736,000
Intangible Assets – developed technology	4,010,000
Total assets	$5,373,926
Liabilities assumed:
Accounts payable	705
Accrued expenses and other current liabilities	15,377
Unearned revenue, current	447,966
Deferred tax liability	1,324,250
Taxes payable	337,127
Total liabilities	$2,125,425
Total identifiable net assets	3,248,501
Goodwill recorded:
Goodwill	3,019,246
Total consideration	$6,267,747

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

All intangible assets acquired are subject to amortization and their associated estimated useful lives are as follows:

Estimated
Intangible Assets	Useful Life
Customer relationships	6 years
Trade name	10 years
Developed technology	7 - 8 years

Net income in the consolidated statements of operations for the year ended December 31, 2025 and 2024 includes net loss of approximately $250 thousand and net income of $734 thousand, respectively, of Vidello from the date of acquisition to December 31, 2025.

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

The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

	For the year ended December 31,
	2025	2024
Revenue	$12,391,854	$10,006,674
Cost of revenue	2,379,038	2,114,675
Operating expenses	28,511,163	19,795,088
Total other expenses (income), net	3,966,478	18,045,645
Loss before income taxes attributable to common stockholders	(22,464,825)	(29,948,734)

5. Related Party Transactions

Due to Related Party of 7GC

During 2023, the Sponsor paid certain expenses on behalf of 7GC. Upon Closing of the Merger, Banzai assumed the $67,118 liability. As of December 31, 2025, there is no remaining balance outstanding related to this liability.

Legacy Banzai Related Party Transactions

During 2023, Legacy Banzai issued Promissory Notes and Convertible Notes to related parties. See Note 12 – Debt for further details related to these transactions and associated balances.

Debt Restructuring Agreement with CP BF

On September 5, 2024, the Company and CP BF agreed to amend the outstanding balance of all debt previously in the form of one term note and two convertible notes into one new consolidated convertible note. The newly issued consolidated convertible note was issued on September 23, 2024. Additionally on September 23, 2024, the Company and CP BF entered into a share purchase agreement where the Company issued equity in the form of common stock, common stock warrants and pre-funded warrants to CP BF for the reduction of $2 million of debt under the newly issued consolidated convertible note. See Note 12 – Debt, for further details related to the transaction and associated balances.

Due to Related Party of Company CEO

On September 12, 2024, the CEO of the Company loaned the Company an advance of $100,000. The advance is non-interest bearing, and matures one year from issuance. During the year ended December 31, 2025, the outstanding balance was repaid.

6. Revenue

Revenue is generated through Banzai providing marketing and webinar platform subscription software service for a set period of time. The Company’s services include providing end-to-end video engagement solutions that provide a fast, intuitive and powerful platform of marketing tools that create more intent-driven videos, webinars, virtual events and other digital and in-person marketing campaigns. As noted within the statements of work and/or invoices, agreements range from monthly, to annual, to multi-year and Banzai generally provides for net 30-day payment terms with the payment made directly through check or electronic means. Banzai’s Management believes its exposure to credit risk is sufficiently mitigated by collection through credit card sales or direct payment from established clients.

At contract inception, once the contract is determined to be within the scope of FASB ASC 606, Revenue from Contracts with Customers, ("ASC 606"), the Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. The Company recognizes revenues following the five-step model prescribed under ASC 606:

1.	identify contract(s) with a customer;
2.	identify the performance obligation(s) in the contract;
3.	determine the transaction price;
4.	allocate the transaction price to the performance obligation(s) in the contract; and
5.	recognize revenues when (or as) the Company satisfies a performance obligation.

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

Revenue is recognized when a performance obligation is satisfied by transferring control of the service to the customer, which occurs over time. The Company considers this method a faithful depiction of the transfer of control as services are substantially the same and have the same pattern of transfer over the life of the contract. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

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

Service Trade Revenue

The Company has one customer for which the customer is also a vendor. For this one customer, the Company exchanged services for approximately $125,000 and $239,000, during the years ended December 31, 2025 and 2024, respectively.

Disaggregation of Revenue

The following table summarizes revenue by region based on the billing address of customers for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas	$9,193,173	76%	$2,564,074	57%
Europe, Middle East and Africa (EMEA)	1,066,254	9%	1,492,561	33%
Asia Pacific	1,901,992	15%	471,244	10%
Total	$12,161,419	100%	$4,527,879	100%

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

The following table summarizes accounts receivable, net as of the dates presented:

Balance – January 1, 2024	$105,049
Balance – December 31, 2024	936,321
Balance – December 31, 2025	709,203

Costs to Obtain a Contract

Commission expenses were $466,951 and $193,995 for the years ended December 31, 2025 and 2024, respectively. The following summarizes the activity related to costs to obtain a contract during the years ended December 31, 2025 and 2024:

Balance – December 31, 2023	$51,472
Commissions incurred	180,141
Deferred commissions recognized	(200,109)
Balance – December 31, 2024	31,504
Commissions incurred	286,311
Deferred commissions recognized	(221,609)
Balance – December 31, 2025	$96,206

Deferred Revenue

Deferred revenue represents amounts that have been collected in advance of revenue recognition and is recognized as revenue when transfer of control to customers has occurred or services have been provided. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable revenue agreements. Differences between the revenue recognized per the below schedule, and the revenue recognized per the consolidated statement of operations, reflect amounts not recognized through the deferred revenue process, and which have been determined to be insignificant. For the year ended December 31, 2025 and the year ended December 31, 2024, the Company recognized $3,867,853 and $1,214,096 in revenue that was included in the prior year deferred revenue balance, respectively.

The change in total deferred revenue was as follows for the periods indicated:

	Year Ended December 31,
	2025	2024
Total deferred revenue, beginning of period	$4,052,270	$1,214,096
Billings	9,487,029	4,362,730
Revenue recognized (prior year deferred revenue)	(3,867,853)	(1,214,096)
Revenue recognized (current year deferred revenue)	(6,383,159)	(3,091,333)
Acquired deferred revenue of OpenReel (see Note 4 – Acquisitions)	—	2,780,873
Acquired deferred revenue of Vidello (see Note 4 – Acquisitions)	447,966	—
Total deferred revenue, end of period	$3,736,253	$4,052,270

7. Fair Value Measurements

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the periods ended December 31, 2025 and the year ended December 31, 2024. The carrying amount of accounts payable approximated fair value as they are short term in nature.

Fair Value on a Recurring Basis

The Company follows the guidance in FASB ASC 820, Fair Value Measurement for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the Public Warrants liabilities represent Level 1 measurements. The estimated fair value of the convertible notes bifurcated embedded derivative asset, GEM warrant liabilities, Yorkville convertible note, Agile term notes, 1800 Diagonal convertible notes, Private Placement Convertible Notes, Private Placement Warrants and Goodwill and Definite-lived intangible assets recognized as part of acquisitions, represent Level 3 measurements.

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis at December 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		As of December 31,
Description	Level	2025	2024
Assets:
Bifurcated embedded derivative asset – related party	3	$9,000	$63,000
Definite-lived intangibles	3	8,027,391	3,883,853
Goodwill	3	21,991,721	18,972,475
Liabilities:
Warrant liabilities – public	1	-	2,300
GEM warrant liabilities	3	378	15,000
Earnout liability (Note 4)	3	990,673	-
Yorkville convertible note	3	1,200,501	-
Agile term notes	3	1,728,487	3,143,000
1800 Diagonal convertible notes	3	746,987	432,000
Private Placement Convertible Notes	3	1,856,000	-
Private Placement Warrants	3	295,603	-
Boot Capital note	3	115,836	-

For assets and liabilities that are measured at fair value on the acquisition date, see Note 4 – Acquisitions.

Warrant Liability - Public Warrants

The following table summarizes the changes in the fair value of the Public Warrants liability for the year ended December 31, 2025. See also Note 13 – Warrant Liabilities.

Public Warrants
Balance at December 31, 2024	$2,300
Change in fair value	(2,300)
Balance at December 31, 2025	$—

Warrant Liability - GEM Warrants

The measurement of fair value of the GEM Warrants was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance, including share price, exercise price, term, volatility, risk-free rate, probability of dilutive term of three years, and expected time to conversion. See also Note 13 – Warrant Liabilities.

The following table summarizes the changes in the fair value of the GEM Warrants liability for the year ended December 31, 2025:

GEM Warrants
Balance at December 31, 2024	$15,000
Change in fair value	(14,622)
Balance at December 31, 2025	$378

Yorkville Convertible Notes

The measurement of fair value of the Yorkville convertible notes were determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance, including the Company's share price, remaining term, volatility, risk-free rate, market interest rate, and probability of optional redemption). See also Note 12 – Debt.

The following table summarizes the changes in the fair value of the Yorkville convertible notes for the year ended December 31, 2025:

Yorkville Convertible Note
Balance at December 31, 2024	$—
Issuance of Yorkville convertible note	4,950,000
Loss on debt issuance	444,000
Payment in shares to settle Yorkville convertible notes	—
Repayment in cash of Yorkville convertible notes	(4,514,664)
Conversions	—
Change in fair value	321,165
Balance at December 31, 2025	$1,200,501

Bifurcated Embedded Derivative Assets - related party

The measurement of the fair value of the embedded put options relating to the related party CP BF Convertible Note issued on September 23, 2024 was determined using the Black-Scholes option pricing model. Key inputs into these models included the timing and probability of the identified scenarios, and for Black-Scholes option pricing models used for notes that included a valuation cap, equity values, risk-free rate and volatility.

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

The related party CP BF Convertible Note has an embedded redemption put feature upon a Prepayment and Default Interest triggering events that are unrelated to the creditworthiness of the Company are not clearly and closely related to the debt host instrument, were separated and bundled together as a derivative and assigned probabilities of being affected and initially measured at fair value in the amount of $12,000. The fair value of the bifurcated derivative asset was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative

The following table summarizes the changes in the fair value of the bifurcated embedded derivative asset for the year ended December 31, 2025, relating to the Convertible Note to CP BF issued on September 23, 2024:

Fair Value
Balance at December 31, 2024	$63,000
Change in fair value	(54,000)
Balance at December 31, 2025	$9,000

Agile Term Notes

The measurement of fair value of the Agile term notes ("Agile Notes") was determined using a discounted cash flow model to calculate the fair value. Key inputs for the discounted cash flow model include the contractual term of the note and a market participant interest rate.

The Agile Notes include contingent redemption (put) rights which trigger mandatory prepayment and a make-whole premium upon certain events including an event of default, and defaulted contingent interest upon an event of default. Due to the contingent redemption put feature and default interest embedded feature within the Agile Notes, the Company elected the fair value option for the Agile Notes at their respective dates of issuance pursuant to ASC 825 Financial Instruments (“ASC 825”).

Refer to Note 12 – Debt for a summary of the changes in the fair value of the Agile Notes.

1800 Diagonal Convertible Notes

The measurement of the fair value of each of the convertible promissory notes with 1800 Diagonal Lending was determined using the Black-Scholes option pricing model. Key inputs used for the model include the stock price, volatility, the contractual term of the note, risk-free interest rates and dividend yield.

Refer to Note 12 – Debt for a summary of the changes in the fair value of the 1800 Diagonal Convertible Notes.

3i, LP Private Placement Offering

The measurement of the fair value of the Private Placement Convertible Notes was determined using a Monte Carlo simulation. Key inputs into the simulation include the remaining term, the market interest rate, risk-free rate, equity volatility, and probability of default.

Refer to Note 12 – Debt for a summary of the changes in the fair value of the Private Placement Convertible Notes, and to Note 13 – Warrant Liabilities for a description of the warrants issued in connection with the Private Placement Offering.

Warrant Liability - Private Placement Warrants

The Private Placement Warrants were not considered indexed to the issuer’s stock pursuant to ASC 815, as the holder’s ability to receive in lieu of the Warrant, cash in an amount equal to the Black Scholes Value ("Black Scholes Value") in connection with a Change of Control, adjusts the settlement value based on items outside the Company’s control in violation of the fixed-for-fixed option pricing model. As such, the Company recorded the Warrants as liabilities initially measured at fair value with subsequent changes in fair value recognized in earnings each reporting period. Refer to Note 13 – Warrant Liabilities for further details.

The measurement of fair value was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance, including share price, term, risk-free rate, exercise price and dividend yield.

The following tables summarize the ranges of inputs to and the changes in the fair value of the Private Placement Warrant liability for the year ended December 31, 2025:

Key Inputs	December 31, 2025

Stock price	$0.97
Contractual term (years)	2.50 - 4.77
Risk-free rate	3.5% - 3.7%
Volatility(1)	125%
Exercise Price	$2.50-$4.36
Dividend yield	0.00%

Private Placement Warrants
Balance at December 31, 2024	$-
Loss on issuance – June Warrant	361,000
Loss on issuance – August Warrant	356,000
Loss on issuance – October Warrant	807,509
Change in fair value	(1,228,906)
Balance at December 31, 2025	$295,603

8. Property and Equipment

Property and equipment, net consisted of the following at the dates indicated:

	December 31, 2025	December 31, 2024
Computers and equipment	$12,782	$34,474
Less: accumulated depreciation	(4,536)	(30,935)
Property and equipment, net	$8,246	$3,539

Depreciation expense for the year ended December 31, 2025 and 2024 was $4,424 and $2,825 respectively.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at the dates indicated:

	December 31, 2025	December 31, 2024
Prepaid expenses and other current assets:
Prepaid software costs	$153,526	$59,855
Service trade	114,041	239,041
Employee receivable	12,863	800
Prepaid insurance costs	7,228	130,345
Prepaid commissions	96,206	31,504
Prepaid consulting costs	—	76,767
Prepaid advertising and marketing costs	—	29,133
Prepaid merchant fees	60,774	26,690
Prepaid data license and subscription costs	—	3,125
Other current assets	451	46,414
Total prepaid expenses and other current assets	$445,089	$643,674

10. Goodwill and Intangible Assets, Net

The following is a summary of goodwill by reportable segment as of and for the year ended December 31, 2025:

	Banzai Operating Co.	Vidello	OpenReel	Consolidated
Goodwill – December 31, 2024	$2,171,526	$—	$16,800,949	$18,972,475
Additions to goodwill (Note 4)	—	3,019,246	—	3,019,246
Goodwill – December 31, 2025	$2,171,526	$3,019,246	$16,800,949	$21,991,721

Intangible Assets

Intangible assets subject to amortization consist of the following:

	Estimated Useful Life (years):	December 31, 2025
Customer relationships	6 - 7	$1,139,710
Trade name	10 - 15	1,637,100
Technology	6 - 8	6,425,010
Intangible assets, gross		9,201,820
Less: Accumulated amortization		(1,174,429)
Intangible assets, net		$8,027,391

Total amortization expense related to intangible assets was $1,146,066 for the year ended December 31, 2025. Expected amortization expense is as follows:

2026	$1,214,920
2027	1,214,920
2028	1,214,920
2029	1,214,920
2030	1,205,547
Thereafter	1,962,162
Total	$8,027,391

11. Accrued and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at the dates indicated:

	December 31, 2025	December 31, 2024
Accrued expenses and other current liabilities:
Accrued accounting and professional services costs	$2,365,081	$2,419,829
Sales tax payable	250,672	452,508
Excise tax payable	223,717	223,717
Provision for tax payable	577,726	—
Accrued payroll and benefit costs	439,693	207,970
Accrued legal costs	167,936	315,764
Accrued subscription costs	53,369	46,759
Accrued streaming service costs	51,563	51,308
Other current liabilities	224,186	173,163
Total accrued expenses and other current liabilities	$4,353,943	$3,891,018

12. Debt

Promissory Notes

Promissory Notes - Related Party

On August 30, 2023, the Company issued a subordinate promissory note (“Alco August Promissory Note”) in the aggregate principal amount of $150,000 to Alco Investment Company ("Alco"), a related party. Alco held its ownership of over 10% of the issued equity of the Company, through its ownership of Series A preferred stock. The Alco August Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest are due and payable on April 29, 2024. For the year ended December 31, 2024, interest expense on the Alco August Promissory Note totaled $11,284, comprised of $8,022 of contractual accrued interest and $3,261 for the amortization of the discount. As of December 31, 2024 the Alco August Promissory Note was converted in full (see below).

On September 13, 2023, the Company issued a subordinate promissory note (“Alco September Promissory Note”) in the aggregate principal amount of up to $1,500,000 to Alco. The Alco September Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest were due and payable on September 30, 2024, however the due date was extended and the debt subsequently settled (see below). For the year ended December 31, 2024, interest expense on the Alco September Promissory Note totaled $283,188, comprised of $92,822 of contractual accrued interest and $190,366 for the amortization of the discount. As of December 31, 2024 the Alco September Promissory Note was converted in full (see below).

On November 16, 2023, the Company issued a subordinate promissory note (“Alco November Promissory Note”) in the aggregate principal amount of up to $750,000 to Alco. The Alco November Promissory Note bears interest at a rate of 8% per annum. The outstanding principal and accrued interest were due and payable on April 13, 2024, however the due date was extended and the debt subsequently settled (see below). For the year ended December 31, 2024, interest expense on the Alco November Promissory Note totaled $321,189, comprised of $43,891 of contractual accrued interest and $277,298 for the amortization of the discount. As of December 31, 2024 the Alco November Promissory Note was converted in full (see below).

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

September 2024 Alco Promissory Note Conversion and Settlement

On September 19, 2024, the Company and Alco agreed to convert an aggregate balance of $4,711,681 of debt inclusive of principal and accrued interest, representing the aggregate total balance outstanding to Alco as of that date (excluding the carrying value of debt discounts), into 282,420 shares of Class A Common Stock, Warrants to purchase up to 1,331,340 shares of Class A Common Stock and Pre-Funded Warrants to purchase up to 1,048,920 shares of Class A Common Stock (collectively, the “Alco Securities”), and in full settlement of the balance outstanding to Alco. The Company recognized the issuance of the Alco Securities, on September 19, 2024, in full settlement of all amounts owing to Alco. The grant date fair value of the Class A Common Stock, Warrants to purchase shares of Class A Common Stock and Pre-Funded Warrants to purchase shares of Class A Common Stock, were determined to be $1,098,614, $3,687,812, and $4,080,194, respectively. As a result of this transaction, the Company recognized a loss on extinguishment of $4,808,882, as of September 23, 2024, which was recognized as loss on conversion and settlement of Alco promissory notes on the consolidated statement of operations.

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

The GEM Promissory Note provides that, in the event the Company fails to make a required monthly payment when due, the Company shall issue to GEM a number of shares of Class A Common Stock equal to the monthly payment amount divided by the VWAP of the Class A Common Stock for the trading day immediately preceding the applicable payment due date. In addition, the Company agreed to register on a registration statement 200,000 shares of Class A Common Stock that may be issuable under the terms of the GEM Promissory Note. The GEM Promissory Note contains customary events of default. If an event of default occurs, GEM may, at its option, demand from the Company immediate payment of any outstanding balance under the GEM Promissory Note. The GEM Promissory Note is recorded in the line Convertible notes on the Company's consolidated balance sheets.

As of December 31, 2024, the Company issued an aggregate of 19,000 shares of Class A Common Stock to GEM in lieu of monthly payment obligations and during the year ended December 31, 2025 the Company paid an aggregate of $215,057 to satisfy the remaining balance of the GEM Promissory Note.

Convertible Notes (Yorkville)

On December 14, 2023, in connection with and pursuant to the terms of its Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (“Yorkville”), (refer to Note 15 – Equity for further details on the SEPA), Yorkville agreed to advance to the Company, in exchange for convertible promissory notes, an aggregate principal amount of up to $3,500,000, $2,000,000 of which was funded at the Closing in exchange for the issuance by the Company of a Convertible Promissory Note (the “December Yorkville Convertible Note”). The Company received net proceeds of $1,800,000 after a non-cash original issue discount of $200,000.

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

On March 26, 2024, the Company, in exchange for a convertible promissory note with a principal amount of $1,500,000 (the "March Yorkville Promissory Note" and, together with the December Yorkville Convertible Note and February Yorkville Promissory Note, the "Yorkville Promissory Notes"), received net proceeds of $1,250,000 after an original issue discount of $250,000.

On May 3, 2024, the Company and Yorkville entered into a Debt Repayment Agreement (the “Original Debt Repayment Agreement”) with respect to the Yorkville Promissory Notes. Under the Original Debt Repayment Agreement, Yorkville agreed that, upon completion of a Company registered offering and repayment of an aggregate $2,000,000 outstanding under the Yorkville Promissory Notes (the “Original Repayment Amount”), Yorkville would not deliver to the Company any Investor Notice (as defined in the SEPA) and would not exercise its right to convert the remainder of the amount outstanding under the Yorkville Promissory Notes for a period commencing on the date of the closing of the offering and ending on the date that is 90 days thereafter. Under the Original Debt Repayment Agreement, the Company and Yorkville also agreed to extend the maturity date of the Yorkville Promissory Notes to the date that is 120 days after the closing of the offering and to satisfy the $200,000 payment premium due in connection with an early redemption through the issuance of an Advance Notice (as defined in the SEPA) for shares of the Company’s Class A Common Stock, par value $0.0001 per share. The Original Debt Repayment Agreement was conditioned on the completion of the offering by June 2, 2024.

On May 22, 2024, the Company and Yorkville entered into an Amended and Restated Debt Repayment Agreement (the “Amended Debt Repayment Agreement”) with respect to the Yorkville Promissory Notes, which amends and restates the Original Debt Repayment

Agreement. Under the Amended Debt Repayment Agreement, Yorkville has agreed that, upon completion of a registered offering and repayment of an aggregate $750,000 outstanding under the Yorkville Promissory Notes (the “Amended Repayment Amount”), Yorkville will not deliver to the Company any Investor Notice (as defined in the SEPA) and will not exercise its right to convert the remainder of the amount outstanding under the Yorkville Promissory Notes for a period commencing on the date of the closing of the offering and ending on the date that is 90 days thereafter (the “Stand-still Period”); provided that the Company will seek any consents necessary to allow Yorkville to issue Investor Notices or exercise its right to convert the remainder of the amount outstanding under the Yorkville Promissory Notes after a period of 60 days following the closing of the offering. Under the Amended Debt Repayment Agreement, the Company and Yorkville also agreed to extend the maturity date of the Yorkville Promissory Notes to the date that is 120 days after the closing of the offering and to satisfy the $75,000 payment premium due in connection with an early redemption through the issuance of an Advance Notice for shares of Class A Common Stock (the “Q2 Prepayment Premium”). The Amended Debt Repayment Agreement was conditioned on the completion of the offering by May 29, 2024, which condition was satisfied upon the closing of the offering on May 28, 2024 (the "May 2024 Offering").

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

The Yorkville Promissory Notes have a maturity date (as modified by the Floor Price Reduction Agreement) of January 17, 2025, and accrue interest at 0% per annum, subject to an increase to 18% per annum upon events of default as defined in the agreement. As of December 31, 2025, no events of default have occurred.

Yorkville has the right to convert any portion of the outstanding principal into shares of Class A common stock at any time subsequent to the Stand-still Period through maturity. The number of shares issuable upon conversion is equal to the amount of principal to be converted (as specified by Yorkville) divided by the Conversion Price (as defined in the Standby Equity Purchase Agreement disclosure in Note 15 – Equity). Yorkville will not have the right to convert any portion of the principal to the extent that after giving effect to such conversion, Yorkville would beneficially own in excess of 9.99% of the total number of shares of Class A Common Stock outstanding after giving effect to such conversion.

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

During January 2024, the Company’s stock price per share fell below the then in effect Floor Price (as defined in the Standby Equity Purchase Agreement disclosure in Note 15 – Equity) of $20.00 for five trading days during a period of seven consecutive trading days (an Amortization Event under the terms of the December Yorkville Convertible Note agreement), thus triggering amortization payments under the terms of the December Yorkville Convertible Note. On January 24, 2024, Yorkville agreed to waive the Amortization Event trigger, prior to the date upon which any amortization payment would have been required. As discussed in the definitions below, the Floor Price was reset on February 14, 2024, in conjunction with the effective date of the Company’s Registration Statement, at a price of $2.94 per share of Class A Common Stock, thus curing the Amortization Event condition.

During the year ended December 31, 2024, $2,000,000 of the full outstanding principal under the December Yorkville Convertible Note, respectively, was converted into 27,538 shares of Class A Common stock of the Company. During the year ended December 31, 2024, the full principal amount of $1,000,000 under the February Yorkville Promissory Note was converted into 2,891 Class A Common stock of the Company. During the year ended December 31, 2024, the full outstanding principal amount of $750,000 under the March Yorkville Promissory Note was converted into 14,986 shares of Class A Common Stock.

On January 30, 2025 (the “Issuance Date”), in connection with and pursuant to the terms of the SEPA (refer to Note 15 – Equity for further details), Yorkville agreed to advance to the Company, in exchange for a Convertible Promissory Note (the “January 2025 Yorkville Note”), a total principal amount of $3,500,000. The Company received net proceeds of $3,140,000 after an original issue discount of $350,000, and $10,000 in debt issuance costs paid to Yorkville.

The January 2025 Yorkville Note had a maturity date of July 31, 2025, but may be extended at the option of the Company. Beginning on the 30th day from the Issuance Date, and continuing on the same day of each successive calendar month thereafter, (each, an “Installment Date”), the Company shall repay a portion of the outstanding balance of the January 2025 Yorkville Note in an amount equal to the sum of (i) $1,000,000 of principal (or the outstanding Principal if less than such amount), plus (ii) a payment premium (in an amount equal to 4% of the Principal amount being paid (the “Payment Premium”), and (iii) accrued and unpaid interest as of each Installment Date (collectively, the “Installment Amount”). The Company maintains the right to pay each Installment Amount in cash or via an Advance Notice pursuant to the SEPA or any combination thereof. The January 2025 Yorkville Note bears an interest rate of 0% for the first 90 days following the Issuance Date, and 6% thereafter (the “Interest Rate”). The Interest Rate shall increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined by the January 2025 Yorkville Note). The January 2025 Yorkville Note is convertible into shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), at a conversion price of $20.00 per share (the “Conversion Price”). The Investor may elect to convert part or all of the outstanding balance of the Note at any time or from time to time after the Issuance Date. The Company may prepay the outstanding amount at any time, in whole or in part, subject to a 4% premium, provided that (i) the Company provides the Investor with at least 10 trading days’ prior written notice (each, a “Redemption Notice”) of its desire to prepay the outstanding amount (an “Optional Redemption”), and (ii) on the date the Redemption Notice is issued, the VWAP of the Class A Common Stock is less than the Conversion Price. Pursuant to the January 2025 Yorkville Note, the Company made payments totaling approximately $3,640,000, of which approximately $3,500,000 was applied against outstanding principal, and approximately $140,000 was paid to Yorkville as Payment Premiums and expensed as incurred. As of June 30, 2025, the January 2025 Yorkville Note was fully repaid.

On September 16, 2025, the Company entered into a Convertible Promissory Note (the “September 2025 Yorkville Note”) with Yorkville in principal amount of $2,000,000 (the “Original Principal Amount”) to the Company, to be used as an advance under the SEPA. The Company received $890,000 from the Investor on that same date (“Advance #1), which reflects 50% of the Original Principal Amount, less 10% discount, and certain fees owed at such time. Upon the effectiveness of the registration statement on Form S-1, originally filed with the SEC on September 12, 2025 (File No. 333-290241) and the delivery of a closing statement, the Company received the remaining 50% of the Original Principal Amount, or $1,000,000, less 10% discount of the Original Principal Amount, netted from the purchase price due and structured as a purchase discount (“Advance #2”).

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

On October 6, 2025, the Company issued an Advance Notice to Yorkville pursuant to the SEPA in which the Company requested the purchase of 115,000 shares of the Company's Class A Common Stock at a purchase price of $3.08 for a total purchase price of $354,074 to be applied against the outstanding Yorkville Convertible Notes. Upon settlement on October 8, 2025, the Company issued 115,000 shares of Class A Common Stock to Yorkville.

On October 13, 2025, the Company issued an Advance Notice to Yorkville pursuant to the SEPA in which the Company requested the purchase of 65,000 shares of the Company's Class A Common Stock at a purchase price of $2.95 for a total purchase price of $191,477 to be applied against the outstanding Yorkville Convertible Notes. Upon settlement on October 15, 2025, the Company issued 65,000 shares of Class A Common Stock to Yorkville.

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

The effective interest rate for the Term Note was 16% and interest expense totaled $851,175 for the year ended December 31, 2024, comprised of $772,550 of contractual interest and $78,625 of amortization of the discount. The effective interest rate for the CP BF Convertible Note and First Amendment Convertible Note was 16% for the year ended December 31, 2024. For the year ended December 31, 2024, interest expense on the Convertible Notes totaled $350,430 comprised of $325,818 of contractual interest and $24,612 for the amortization of the discount.

Convertible notes - related party (CP BF restructuring)

On September 5, 2024, the Company entered into a side letter to the loan agreement with CP BF whereby the Company agreed to consolidate the Term Note, CP BF Convertible Note and First Amendment Convertible Note (combined the "Old CP BF Notes") into a single convertible note (the "2024 CP BF Convertible Note"). In accordance with FASB ASC 470, Debt, the Company treated the Old CP BF Notes as extinguished and recognized a loss on debt extinguishment of $6,529,402, determined by the sum of the fair value of the 2024 CP BF Convertible Note, plus the fair value of the additional equity consideration given as part of the side letter and share purchase agreement, as discussed below, in excess of the carrying value of the Old CP BF Notes. After consideration of the below transactions CP BF was determined to be a related party as they owned approximately 16% of the outstanding Class A Common Stock.

In conjunction with the side letter, the Company agreed to issue to CP BF, 7,000 shares of the Company's Class A Common Stock. On September 23, 2024 the transaction was finalized and the Company issued the 2024 CP BF Convertible Note with a principal amount of $10,758,775. The outstanding principal balance of the 2024 CP BF Convertible Note together with accrued interest thereon, unpaid fees and expenses and any other Obligations then due, shall be paid on February 19, 2027 (“2024 Loan Maturity Date”). The 2024 CP BF Convertible Note accrues interest at a rate of 15.5% which interest shall be paid in kind monthly and is convertible at the holder's option at any time on or following the effectiveness of the first resale registration statement covering the applicable conversion shares at a fixed conversion price per share of $38.90. Upon the occurrence, and during the continuance, of an Event of Default (as defined in the agreement), interest on the 2024 CP BF Convertible Note will bear PIK interest at a per annum rate of 20% (“2024 Default Rate.”)

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

The 2024 CP BF Convertible Note has an embedded redemption put feature upon a Prepayment and Default Interest triggering events. For further discussion of this derivative see Note 7 – Fair Value Measurements.

In October 2024, CP BF exercised its optional conversion option in which it received 5,560 Class A Common Stock at the fixed conversion price per share of $38.90 in satisfaction of $216,284 of the Company's obligations under the 2024 CP BF Convertible Note.

On September 23, 2024, the Company entered into a Securities Purchase Agreement (the “CP BF SPA”), a Registration Rights Agreement (the “CP BF RRA”), a Lock-Up Agreement (the “CP BF Lock Up”) and issued CP BF a Common Stock Purchase Warrant (the “CP BF Warrant”) and a Pre-Funded Warrant (the “CP BF Pre-Funded Warrant,” together with the CP BF SPA, CP BF RRA, CP BF Lock Up and CP BF Warrant, the “CP BF Transaction Documents”). Pursuant to the CP BF SPA, CP BF agreed to convert $2,000,000 in debt into 26,085 shares of Class A Common Stock, CP BF Warrants to purchase up to 56,555 shares of Class A Common Stock and CP BF Pre-Funded Warrants to purchase up to 30,470 shares of Class A Common Stock (all such securities and shares collectively referred to as the “CP BF Registrable Securities”). The CP BF Warrant can be exercised at an initial exercise price of $38.90 per share, subject to adjustment for a term of five years. The CP BF Pre-Funded Warrant will be exercisable at any time after the date of issuance at an exercise price of $0.0001. Neither warrant may be exercised if the holder, together with its affiliates, would beneficially own more than 19.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. Both warrants may be exercised via cash or cashless exercise. Pursuant to the CP BF RRA, the Company agreed to file a registration statement to register the CP BF Registrable Securities and for the registration statement to become effective on or before December 9, 2024. Under the CP BF Lock-Up, the Company’s CEO, Joseph Davy, agreed not to sell an aggregate of 231,114 shares of Class B Common Stock that he owns until such time as CP BF no longer owns any of the CP BF Registrable Securities.

On September 24, 2024, the Company entered into a securities purchase agreement with an institutional investor for the issuance and sale in a private placement with gross proceeds to the Company of approximately $4.6 million. One of the contingent redemption features in the 2024 CP BF Convertible Note relates to the Company prepaying, either partially or in whole, the obligations upon the sale of the Company's capital stock equal to 20% of the cash proceeds in excess of $3,000,000. For the year ended December 31, 2025, the Company paid a total of $2,840,677 which satisfied outstanding principal under the 2024 CP BF Convertible Note.

The effective interest rate for the 2024 CP BF Convertible Note was approximately 15.4% for the year ended December 31, 2025 and 2024. For the year ended December 31, 2025 and 2024, interest expense on the 2024 CP BF Convertible Note totaled $1,177,033 and $368,525, respectively.

The following table presents the 2024 CP BF Convertible Note as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Face value of the CP BF convertible notes	$8,758,775	$8,758,775
Debt premium, net	—	11,066
Carrying value of the CP BF convertible notes	8,758,775	8,769,841
Accrued interest	1,557,558	369,459
Prepayments made	(5,011,987)	(283,315)
Conversions	(381,745)	(216,284)
Total CP BF convertible notes and accrued interest	$4,922,601	$8,639,701

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

Pursuant to the CP BF Letter Agreement, the parties agreed to use an agreed-upon portion of other debt to partially prepay the balance outstanding under the Note as of the CP BF Letter Agreement date (the "Balance"). The Company also agreed to reserve that number of shares of Class A Common Stock equal to 120% of the number of shares of Class A Common Stock issuable upon full conversion of the Balance at the new conversion price and to register 100% of all such shares with the SEC within 60 days of the CP BF Letter Agreement. As per the CP BF Letter Agreement, subject to the receipt by CP BF of $2,000,000 and the filing of the registration statement, CP BF also agreed to waive certain events of default that may have occurred or be occurring as of the date of the CP BF Letter Agreement; CP BF also agreed that until December 31, 2025, it shall not exercise any right or remedy associated with any failure on the part of the Company to comply with certain financial covenants set forth in the Loan Agreement, as they relate to the period ending September 30, 2025.

The Company's failure to comply with the Letter Agreement shall constitute an Event of Default under the Loan Agreement.

2025 CP BF Conversions

Between October 17, 2025 and December 31, 2025, CP BF exercised its optional conversion option multiple times and received an aggregate of 62,700 shares of Class A Common Stock at conversion prices per share ranging from $2.71 to $2.75 in satisfaction of $165,461 of the Company's obligations under the 2024 CP BF Convertible Note.

Notes payable, carried at fair value

Agile Term Notes

On July 22, 2024, the Company entered into a subordinated business loan and security agreement (the "July Subordinated Business Loan and Security Agreement") with Agile Lending, LLC ("Agile") and Agile Capital Funding, LLC as the collateral agent ("Agile Funding") and issued a subordinated secured promissory note (the “July Agile Note”) for an aggregate principal amount of $787,500 and received net proceeds of $750,000, after administrative agent fees of $37,500 paid to Agile Funding, with a maturity date of February 5, 2025. The July Agile Note bears interest at a rate of 42%.

On September 13, 2024, the Company entered into a subordinated business loan and security agreement (the "September Subordinated Business Loan and Security Agreement") with Agile and Agile Funding and issued a subordinated secured promissory note (the “September Agile Note”) for an aggregate principal amount of $262,500 and received net proceeds of $250,000, after administrative agent fees of $12,500 paid to Agile Funding, with a maturity date of March 3, 2025. The September Agile Note bears interest at a rate of 48%.

On December 12, 2024, the Company issued a subordinated secured promissory note (the “December Agile Note”) for an aggregate principal amount of $2,400,000 and received net proceeds of $1,782,438, after administrative agent fees of $120,000 paid to Agile Funding, and net of payments to Agile of $319,500 and $178,063 in respect to early prepayment of the remaining outstanding balances of the July Agile Note and September Agile Note. The December Agile Note has a maturity date of July 10, 2025 and bears interest at a rate of 44%.

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

On March 31, 2025, the Company issued a subordinated secured promissory note (the “March Agile Note”) for an aggregate principal amount of $4,000,000 and received net proceeds of $2,044,105, after administrative agent fees of $200,000 paid to Agile Funding, and net of payments to Agile of $1,755,895 in respect to early prepayment of the remaining outstanding balances of the December Agile Note. The March Agile Note has a maturity date of November 12, 2025 and bears interest at a rate of 44%.

Upon the modification on March 31, 2025, the Company evaluated the debt modification guidance, determining that the modification is an extinguishment of the existing December Agile Note due to the terms of the March Agile Note being substantially different from the terms of the December Agile Notes. As a result, the Company recorded a loss on debt extinguishment of $1,769,895.

On June 12, 2025, the Company issued a subordinated secured promissory note (the “June Agile Note”) for an aggregate principal amount of $262,500 and received net proceeds of $250,000, after administrative agent fees $12,500 paid to Agile Funding. The June Agile note has a maturity date of December 15, 2025 and bears interest at a rate of 48%.

The July Agile Note, the September Agile Note, the December Agile Note, the March Agile Note, and the June Agile Note are together referred to as the “Agile Notes.” Interest on the Agile Notes is calculated on a 360 day year based on the actual number of days lapsed, and accrues commencing on and including the effective date pursuant to the respective agreement's weekly repayment and amortization schedule.

The collateral under the July and September Subordinated Business Loan and Security Agreements consist of all of the Company’s goods, accounts, equipment, inventory, contract rights or rights to payment of money, leases, license agreements, franchise agreements, general intangibles (including intellectual property), commercial tort claims, documents, instruments (including any promissory notes), chattel paper (whether tangible or electronic), cash, deposit accounts and other collateral accounts, all certificates of deposit, fixtures, letters of credit rights, securities, and all other investment property, supporting obligations, and financial assets. Upon any Changes in Business or Management, Ownership (as defined in the agreements) or upon an Event of Default (as defined in the agreements), each of the July Agile Note and or the September Agile Note then-outstanding will become accelerated and the Company shall immediately pay to Agile an amount equal to the sum of (i) all outstanding principal of the term loan plus accrued and unpaid interest thereon accrued through the prepayment date, (ii) a Prepayment Fee (as defined in the agreements), plus (iii) all other obligations that are due and payable, including, without limitation, incremental interest at the Default Rate of 5.0% (as defined in the agreements). Additionally, the Company may voluntarily prepay the July Agile Note and or the September Agile Note, in accordance with their terms, in whole or in part at any time. On the date of such prepayment of any principal amounts, the Company will owe to Agile a Prepayment Fee comprising a make-whole premium payment on account of such principal amount prepaid, which shall be equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the maturity date of the respective note, as described above.

The Agile Notes include contingent redemption (put) rights which trigger mandatory prepayment and a make-whole premium upon certain events including an event of default, and defaulted contingent interest upon an event of default. For further discussion of this derivative, see Note 7 – Fair Value Measurements.

Following the issuance of the March Agile Note, the Company entered into a series of exchange and forbearance arrangements with Agile and Agile Funding, relating to the outstanding balance of the March Agile Note.

As of December 11, 2025, the remaining principal and accrued and unpaid interest under the March Agile Note was approximately $1,495,375. On December 15, 2025, the Company entered into a forbearance agreement with Agile and Agile Funding, pursuant to which Agile agreed to forbear from exercising its rights and remedies under the March Agile Note and related loan documents in connection with existing defaults. In consideration for such forbearance, the outstanding balance of the March Agile Note was increased to $2,123,432.

Upon the modification on December 15, 2025, the Company evaluated the debt modification guidance, determining that the modification is an extinguishment of the March Agile Note due to the terms of the March Agile Note after the modification being substantially different from before the modification as a result of the forbearance agreement. As a result, the Company recorded a loss on debt extinguishment of $632,837.

On December 15, 2025, the Company entered into an exchange agreement with Agile pursuant to which the Company issued 232,786 shares of its Class A common stock in exchange for a reduction of $284,000 in the outstanding balance of the March Agile Note. Following this exchange, the outstanding balance of the March Agile Note was reduced to approximately $1,839,432.

Interest expense on the Agile Notes totaled $2,727,280 and $100,095 for the year ended December 31, 2025 and 2024, respectively.

The following presents the Agile Notes for the year ended December 31, 2025:

Agile Term Notes
Balance at December 31, 2024	3,143,000
Issuance of Agile term notes	4,262,500
Loss on issuance	110,500
Loss on extinguishment	2,402,732
Repayments in cash	(8,079,300)
Conversions	(284,000)
Change in fair value	173,055
Balance at December 31, 2025	$1,728,487

Outstanding principal balance as of December 31, 2025	$1,839,433
Accrued interest as of December 31, 2025	$—

1800 Diagonal Convertible Notes

On August 16, 2024, the Company entered into a securities purchase agreement and promissory note agreement (the "August Securities Purchase Agreement") with 1800 Diagonal Lending LLC (“Lender”) and issued a promissory note (the “August 1800 Diagonal Note”)

for an aggregate principal amount of $184,000 and received net proceeds of $152,000, after an original issue discount of $24,000 and issuance costs of $8,000 for due diligence and legal fees. The August 1800 Diagonal Note has a maturity date of June 15, 2025 and bears interest at 12% per annum. The August Securities Purchase Agreement stipulates that the Company and Lender may mutually agree to enter into additional tranches of promissory notes over the 12 month period commencing on August 16, 2024, up to an aggregate total of $750,000.

On September 24, 2024, the Company issued a second promissory note (the “September 1800 Diagonal Note”) for an aggregate principal amount of $124,200 and received net proceeds of $100,000, after an original discount of $16,200 and issuance costs of $8,000 for due diligence and legal fees. The September 1800 Diagonal Note has a maturity date of July 30, 2025 and bears interest at 12% per annum. On July 23, 2025, the Company exercised its conversion option under the September 1800 Diagonal Note. On the conversion date, the September 1800 Diagonal Note had a fair value of $17,000 and converted into 7,034 shares of the Company's Class A Common Stock in satisfaction of $17,388 of the Company's obligations under the September 1800 Diagonal Note.

On December 10, 2024, the Company issued a third promissory note (the “December 1800 Diagonal Note”) for an aggregate principal amount of $124,200 and received net proceeds of $100,000, after an original discount of $16,200 and issuance costs of $8,000 for due diligence and legal fees. The December 1800 Diagonal Note has a maturity date of October 15, 2025 and bears interest at 12% per annum. On July 22, 2025, the Company exercised its conversion option under the December 1800 Diagonal Note. On the conversion date, the December 1800 Diagonal Note had a fair value of $58,000 and converted into 19,986 shares of the Company's Class A Common Stock in satisfaction of $52,164 of the Company's obligations under the December 1800 Diagonal Note.

On February 7, 2025, the Company issued a fourth promissory note (the “February 1800 Diagonal Note”) for an aggregate principal amount of $124,200 and received net proceeds of $100,000, after an original discount of $16,200 and issuance costs of $8,000 for due diligence and legal fees. The February 1800 Diagonal Note has a maturity date of December 15, 2025 and bears interest at 12% per annum. On August 11, 2025, the Company exercised its conversion option under the February 1800 Diagonal Note. On the conversion date, the February 1800 Diagonal Note had a fair value of $80,700 and converted into 32,780 shares of the Company's Class A Common Stock in satisfaction of $69,552 of the Company's obligations under the February 1800 Diagonal Note.

On April 17, 2025, the Company issued a fifth promissory note (the “April 1800 Diagonal Note”) for an aggregate principal amount of $230,000 and received net proceeds of $192,000, after an original discount of $30,000 and issuance costs of $8,000 for due diligence and legal fees. The April 1800 Diagonal Note has a maturity date of February 15, 2026 and bears interest at 12% per annum.

Between October 21, 2025 and October 27, 2025, the Lender exercised its conversion option multiple times under the April 1800 Diagonal Note and received an aggregate of 140,293 shares of Class A Common Stock at conversion prices per share ranging from $1.69 to $2.06 in full satisfaction of the Company's remaining obligations under the April 1800 Diagonal Note totaling $265,100.

On May 9, 2025, the Company issued a sixth promissory note (the “May 1800 Diagonal Note”) for an aggregate principal amount of $163,300 and received net proceeds of $135,000, after an original discount of $21,300 and issuance costs of $7,000 for due diligence and legal fees. The May 1800 Diagonal Note has a maturity date of February 15, 2026 and bears interest at 12% per annum.

On July 23, 2025, the Company issued a seventh promissory note (the “July 1800 Diagonal Note”) for an aggregate principal amount of $295,550 and received net proceeds of $250,000, after an original discount of $38,550 and issuance costs of $7,000 for due diligence and legal fees. The July 1800 Diagonal Note has a maturity date of May 30, 2026 and bears interest at 12% per annum.

On September 12, 2025, the Company issued an eighth promissory note (the “September 2025 1800 Diagonal Note”) for an aggregate principal amount of $151,800 and received net proceeds of $125,000, after an original discount of $19,800 and issuance costs of $7,000 for due diligence and legal fees. The September 2025 1800 Diagonal Note has a maturity date of June 15, 2026 and bears interest at 14% per annum.

On November 4, 2025, the Company issued a ninth promissory note (the “November 1800 Diagonal Note”) for an aggregate principal amount of $238,050 and received net proceeds of $200,000, after an original discount of $31,050 and issuance costs of $7,000 for due diligence and legal fees. The November 1800 Diagonal Note has a maturity date of July 30, 2026 and bears interest at 14% per annum.

The August, September, December, February, April, May, July, September 2025 and November notes described above are together referred to as the “1800 Diagonal Notes.” Interest on the 1800 Diagonal Notes accrues commencing on and including the issuance date pursuant to the respective agreement's repayment and amortization schedule.

Upon an event of default, as defined in the respective agreements, all or any portion of the 1800 Diagonal Notes that are then outstanding, may become convertible at the option of the Lender into fully paid and non-assessable shares of the Company’s Common Stock up to 4.99% of the Company’s outstanding shares of Common Stock. The Notes become convertible at the Lender’s option upon an event of default, at a conversion price equal to the quotient resulting from dividing the Conversion Amount, measured as the sum of (1) the principal amount of the Note or Notes being converted in such conversion, plus (2) at the Lender’s option, accrued and unpaid interest, if any, on such principal amount at the interest rates to the respective note or notes being converted through the conversion date, plus (3) at the Lender’s option, the default interest, divided by the “Conversion Price” then in effect on the date specified in the notice of conversion (the conversion date). The Conversion Price will be measured as seventy-five percent (75%) multiplied by the market price, which means the lowest trading price for the Company’s Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

The 1800 Diagonal Notes include optional conversion rights to the holder upon an event of default, contingent redemption (put) rights which trigger mandatory prepayment upon event of default, and defaulted contingent interest upon an event of default. For further discussion of this derivative, see Note 7 – Fair Value Measurements.

Interest expense on the 1800 Diagonal Notes totaled approximately $306,696 and $100,095 for the year ended December 31, 2025 and 2024, respectively.

The following table presents the 1800 Diagonal Notes year ended December 31, 2025:

1800 Diagonal
Balance at December 31, 2024	$432,000
Issuance of convertible notes	1,297,200
Loss on debt issuance	140,215
Repayments in cash	(615,457)
Change in fair value	(49,478)
Conversions	(457,493)
Balance at December 31, 2025	$746,987

Outstanding principal balance as of December 31, 2025	$721,938
Accrued interest as of December 31, 2025	$71,015

3i, LP Private Placement Offering

On June 27, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor, 3i, LP (the “Buyer”) for the issuance and sale in a private placement (the “Private Placement Offering”) of senior secured convertible notes of the Company, in the aggregate original principal amount of $11,000,000 (the “Private Placement Convertible Notes”) which are convertible into shares of the Company's Class A Common Stock (the shares of Common Stock issuable pursuant to the terms of the Notes, including, without limitation, upon conversion or otherwise, collectively, the “Conversion Shares”), in accordance with the terms of the Notes.

In connection with the Offering, the Company has also entered into a letter agreement dated April 30, 2025 (the “Letter Agreement”) with Rodman & Renshaw LLC as the exclusive financial advisor (the “Financial Advisor”) pursuant to which the Company has agreed to issue financial advisor warrants to purchase up to an aggregate of 21,212 shares of Common Stock (the “Financial Advisor Warrants," together with the Buyer Warrants, the “Private Placement Warrants”). Refer to Note 15 – Equity, for further description of the Warrants issued in the Private Placement Offering.

On June 30, 2025, the parties conducted the initial closing pursuant to the terms of the Purchase Agreement and the Company issued an initial Note (the "June 3i Note") and an initial warrant ("June Warrant") to acquire shares of the Company's Class A Common Stock. The parties conducted subsequent closings on August 19, 2025 and October 8, 2025 and the Company issued additional notes and warrants (the "August 3i Note" and the "August Warrant," and the "October 3i Note" and the "October Warrant," respectively). The following table presents the maturity date, the original principal amount, the net proceeds received by the Company after original issue discount and issuance fees and costs, the initial conversion price per share, and the initial conversion floor price per share at the date of closing for each Note, and the number of warrants and the initial exercise price per share for each Buyer Warrant associated with the

Private Placement Offering:

	Private Placement Notes						Private Placement Warrants
Closing Date	Note Issued by the Company	Maturity Date of the Note	Original Principal Amount of the Note	Net Proceeds Received by the Company	Initial Conversion Price per Share	Initial Conversion Floor Price per Share	Warrants Issued by the Company	Number of Buyer Warrants Issued by the Company	Initial Buyer Warrant Exercise Price per Share
June 30, 2025	June 3i Note	June 30, 2026	$2,200,000	$1,725,000	$2.50	$0.11	June Warrant	67,124	$2.50
August 19, 2025	August 3i Note	September 19, 2026	$2,200,000	$1,762,000	$2.50	$1.10	August Warrant	126,107	$2.50
October 8, 2025	October 3i Note	October 8, 2026	$2,500,000	$2,010,909	$2.50	$0.62	October Warrant	200,000	$2.50
Total			$6,900,000	$5,497,909				393,231

The Private Placement Notes were issued with an original issue discount of 10.0% and accrue interest at a rate of 10.0% per annum.

The net proceeds received by the Company are after the original issue discount and issuance fees and costs, financial advisory fees and estimated offering expenses. The Private Placement Notes mature twelve (12) months from the respective date of issuance, unless extended pursuant to the terms thereof. The Notes are convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to quotient of the Conversion Amount divided by (y) the Conversion Price (the “Conversion Rate”). At no time may the Buyer hold more than 4.99% (or up to 9.99% at the election of the Buyers pursuant to the Notes) of the outstanding Common Stock. The Private Placement Notes have a respective conversion price that is subject to a floor price. In certain pricing conditions set by the conversion formula in the agreement, a conversion may result in the Company delivering both shares and cash to the Buyer. The Company intends to use the net proceeds received from the Private Placement Offering for general corporate purposes and working capital.

In September 2025, as per the terms of the Notes and Warrants, the conversion price and exercise price was adjusted to $2.50. On October 10, 2025, the Company and 3i, LP entered into a consent and waiver agreement (the "Waiver") on certain terms of the Purchase Agreement (as defined in Note 12 – Debt in the notes to the consolidated financial statements) to waive the downward adjustment prohibition in the Purchase Agreement and to provide 3i with certain Variable Rate Securities, as defined in the Purchase Agreement, solely to the extent it would otherwise be violated by the conversion price of CP BF Letter Agreement, as defined below. As such, the parties waived that the conversion price amendment of the CP BF Letter Agreement, as defined below, shall not trigger or constitute an event of default under the Purchase Agreement.

In addition, if an Event of Default (as defined in the Notes) has occurred, the Buyer may elect convert (each, an “Alternate Conversion," and the date of such Alternate Conversion, each, an “Alternate Conversion Date”) all, or any part of, the Conversion Amount (such portion of the Conversion Amount subject to such Alternate Conversion, the “Alternate Conversion Amount”) into shares of Common Stock at a conversion rate equal to the quotient of (x) the product of (A) the Redemption Premium and (B) the Alternate Conversion Amount, divided by (y) the Alternate Conversion Price (the “Alternate Conversion Rate”). Upon the occurrence of an Event of Default, the Company is required to deliver written notice to the Buyer within one (1) business day (an “Event of Default Notice”). At any time after the earlier of (a) the Buyer’s receipt of an Event of Default Notice, and (b) the Buyer becoming aware of an Event of Default, the Buyer may require the Company to redeem all or any portion of the Notes at a 15% premium. Beginning the earlier to occur of (x) the Effective Date (as defined in the Registration Rights Agreement) of the initial Registration Statement filed pursuant to the Registration Rights Agreement and (y) August 1, 2025, and thereafter, the first Trading Day of the calendar month immediately following (each an “Installment Date”) until the Maturity Date, the Company shall repay the Buyer approximately $183,333 towards the principal balance of the Notes and any accrued and unpaid interest in cash or, provided certain conditions are satisfied, shares of Common Stock, at the Company’s option (collectively, the “Installment Amount”). In connection with a “Change of Control," the Buyer shall have the right to require the Company to redeem part or all of the Notes outstanding in cash, at the highest calculation of the Change of Control Redemption Price, each of which is outlined in their entirety within the Notes.

The Private Placement Convertible Notes include optional conversion rights to the holder upon an event of default, contingent redemption (put) rights which trigger mandatory prepayment upon event of default, and defaulted contingent interest upon an event of default.

Due to these embedded features within the Private Placement Convertible Notes, the Company elected to account for the Private Placement Convertible Notes at fair value at their respective dates of issuance and in subsequent reporting periods, pursuant to ASC 825. The Company will record changes in the fair value of the notes that relate to changes in credit risk to other comprehensive income. The remaining changes in fair value, including the component related to accrued interest, will be recorded through the other (income) expense section of the Company’s consolidated statements of operations and comprehensive loss statement in a single line item.

3i, LP Conversions

Between August 12, 2025 and October 22, 2025, the Buyer exercised its contractual conversion options multiple times under the June 3i Note and received an aggregate of 616,450 shares of Class A Common Stock at conversion prices per share ranging from $1.91 to $2.58 in full satisfaction of the Company's remaining obligations under the June 3i Note totaling $1,419,698.

Between September 10, 2025 and October 14, 2025, the Buyer exercised its contractual conversion option multiple times under the August 3i Note and received an aggregate of 617,656 shares of Class A Common Stock at conversion prices per share ranging from $1.91 to $2.42 in satisfaction of $1,411,667 of the Company's obligations under the August 3i Note.

Between October 16, 2025 and December 11, 2025, the Buyer exercised its contractual conversion option multiple times under the October 3i Note and received an aggregate of 1,331,675 shares of Class A Common Stock at conversion prices per share ranging from $1.03 to $2.50 in satisfaction of $1,676,667 of the Company's obligations under the October 3i Note.

Interest expense on the Private Placement Convertible Notes totaled approximately $1,193,231 for the year ending December 31, 2025.

The following table presents the Private Placement Convertible Notes as of December 31, 2025:

3i, LP Notes
Issuance of Private Placement Convertible Notes	$6,450,000
Loss on debt issuance	3,349,000
Repayments in cash	(1,291,516)
Change in fair value	(2,308,368)
Conversions	(4,343,116)
Balance as of December 31, 2025	$1,856,000

Outstanding principal balance as of December 31, 2025	$1,709,091
Accrued interest as of December 31, 2025	$170,909

Boot Capital

On December 3, 2025, the Company issued a first promissory note (the “Boot Capital Note”) for an aggregate principal amount of $115,000 and received $100,000 of proceeds, net of an original discount of $15,000, with a maturity date of August 30, 2026. The stated interest rate on the Boot Capital Note is 14% per annum, and interest shall accrue on the Boot Capital Note commencing on and including the issuance date pursuant to the agreement’s repayment and amortization schedule.

Upon an event of default, as defined in the agreement, all or any portion of the Boot Capital Note that is then outstanding, may become convertible at the option of the Lender into fully paid and non-assessable shares of the Company’s Common Stock up to 4.99% of the Company’s outstanding shares of Common Stock. The Boot Capital Note becomes convertible at the Lender’s option upon an event of default, at a conversion price equal to the quotient resulting from dividing the Conversion Amount, measured as the sum of (1) the principal amount of the note being converted in such conversion, plus (2) at the Lender’s option, accrued and unpaid interest, if any, on such principal amount at the interest rates to the respective note being converted through the conversion date, plus (3) at the Lender’s option, the default interest, divided by the “Conversion Price” then in effect on the date specified in the notice of conversion (the conversion date). The Conversion Price will be measured as seventy-five percent (75%) multiplied by the market price, which means the lowest trading price for the Company’s Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

The Boot Capital Note include optional conversion rights to the holder upon an event of default, contingent redemption (put) rights which trigger mandatory prepayment upon event of default, and defaulted contingent interest upon an event of default.

Due to these embedded features, the Company elected to account for the Boot Capital Note at fair value pursuant to ASC 825. For further discussion of fair value, see Note 7 – Fair Value Measurements.

Boot Capital Convertible Notes

The following table presents the Private Placement Convertible Notes as of December 31, 2025:

Boot Capital
Balance at December 31, 2024	$—
Issuance of convertible notes	100,000
Loss on debt issuance	12,611
Repayments in cash	—
Change in fair value	3,225
Conversions	—
Balance at December 31, 2025	$115,836

Outstanding principal balance as of December 31, 2025	$115,000
Accrued interest as of December 31, 2025	$1,670

13. Warrant Liabilities

Public Warrants

The Company assumed Public Warrants in the Merger, exercisable into 23,000 shares of Common Stock of the Company, and which remained outstanding as of December 31, 2025. The Public Warrants have an exercise price of $5,750 per share, subject to adjustments, and will expire five years from the Merger Closing Date (in December 2028). The exercise price and number of shares of Class A Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation.

The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A Common Stock underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration, or a valid exemption from registration is available. No Public Warrant will be exercisable and the Company will not be obligated to issue a share of Class A Common Stock upon exercise of a Public Warrant unless the shares of Class A Common Stock issuable upon such Public Warrant exercise has been registered, qualified, or deemed to be exempt under the securities laws of the state of the registered holder of the Public Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Public Warrant, the holder of such Public Warrant will not be entitled to exercise such Public Warrant and such Public Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Public Warrant. The Resale Registration statement went effective on February 14, 2024 (Registration No. 333-276307) and since it was declared effective within the contractual 60-day term upon closing of the Merger, no "cashless basis" exercises were triggered during 2024.

Redemption of Public Warrants When the price per Share of Class A Common Stock Equals or Exceeds $9,000

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

▪
in whole and not in part;
▪
at a price of $5.00 per Warrant;
▪
upon a minimum of 30 days' prior written notice of redemption (the "30-day redemption period"); and
▪
if, and only if, the closing price per share of Class A Common Stock equals or exceeds $9,000 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant as described under the heading “—Warrants—Public Stockholder Warrants—Anti-dilution Adjustments” in the Resale Registration Statement) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the Public Warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants, each warrant holder will be entitled to exercise his, her or its Public Warrant prior to the scheduled redemption date. However, the price per share of Class A Common Stock may fall below the $9,000 redemption trigger price (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant as described under the heading “—Warrants—Public Stockholder Warrants—Anti-dilution Adjustments” in the Resale Registration Statement as well as the $5,750 (for whole shares) Public Warrant exercise price after the redemption notice is issued.

No fractional shares of Class A Common Stock will be issued upon exercise. If, upon exercise, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of shares of Class A Common Stock to be issued to the holder.

GEM Financing Arrangement

In association with the GEM Letter, see Note 12 – Debt for further details, at Closing, the GEM Warrant automatically became an obligation of the Company, and on December 15, 2023, the Company issued the GEM Warrant granting GEM the right to purchase 1,657 shares at an exercise price of $3,245 per share. GEM may exercise the GEM Warrant at any time and from time to time until December 14, 2026. The terms of the GEM Warrant provide that the exercise price of the GEM Warrant, and the number of shares of Class A Common Stock for which the GEM Warrant may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of New Banzai Common Stock resulting from stock splits, reverse stock splits, consolidations, combinations and reclassifications. Additionally, the GEM Warrant contains weighted average anti-dilution provisions that provide that if the Company issues shares of Common Stock, or securities convertible into or exercisable or exchange for, shares of Common Stock at a price per share that is less than 90% of the exercise price then in effect or without consideration, then the exercise price of the GEM Warrant upon each such issuance will be adjusted to the price equal to 105% of the consideration per share paid for such Common Stock or other securities. In the event of a Change of Control, if the Surviving Corporation does not have registered class of equity securities and common shares listed on a U.S. national securities exchange, then the Holder is entitled to receive one percent of the total consideration received by the Company’s stockholders and the GEM Warrants will expire upon payment. Upon the closing of the OpenReel Merger, the exercise price of the GEM Warrants were adjusted to the price equal to 105% of the consideration per share paid which resulted in a strike price of $18.30. The effect of the change in strike price feature being triggered resulted in a change of value of approximately $15,000 which is recorded in the statement of operations line change in fair value of warrant liability.

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

Private Placement Offering Warrants

In association with the Private Placement Convertible Notes, see Note 12 – Debt for further details, at Closing, the Company issued Private Placement Warrants. Holders of the Private Placement Warrants may exercise the Private Placement Warrants at any time and from time to time until the three years from the date of issuance for the June issuance and five years from the date of issuance for the August issuance. The terms of the Private Placement Warrants provide that the exercise price of the Private Placement Warrants, and the number of shares of Class A Common Stock for which the Private Placement Warrants may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of Banzai Common Stock resulting from stock splits, reverse stock splits, consolidations, combinations, and reclassifications. Additionally, the Private Placement Warrants contain anti-dilution and change in option price or rate of conversion price ("Variable Price") provisions that provide that if the Company issues shares of Common Stock, or securities convertible into or exercisable or exchange for, shares of Common Stock after the Private Placement Offering, at a price per share that varies or may vary with the market price of the shares of Common Stock, including by way of one or more reset(s) to a fixed price, then the Holders of Private Placement Warrants have the right, but not the obligation, at their sole discretion, to elect to substitute the Variable Price for the Exercise Price upon exercise of the Private Placement Warrants. For further discussion of the accounting treatment and fair value of the Private Placement Warrants, see Note 7 – Fair Value Measurements.

14. Commitments and Contingencies

Leases

The Company has an operating lease for its office space. The lease agreement does not provide an implicit borrowing rate therefore the Company used a benchmark approach to derive an appropriate incremental borrowing rate to discount remaining lease payments.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. There are no material residual guarantees associated with the Company’s lease nor are there significant restrictions or covenants. Certain leases include variable payments related to common area maintenance and property taxes, which are billed by the landlord, as is customary with these types of charges for office space. The Company has not entered into any lease arrangements with related parties.

The Company’s existing lease contains an escalation clause and a renewal option. The Company is not reasonably certain that the renewal option will be exercised upon expiration of the initial terms of its existing lease.

The Company entered into a sublease which it has identified as an operating lease prior to the adoption of FASB ASC 842, Leases. The Company remains the primary obligor to the head lease lessor, making rental payments directly to the lessor and separately billing the sublessee. The sublease is subordinate to the master lease, and the sublessee must comply with all applicable terms of the master lease. The Company subleased the real estate to a third-party at a monthly rental payment amount that was less than the monthly cost that it pays on the headlease with the lessor. The sublease expired at the end of September 2024.

The components of lease expense for the years ended December 31, 2025 and 2024, are as follows:

	For the Year Ended December 31,
Components of lease expense:	2025	2024
Operating lease expense	$30,000	$145,674
Sublease income	—	(117,084)
Total lease (income) expense	$30,000	$28,590

Supplemental cash flow information related to leases are as follows:

	For the Year Ended December 31,
Supplemental cash flow information:	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Non-cash lease expense (operating cash flow)	$24,011	$137,717
Change in lease liabilities (operating cash flow)	(23,280)	(237,607)
Right of use assets obtained in exchange for lease obligations:
Operating leases	$7,319	$76,269

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
Operating leases:	2025	2024
Operating lease right-of-use assets	$55,871	$72,565
Operating lease liability, current	22,823	22,731
Operating lease liability, non-current	33,922	49,974
Total operating lease liabilities	$56,745	$72,705

	As of December 31,
Weighted-average remaining lease term:	2025	2024
Operating leases (in years)	1.83	2.83

Weighted-average discount rate:	2025	2024
Operating leases	9.40%	9.40%

Future minimum lease payments under non-cancellable lease as of December 31, 2025, are as follows:

Maturities of lease liabilities:
Year Ending December 31,
2026	$33,458
2027	28,235
2028	—
2029	—
2030 and thereafter	—
Total undiscounted cash flows	61,693
Less discounting	(4,948)
Present value of lease liabilities	$56,745

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

Repayment Agreement with Perkins Coie LLP

On September 9, 2024, the Company entered into a Repayment Agreement (the “Perkins Repayment Agreement”) where the Company agreed to issue $1,385,000 worth of shares, which the Company shall register no fewer than 46,000 shares, subject to adjustment, in a registration statement on Form S-1 within 60 days of entering into the Perkins Repayment Agreement, and will use reasonable best efforts to ensure the Registration Statement becomes effective promptly and remains effective until all shares issued under the Perkins Repayment Agreement are sold. The Company’s registration statement on Form S-1 was filed with the SEC on October 16, 2024 and became effective on November 6, 2024. As of December 31, 2024, the Company had issued 60,000 shares to Perkins to settle part of the outstanding liability balance. During the year ended December 31, 2025, the Company issued 130,000 shares to Perkins to settle the remaining outstanding liability balance.

Repayment Agreement with Cooley LLP

On September 19, 2024 the Company entered into a Repayment Agreement with Cooley LLP (“Cooley”) for previously provided legal services (the “Cooley Repayment Agreement”). Under the Cooley Repayment Agreement, the Company’s outstanding fees have been lowered from $1,523,029 to $400,000 (the “Cooley Unpaid Fee”) in exchange for 11 monthly installments of $36,300, with the first payment to be made on October 1, 2024. If payments are not made in accordance with the Repayment Agreement, Cooley retains the right to seek to collect the entire original outstanding fee balance. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated. The Company made all required payments as of June 30, 2025 and accordingly recognized a gain on settlement of approximately $1.1 million, recognized within gain on extinguishment of liabilities on the consolidated statements of operations for the year ended December 31, 2025.

Settlement Letter with CohnReznick LLP

On September 19, 2024, the Company entered into a Settlement Letter with CohnReznick LLP (“CohnReznick”) regarding the Company’s unpaid balance totaling $817,400 for services rendered in connection with the 7GC business combination with the Company (the “Settlement Letter”). Under the Settlement Letter, the Company and CohnReznick agreed to settle the total unpaid balance due, upon CohnReznick’s receipt of $450,000 (the “Settlement Amount”), which will be paid in 15 equal monthly installments of $30,000. In consideration of the Settlement Letter, CohnReznick has agreed to not to pursue collection efforts now or at any time in the future, except as otherwise provided in the Settlement Letter. If payments are not made in accordance with the Settlement Letter, the unpaid portion of the total unpaid balance will immediately become due and payable. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated. The remaining unpaid balance of $577,400 is included in accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2025.

Repayment Agreement with Sidley Austin LLP

On September 19, 2024, the Company entered into a Repayment Agreement with Sidley Austin LLP (“Sidley”) for previously provided legal services (the “Sidley Repayment Agreement”). Under the Sidley Repayment Agreement, the Company’s outstanding fees have been lowered from $4,815,979 to $1,605,326 (the “Sidley Unpaid Fee”). Under the Sidley Repayment Agreement, the Company agrees to 12 monthly payments that Sidley applies to the balance of the Sidley Unpaid Fee on a 2 for 1 basis, such that for every one dollar ($1.00) paid by Company, Sidley shall reduce the Sidley Unpaid Fee Amount by an additional two dollars ($2.00). If payments are not made in accordance with the Sidley Repayment Agreement, the shortfall shall accrue interest at a rate of 12% per annum, compounded daily, until such payment is made. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated. The Company made all required payments as of June 30, 2025 and accordingly recognized a gain on settlement of approximately $3.2 million, recognized within gain on extinguishment of liabilities on the consolidated statements of operations for the year ended December 31, 2025.

Repayment Agreement with Donnelley Financial LLC

On September 13, 2024, the Company entered into a Repayment Agreement with Donnelley Financial LLC (“Donnelley”) for previously provided services (the “Donnelley Repayment Agreement”). Under the Donnelley Repayment Agreement, the Company’s outstanding fees have been lowered from $1,072,148 to $357,025 (the “Donnelley Unpaid Fee”). The Donnelley Unpaid Fee will be paid in 12 monthly installments, with the first monthly payment of $45,000 due on October 1, 2024; the remaining 11 payments shall each be in the amount of $28,366. Under the Donnelly Repayment Agreement, the original outstanding fee balance shall become immediately due and payable upon the occurrence of certain events, including failure to make a payment of the Donnelly Unpaid Fee when due and failure to pay for any additional services. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated. The remaining unpaid balance of $85,098 is included in accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2025.

Repayment Agreement with Verista Partners, Inc.

On August 26, 2024, the Company entered into a Repayment Agreement with Verista Partners, Inc. aka Winterberry Group, (“Verista” or “Winterberry”) for previously provided services (the “Verista Repayment Agreement”). Under the Verista Repayment Agreement, the Company’s outstanding fees are $196,666 (the “Verista Unpaid Fee”). The Company and Verista have agreed that the Verista Unpaid Fee will be repaid with $66,666 worth of shares of the Company, and $130,000 in 16 equal cash installment payments of $8,125, beginning on October 1, 2024, and on the first day of each month thereafter through January 1, 2026. As of December 31, 2025, the Company had issued 3,000 shares and made aggregate installment payments of $78,437 to Verista. The remaining unpaid balance of $45,785 is included in Accounts Payable on the consolidated balance sheets as of December 31, 2025.

Payment to Act-On

The Company previously announced its entry into an Agreement and Plan of Merger, dated January 22, 2025, with Act-On Software, Inc., a Delaware corporation (“Act-On”), and Banzai Passage Inc., a Delaware corporation and wholly owned subsidiary of Banzai. Although the Company worked diligently to complete all closing conditions of the Plan of Merger, due to current market conditions, on June 6, 2025, Act-On served Banzai with a notice of termination to terminate the Merger Agreement and any related agreements (collectively, the “Transaction Documents”). As per the Transaction Documents, within five calendar days, the Company was required to pay certain termination fees including $500,000 in liquidated damages to cover certain transaction expenses that Act-On incurred in connection with the merger contemplated by the Merger Agreement and $882,030 in additional interest and extension fees associated with one of Act-On’s outstanding debts that the Company had intended to payoff in connection with the merger contemplated by the Merger Agreement. As of December 31, 2025, the Company had paid the total amount owed of approximately $1,382,030 to Act-On.

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

15. Equity

The Company’s capital stock consists of Class A Common Stock, Class B Common Stock, Preferred Stock and Series FE Preferred Stock. All classes of stock have a par value of $0.0001 per share. The table below sets forth information about the Company’s equity, as of December 31, 2025:

	Authorized	Issued	Outstanding
Preferred Stock	75,000,000	—	—
Series FE Preferred Stock	1	—	—
Class A Common Stock	250,000,000	10,315,219	10,315,219
Class B Common Stock	25,000,000	231,114	231,114
Total	350,000,001	10,546,333	10,546,333

Class A and B Common Stock

The Class A Common Stock and Class B Common Stock entitle their holders to one vote per share and ten votes per share, respectively, on each matter properly submitted to the stockholders entitled to vote thereon. The holders of shares of Common Stock shall be entitled to receive dividends declared by the Board of Directors ("Board"), on a pro rata basis based on the number of shares of Common Stock held by each such holder, assuming conversion of all Class B Common Stock into Class A Common Stock at a one to one conversion ratio.

Preferred Stock

The Board has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares.

Series FE Preferred Stock

In connection with and as a condition to closing under the Merger Agreement during 2024, on the Closing Date, the Company issued one (1) share of series FE preferred stock (the “Series FE Preferred Stock”), to one of the OpenReel Stockholders, FE IV OR Aggregator, LLC. The Series FE Preferred Stock has a two (2) year term and from the issue date to the second anniversary of the issue date, the holder is granted the right upon a subsequent financing resulting in the issuance of new securities by the Company, to participate on a pro-rata basis in such subsequent financing up to the holder's fully-diluted ownership percentage of the Company. Upon the two-year anniversary of the issue date of the Series FE Preferred Stock, the Series FE Preferred Stock will automatically be canceled and return to the status of authorized but unissued. The Series FE Preferred Stock does not participate in dividends of the Company, is not convertible into any other class of equity securities of the Company, has no voting rights with the Common Stock or other equity securities of the Company, and is not redeemable.

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

The SEPA Option was determined to be a freestanding financial instrument which did not meet the criteria to be accounted for as a derivative instrument or to be recognized within equity. Pursuant to ASC 815, the Company will therefore recognize the SEPA Option as an asset or liability, measured at fair value at the date of issuance, December 14, 2023, and in subsequent reporting periods, with changes in fair value recognized in earnings.

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

During the year ended December 31, 2025, the Company issued Advance Notices to Yorkville pursuant to the SEPA requesting the purchase of shares of the Company’s Class A common stock. The Company elected to issue Advance Notices subject to both the Option 1 Pricing Period (the “Option 1 Advances”) and the Option 2 Pricing Period (the “Option 2 Advances”).

During the year ended December 31, 2025 the Company requested the purchase of a total of 1,266,001 shares of the Company’s Class A common stock in connection with the Option 1 Advances, which Yorkville purchased for a total purchase price of approximately $6,473,887. The Company recognized a loss of approximately $340,850 on the sales, which represents the difference between the fair value of the shares issued and the proceeds received from the sales.

During the year ended December 31, 2025 the Company requested the purchase of a total of 1,616,000 shares of the Company’s Class A common stock in connection the Option 2 Advances. The issuance of the Advance Notices subject to the Option 2 Pricing Period represents the creation of forward share sales contracts, which were determined to meet the definition of a derivative pursuant to ASC 815. As such, upon issuance of the Advance Notices for the Option 2 Advances, the Company recognized derivative liabilities totaling approximately $467,656 in the aggregate, the fair values of which represented the intrinsic value of the requested number of shares of Class A common stock on the Advance Notice dates. The Company recognized a loss of approximately $467,656 during the year ended December 31, 2025 representing the change in fair value of the derivative liabilities during the period from the Advance Notice dates and the settlement dates of the Option 2 Advances. Upon settlement of the Option 2 Advances, the Company sold an aggregate of 1,616,000 shares of the Company’s Class A common stock to Yorkville for total proceeds of approximately $11,222,588.

Additionally, during the year ended December 31, 2025, the Company settled one Advance Notice subject to the Option 2 Pricing Period issued on December 30, 2024, and accordingly sold 30,489 of the Company’s Class A common stock to Yorkville for proceeds of approximately $48,000.

Shares Issued under ATM Agreement

On August 27, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), to sell its shares of Class A Common Stock, par value $0.0001 per share, from time to time, in an “at the market offering” program through Wainwright, with certain limitations on the amount of Class A Common Stock that may be offered and sold thereunder. The sales of the Shares made under the ATM Agreement ("the ATM Shares") will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Capital Market or on any other existing trading market for the Company’s Class A Common Stock, directly to Wainwright as principal, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or in any other method permitted by law.

Offers and sales of the ATM shares by the Company will be made through a prospectus supplement, dated August 27, 2025 and an accompanying base prospectus, dated August 8, 2025 (the “ATM Prospectus Supplement”), which ATM Prospectus Supplement forms a part of the Company’s shelf registration statement on Form S-3 (File 333-288908), as amended, initially filed with the SEC on July 23, 2025 (the “Registration Statement”) and declared effective by the SEC on August 8, 2025. The aggregate market value of the shares of Class A Common Stock eligible for sale under the ATM Prospectus Supplement is approximately $8.2 million as of December 5, 2025, which is based on the limitations of General Instruction I.B.6 of Form S-3.

Pursuant to the ATM Agreement, the Company will set the parameters for the sale of the ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitation on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Upon delivery of a placement notice and subject to the terms and conditions of the ATM Agreement, the Manager will use its commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of Nasdaq, to sell the ATM Shares from time to time based upon the Company’s instructions. The Company has no obligation to sell any the ATM Shares under the ATM Agreement and may at any time suspend solicitation and offers under the ATM Agreement. The Manager is not obligated to purchase any ATM Shares on a principal basis pursuant to the ATM Agreement.

The ATM Agreement provides that the Company will pay the Manager commissions for its services for acting as agent in the sale of the ATM Shares. The Manager will be entitled to compensation at a fixed commission rate equal to up to 3.0% of the gross proceeds from the sale of the ATM Shares. The Company has agreed to provide the Manager and certain affiliates of the Manager with customary indemnification and contribution rights, including for liabilities under the Securities Act. Pursuant to the ATM Agreement terms, the Company has agreed to reimburse Wainwright for the reasonable fees and expenses of its legal counsel not to exceed $100,000 (excluding any periodic due diligence fees) incurred in connection with entering into the transactions contemplated by the ATM Agreement and has agreed to reimburse Wainwright up to a maximum of $5,000 per Representation Date (as defined in the ATM Agreement) in connection with a new Registration Statement or the filing of the Company’s Annual Report on Form 10-K and $2,500 in connection with each other Representation Date, plus any incidental expense incurred by the Manager in connection therewith.

The ATM Agreement contains customary representations and warranties and conditions regarding the placements of the Shares pursuant thereto, obligations to sell Shares under the ATM Agreement are subject to satisfaction of certain conditions, including the effectiveness of the Registration Statement.

The ATM and the ATM Prospectus Supplement will terminate upon the earlier of (i) the sale of the Maximum Amount (as defined in the ATM Agreement) of Shares pursuant to the ATM Agreement, or (b) the termination of the ATM Agreement by us or the Manager as permitted therein.

In May 2025, the Company entered into a private placement agreement with certain investors to sell 31,884 shares of Class A common stock at $6.90 per share and 32,352 prefunded warrants (the “May 2025 Prefunded Warrants”) at $3.40 per warrant. The May 2025 Prefunded Warrants were immediately exercised, resulting in the issuance of 32,352 shares of Class A common stock. The Company collected in aggregate $330,000 of gross proceeds from this private placement.

During the year ended December 31, 2025, the Company issued 1,816,387 shares under the ATM Agreement for net proceeds of approximately $3,429,257.

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

Shares Issued to Verista

On August 26, 2024, the Company issued 3,000 shares of its Common Stock, with a determined fair value of $49,800, in partial settlement of amounts owing to Verista. Refer to Note 14 – Commitments and Contingencies for further detail.

Shares Issued for RSU

During the year ended December 31, 2025, 200,954 RSUs vested into shares of Class A Common Stock of the Company.

Shares Issued for Vidello Acquisition

As disclosed above, on January 31, 2025, the Company closed a previously announced merger with Vidello. As part of the consideration paid to the Vidello Shareholders, the Company issued 89,820 shares of Class A Common Stock, with a determined fair value of $1,661,677. Refer to Note 4 – Acquisitions for further detail.

Shares Issued for pre-funded warrant exercise

On January 7, 2025, the Company issued 4 shares of Class A Common Stock to CP BF, resulting from the exercise by CP BF of exercise of four (4) pre-funded warrants under the CP BF Pre-Funded Warrant. See Note 13 – Warrant Liabilities.

On April 21, 2025, the Company issued 104,882 shares of Class A Common Stock to Alco, resulting from the exercise by Alco of pre-funded warrants purchased during September 2024.

On November 26., 2025, the Company issued 1,176,628 shares of Class A Common Stock to FE IV Aggregator, resulting from the exercise by FE IV Aggregator of Pre-Funded Warrants held by FE Aggregator as part of the OpenReel Merger Consideration.

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

16. Stock-Based Compensation

During 2023, the Company adopted the 2023 Employee Stock Purchase Plan (the "ESPP"). The ESPP permits eligible employees of the Company and certain designated companies as determined by the Board, to purchase shares of the Company's Common Stock. The aggregate number of shares of common stock that may be purchased pursuant to the Purchase Plan automatically increases on January 1 of each year ending on January 1, 2033, in an amount equal to the lesser of one percent (1%) of the total number of shares of the fully diluted common stock (as defined in the ESPP) determined as of December 31 of the preceding year, or a number of shares of common stock equal to two hundred percent (200%) of the initial share reserve of 1,144.

During 2023, the Company adopted the 2023 Equity Incentive Plan (the “EIP”). The EIP permits the granting of incentive stock options, nonstatutory stock options, SARs, restricted stock awards, RSU awards, performance awards, and other awards. to employees, directors, and consultants. The aggregate number of shares of common stock that may be issued under the EIP automatically increases on January 1 of each year ending on January 1, 2033, in an amount equal to 5% of the total number of shares of the fully diluted common stock determined as of December 31 of the preceding year.

The Company accounts for stock-based payments pursuant to FASB ASC 718, Stock Compensation and, accordingly, the Company records compensation expense for stock-based awards based upon an assessment of the grant date fair value for options using the Black-Scholes option pricing model. The Company has concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. Therefore, the expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of company specific historical and implied volatility data, the estimate of expected volatility is primarily based on the historical volatility of a group of similar companies that are publicly traded. For these analyses, companies with comparable characteristics were selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the share-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent periods of the calculated expected term of its share-based awards. The risk-free interest rate is determined by reference to the U.S.

Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table summarizes assumptions used to compute the fair value of options granted:

Year Ended December 31,
	2025	2024
Stock price	N/A	$146 - 305
Exercise price	N/A	$146 - 2,500
Expected volatility	N/A	61.00 - 62.12%
Expected term (in years)	N/A	5.61 - 6.08
Risk-free interest rate	N/A	4.20 - 4.45%

A summary of stock option activity under the Plan is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2024	2,566	$1,618.30	8.52	$—
Granted	10,058	210.45	—	—
Expired	(28)	2,479.66	—	—
Forfeited	(43)	1,700.47	—	—
Outstanding at December 31, 2025	12,553	$343.74	8.64	—
Exercisable at December 31, 2025	3,913	$610.35	8.15	$—

In connection with issuances under the Plan, the Company recorded stock-based compensation expense related to stock options of $107,683 and $130,997, which is included in general and administrative expense for the years ended December 31, 2025 and 2024, respectively. The weighted-average grant-date fair value per option granted during the years ended December 31, 2025 and 2024 was $12 and $85, respectively. As of December 31, 2025 and 2024, $261,467 and $212,936 of unrecognized compensation expense related to non-vested awards is expected to be recognized over the weighted average period of 8.87 and 9.25 years, respectively. The aggregate intrinsic value is calculated as the difference between the fair value of the Company’s stock price and the exercise price of the options.

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

A summary of the activity with respect to, and status of, RSUs during the year ended December 31, 2025 is presented below:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	34,078	$17.40
Granted	595,529	7.03
Vested	(200,954)	11.91
Forfeited	(14,751)	8.49
Outstanding at December 31, 2025	413,902	$7.45

For the year ended December 31, 2025 and December 31, 2024, the Company recorded total stock-based compensation expense related to RSUs of $2,466,707 and $1,034,683, respectively, which is included in general and administrative expense. As of December 31, 2025 and 2024, unrecognized compensation cost related to the grant of RSUs was $2,342,212 and $158,032, respectively. Unvested outstanding RSUs as of December 31, 2025 and 2024 had a weighted average remaining vesting period of 2.25 and 1.2 years, respectively.

CEO Award

In November 2025, the Board granted an equity award to the Company’s CEO ("CEO Award") that includes a market condition based on specified market capitalization thresholds ranging from $15.0 million to $30.0 million, which result in stock grants ranging from $250 thousand to $750 thousand, up to $2.0 million in the aggregate. The CEO Award is equity-classified and the grant-date fair value was estimated using a Monte Carlo simulation model, using historical volatility as a key input. The Company recognized $104,841 of stock-based compensation expense related to this award for the year ended December 31, 2025.

17. Income Taxes

Components of net loss before income taxes are as follows:

	Year Ended December 31,
Components of net loss before income taxes:	2025	2024
United States	$(22,673,927)	$(31,513,389)
Foreign	242,469	—

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 for the year ended December 31, 2025 is as follows:

	Amount	% of Pretax Income
US Federal Statutory Tax Rate	$(4,710,559)	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect	—	0.00%
Foreign Tax Effects
United Kingdom
Statutory tax rate difference between United Kingdom and United States	9,699	-0.04%
Effect of Changes in Tax Laws or Rate Enacted in the Current Period
Effect of Cross-Border Tax Laws	18,900	-0.09%
Tax Credits
R&D Credits	(15,243)	0.07%
Change in valuation allowance	3,149,702	-14.04%
Nontaxable or Nondeductible Items:
Change in Fair Value Estimates	(602,735)	2.76%
Loss on Conversion – 163(l)	1,528,553	-6.81%
Stock Compensation Adjustments	293,474	-1.34%
Other	388,826	-1.79%
Effective tax rate	$60,617	-0.28%

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the period ended December 31, 2024 consists of the following:

Statutory federal income tax benefit	$(6,617,812)	21.0%
State taxes, net of federal tax benefit	(463,682)	1.5%
Change in valuation allowance	2,968,883	-9.4%
Change in state tax rate	16,101	-0.1%
Change in fair value estimates	(107,489)	0.3%
Non-deductible interest – IRC 163(l)	516,624	-1.6%
Non-deductible transaction/restructuring costs	—	0.0%
Loss on debt conversion and extinguishment	2,935,747	-9.3%
Nondeductible warrant issuance expense	—	0.0%
Impairment of goodwill	612,511	-1.9%
Other non-deductible expenses	139,117	-0.5%
Effective tax rate	$—	-0.1%

The components of income tax provision (benefit) are as follows:

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	—	—
Foreign	214,398	—
Total current	214,398	—
Deferred:
Federal	—	—
State	—	—
Foreign	(153,781)	—
Total deferred	(153,781)	—
Total	$60,617	$—

The amounts of cash income taxes paid (received) by the Company for the year ended December 31, 2025 were as follows:

Federal	$—
State and local	—
Foreign	—
Income taxes, net of amounts refunded	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2025	2024
Deferred tax assets (liabilities):
Net operating loss carryforwards	$15,736,074	$12,347,734
Contribution carryforwards	8,803	23,718
Tax credits	175,785	91,889
Stock-based compensation	284,981	157,165
Accrual to cash adjustment	—	—
Startup costs and other intangibles	1,618,932	1,700,257
Acquired intangibles	(1,953,499)	(870,569)
Lease liabilities	13,030	16,339
Right-of-use assets	(12,830)	(16,308)
Accrued expenses	664,106	651,519
Capitalized R&D costs (Sec. 174)	1,959,520	1,930,337
Other	66,496	8,182
	18,561,398	16,040,263
Valuation allowance	(19,679,073)	(16,040,263)
Deferred tax assets (liabilities), net of allowance	$(1,170,469)	$—

As of December 31, 2025, the Company had federal and state net operating loss carryforwards of approximately $65,375,600 and $35,660,700, respectively. As of December 31, 2025 the company has no foreign net operating loss carryforwards. As of December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $50,966,400 and $28,244,800, respectively. Federal losses of $180,000 begin to expire in 2036 and $65,195,600 of the federal losses carryforward indefinitely. State losses of $22,175,100 begin to expire in 2031 and $13,485,600 of the state losses carryforward indefinitely. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

The Company has determined, based upon available evidence, that it is more likely than not that all of the U.S. net deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance against its U.S. net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential, and tax planning strategies in making these assessments. During the period, the Company acquired its UK subsidiary, which generated intangible assets for U.S. GAAP, for which the Company has no tax basis in. Additionally, the UK company has historically generated taxable income, and has no positive evidence that would warrant a valuation allowance. As such, the Company has recorded a deferred tax liability for its UK subsidiary. Also, none of the GAAP basis of Goodwill recorded in relation to the Vidello, Ltd. acquisition is deductible for tax purposes.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (OBBBA), which includes several changes to U.S. federal income tax law, including temporary and permanent extension, of expiring provisions of the Tax Cuts and Jobs Act of 2017. Significant provisions for corporate taxpayers include permanent 100% bonus depreciation for qualified property, immediate expensing of domestic R&D expenditures, and changes to the limitation on business interest expense deductions under Section 163(j). None of these provisions have a material impact on the Company’s 2025 income tax provision.

The Company has determined that it had no material uncertain tax benefits for the year ended December 31, 2025, and 2024. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at December 31, 2025, and 2024.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal, state, and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2025, the 2018 and subsequent tax years related to all US jurisdictions remain open.

The Company has no open tax audits with any taxing authority as of December 31, 2025.

18. Segment Reporting

The Company has three reportable operating segments, Banzai Operating Co, Inc., OpenReel, and Vidello. The Company’s segments deliver SaaS tools that leverage data, analytics, and AI to provide marketing and sales solutions, including video production and editing, for businesses of all sizes.

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

The table below presents information about segments for the year ended December 31, 2025:

Year ended December 31, 2025
	Banzai Operating	OpenReel	Vidello	Total Consolidated
Revenue	$4,426,868	$5,473,389	$2,261,162	$12,161,419
Cost of revenue	1,476,701	310,362	401,520	2,188,583
Gross profit	2,950,167	5,163,027	1,859,642	9,972,836

Expenses
People	6,254,527	4,545,813	393,025	11,193,365
Marketing and advertising	2,160,168	155,237	558,059	2,873,464
Technology	926,334	272,926	83,839	1,283,099
Other segment expenses[1]	2,223,686	535,823	198,407	2,957,915
Total expenses	11,564,715	5,509,799	1,233,330	18,307,843
Segment Adjusted EBITDA	(8,614,548)	(346,772)	626,312	(8,335,007)
Transaction, PubCo. Expenses and Stock-based compensation	8,819,671	71,320	88,511	8,979,501
Adjusted EBITDA	$(17,434,219)	$(418,092)	$537,801	$(17,314,508)

1 Other segment expenses for each reportable segment includes provision for credit losses, foreign currency exchange rate changes, travel and entertainment expenses, professional expenses other than those included in transaction and PubCo expenses, insurance expenses, and expenses related to licenses.

The table below presents information about segments for the year ended December 31, 2024:

Year ended December 31, 2024
	Banzai Operating	OpenReel	Vidello[1]	Total Consolidated
Revenue	$4,305,429	$222,450	$—	$4,527,879
Cost of revenue	1,407,564	14,978	—	1,422,542
Gross profit	2,897,865	207,472	—	3,105,337

Expenses
People	6,209,488	17,642	—	6,227,130
Marketing and advertising	1,587,085	5,020	—	1,592,105
Technology	861,775	112,429	—	974,204
Other segment expenses[2]	811,519	6,856	—	818,375
Total expenses	9,469,867	141,947	—	9,611,814
Segment Adjusted EBITDA	(6,572,002)	65,525	—	(6,506,477)
Transaction, PubCo. Expenses and Stock-based compensation	6,912,309	—	—	6,912,309
Adjusted EBITDA	$(13,484,311)	$65,525	$—	$(13,418,786)

1 The Vidello acquisition occurred on January 31, 2025 (refer to Note 4 – Acquisitions and therefore is presented at $0 for comparative purposes.

2 Other segment expenses for each reportable segment includes travel and entertainment expenses, professional expenses other than those included in transaction and PubCo expenses, the SEPA commitment fee expense and deferred fee expense, the GEM warrant expense, and the GEM commitment fee expense.

A reconciliation between EBITDA by reportable segment to consolidated net loss before income taxes for the years ended December 31, 2025, and 2024 is as follows:

	December 31, 2025	December 31, 2024
EBITDA by segment
Banzai Operating Co.	$(17,434,219)	$(13,484,311)
OpenReel	(418,092)	65,525
Vidello	537,801	—
Total	(17,314,510)	(13,418,786)

Reconciliation to loss before income taxes:
Interest income	(2,955)	(10)
Interest expense	-	-
Interest expense – related party	1,156,984	3,047,101
Depreciation and amortization expense	1,150,471	24,179
Loss on conversion of liabilities	-	11,338,284
Gain on extinguishment of liabilities, net	(2,085,895)	390,801
Gain on release of Vidello revenue holdback	(973,000)	-
Vidello earnout expense	485,720	-
Failed acquisition costs	1,382,002	-
Loss on Yorkville SEPA advances	974,079	-
GEM settlement fee expense	-	200,000
Yorkville prepayment premium expense	-	80,760
Loss on debt issuance	5,580,835	653,208
Changes in fair value of financial instruments	(3,052,229)	(478,288)
Goodwill impairment	-	2,725,460
Other	(726,572)	113,108
Loss before income taxes	$(21,203,950)	$(31,513,389)

Disaggregation of Revenue

The following table presents the Company's percentage of revenue generated by SaaS product for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
Revenue %	2025	2024
Reach	2.2%	3.8%
Demio	34.2%	91.0%
OpenReel [1]	45.0%	5.2%
Vidello [2]	18.6%	—%
Total	100.0%	100.0%

For disaggregation of revenue by geographic area, refer to Note 6 – Revenue.

19. Subsequent Events

Exchange Agreements

Subsequent to December 31, 2025, on January 27, 2026, February 9, 2026, February 25, 2026, and March 30, 2026, the Company entered into exchange agreements with Agile pursuant to which the Company issued an aggregate of approximately 586,000 shares of its Class A Common Stock in exchange for aggregate reductions of approximately $660,000 in the outstanding balance of the March Agile Note. Following these exchanges, the outstanding balance of the March Agile Note was reduced to approximately $1.3 million.

Vesting of Employee Awards

On March 31, 2026, approximately 684,000 RSUs granted to employees vested into shares of Class A Common Stock. In addition, the Company will issue 376,884 shares of Class B Common Stock to the Company’s CEO, of which, approximately 251,256 shares relate to a tranche of the CEO Award vesting upon achieving a market capitalization threshold, and the remaining 125,628 shares relate to the CEO's 2025 bonus payment. See Note 16, Stock-Based Compensation.

Yorkville Advanced Notice Settlements and Conversions

Between January 1, 2026 and March 31, 2026, the Company issued Advance Notices to Yorkville pursuant to the SEPA in which the Company requested the purchase of approximately 635,000 shares of the Company's Class A Common Stock at an aggregate gross value of approximately $700 thousand, and net proceeds of approximately $670 thousand were applied against the outstanding Yorkville Convertible Notes.

Private Placement Offering (3i, LP)

On February 13, 2026, the parties held an additional closing pursuant to the terms of the Purchase Agreement (the “February Closing”). The Company issued an additional note in the original principal amount of $2,333,333, with an initial conversion price equal to $1.11 per share and issuance date of February 13, 2026 (the “February 3i Note," together with the August Note, the October Note, and the Initial Note, are collectively referred to herein as the “Notes”), and additional warrants to purchase up to 420,000 shares of Common Stock, at an initial exercise price equal to $2.50 per share (the “February Warrants," together with the August Warrant, the October Warrants, August Warrants and the Initial Buyer Warrants, are collectively referred to herein as the “Buyer Warrants”), in the February Closing. The February Note matures on February 13, 2027. Other than the maturity date of the February Note and February Warrants, respectively, the February Note and February Warrants have the same terms as those issued on the August Closing, the October Closing and the Initial Closing Date. Upon the issuance of the February Note, the Company received proceeds of approximately $1.6 million, net of original issue discount and issuance fees and costs.

The February Note was issued with an original issue discount of 10.0% (the “OID”), as were the other Notes issued on the August Closing, the October Closing and the Initial Closing Date and accrue interest at a rate of 10.0% per annum. The Notes mature 12 months from the date of issuance (the “Maturity Date”), unless extended pursuant to the terms thereof. The Notes are convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to quotient of the Conversion Amount divided by (y) the Conversion Price (the “Conversion Rate”). At no time may the Buyer hold more than 4.99% (or up to 9.99% at the election of the Buyers pursuant to the Notes) of the outstanding Common Stock. The conversion price of the October Note is subject to a floor price of $0.254.

1800 Diagonal Issuance

On January 12, 2026 and March 17, 2026, the Company issued the eleventh and twelfth promissory notes (the “January 1800 Diagonal Note and "March 1800 Diagonal Note," respectively) for an aggregate principal amount of approximately $296 thousand and $180 thousand, respectively, and received net proceeds of approximately $250 thousand and $157 thousand, respectively, after discount and transaction fees. The notes have maturity dates of October 15, 2026 and December 15, 2026, respectively and bear interest at 14% per annum.

Common Stock Issuances

3i, LP Conversions

Between January 1, 2026 and March 31, 2026, the Buyer exercised its contractual conversion option multiple times under the August 3i Note, the October 3i Note, and the February 3i Note and received an aggregate of approximately 2.9 million shares of Class A Common Stock at conversion prices per share ranging from $0.83 to $1.10 in satisfaction of approximately $2.7 million of the Company's obligations under the respective Notes.

1800 Diagonal Conversions

Between January 1, 2026 and March 31, 2026, the Lender exercised its contractual conversion option multiple times under the July 1800 Diagonal Note and September 1800 Diagonal Note and received an aggregate of approximately 476 thousand shares of Class A Common Stock at conversion prices ranging from $0.825 to $0.930 in satisfaction of approximately $392 thousand of the Company's obligations under the respective Notes.

At the Market Offering

Subsequent to December 31, 2025, the Company issued approximately 2.1 million shares under the ATM Agreement for net proceeds of approximately $2.7 million. The aggregate market value of the shares of Class A Common Stock eligible for sale under the ATM Prospectus Supplement is approximately $1.5 million as of March 31, 2026, which is based on the limitations of General Instruction I.B.6 of Form S-3.

Transaction Announcement

On March 23, 2026, the Company announced that it reached an agreement on terms to acquire assets of ConnectAndSell, Inc. (“ConnectandSell”), an AI-powered sales enablement platform serving B2B organizations across financial services, healthcare, technology, and other industries. The acquisition is expected to increase Banzai’s annual revenue by approximately $15 million. The two companies have executed a non-binding letter of intent, and the final transaction is expected to close in early second quarter 2026, subject to execution of a definitive agreement and closing conditions.