Form 10-Q
period 2026-03-31
Banzai International, Inc.
filed 2026-05-15
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-39826

Banzai International, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	85-3118980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
435 Ericksen Ave, Suite 250 Bainbridge Island, Washington	98110
(Address of principal executive offices)	(Zip Code)

(206) 414-1777

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	BNZI	The Nasdaq Capital Market
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $115,000	BNZIW	The Nasdaq Capital Market

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

The number of shares outstanding of each of the registrant's classes of common stock, $0.0001 par value per share, as of May 14, 2026:

Class A Common Stock - 1,422,526 shares

Class B Common Stock - 33,856 shares

PART I—FINANCIAL INFORMATION

BANZAI INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of
	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$137	$259
Accounts receivable, net of allowance for credit losses of $26 and $41, respectively	668	709
Prepaid expenses and other current assets	855	445
Total current assets	1,660	1,413

Property and equipment, net	—	8
Intangible assets, net	7,737	8,027
Goodwill	21,992	21,992
Operating lease right-of-use assets	49	56
Bifurcated embedded derivative asset – related party	—	9
Deferred offering costs	32	122
Other assets	4	4
Total assets	31,474	31,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	2,971	2,494
Accrued expenses and other current liabilities	4,068	4,354
Convertible notes – related party	5,117	4,923
Convertible notes, carried at fair value	1,890	1,856
Convertible notes (Yorkville)	571	1,200
Notes payable, carried at fair value	2,258	2,591
Private placement warrant liability	1,250	296
Financial instruments – related party	13	—
Earnout liability	500	991
Deferred revenue	3,547	3,642
Operating lease liabilities, current	30	23
Total current liabilities	22,215	22,370

Deferred revenue, non-current	117	94
Deferred tax liability	1,026	1,078
Operating lease liabilities, non-current	19	34
Total liabilities	23,377	23,576

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock, $0.0001 par value, 275,000,000 (250,000,000 Class A and 25,000,000 Class B) shares authorized and 867,355 (855,799 Class A and 11,556 Class B) and 527,317 (515,761 Class A and 11,556 Class B) shares issued and outstanding at March 31, 2026 and 2025, respectively	—	—
Preferred stock, $0.0001 par value, 75,000,000 shares authorized, 1 and 1 shares issued and outstanding at March 31, 2026 and 2025, respectively	—	—
Additional paid-in capital	117,346	108,912
Accumulated other comprehensive (loss) income	(60)	(85)
Accumulated deficit	(109,189)	(100,772)
Stockholders' equity	8,097	8,055
Total liabilities and stockholders' equity	$31,474	$31,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2026	2025
Operating income:
Revenue	$2,696	$3,379
Cost of revenue	521	606
Gross profit	2,175	2,773

Operating expenses:
General and administrative expenses	7,650	7,433
Depreciation and amortization expense	305	247
Total operating expenses	7,955	7,680

Operating loss	(5,780)	(4,907)

Other expenses (income):
Interest income	(3)	—
Interest expense	9	—
Interest expense – related party	194	358
Gain on extinguishment of liabilities	—	(4,343)
Loss on debt issuance	49	274
Loss on Private Placement Issuance	1,598	—
Loss on extinguishment of debt, net	6	1,770
Change in fair value of financial instruments	608	140
Change in fair value of financial instruments – related party	22	45
Change in fair value of convertible notes	(372)	159
Loss on Yorkville SEPA advances	28	385
Other (income) expense, net	550	(125)
Total other expenses, net	2,689	(1,337)
Loss before income taxes	(8,469)	(3,570)
Income tax expense (benefit)	(52)	74
Net loss	$(8,417)	$(3,644)

Net loss attributable to common shareholders	$(8,417)	$(3,644)

Net loss per share attributable to common shareholders
Basic and diluted	$(11.69)	$(30.37)

Weighted average common shares outstanding (in thousands)
Basic and diluted	720	120

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Equity (Deficit)

for the three months ended March 31, 2026 and 2025

(in thousands, except share data)

	Series A Preferred Stock		Series FE Preferred Stock		Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Share	Amount	Shares	Amount	Capital	(loss) income	Deficit	Equity
Balance December 31, 2025	—	$—	—	$—	527,317	$—	$108,912	$(85)	$(100,772)	$8,055
Shares issued to Yorkville under the SEPA	—	—	—	—	31,750	—	697	—	—	697
Shares issued under the ATM	—	—	—	—	107,258	—	2,636	—	—	2,636
Shares issued to 1800 Diagonal for conversions of debt	—	—	—	—	23,813	—	392	—	—	392
Shares issued to 3i for conversions of debt	—	—	—	—	143,802	—	2,735	—	—	2,735
Shares issued to Agile for conversions of debt	—	—	—	—	29,306	—	666	—	—	666
Stock-based compensation	—	—	—	—	—	—	1,308	—	—	1,308
Vesting of RSUs	—	—	—	—	4,109	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	25	—	25
Net loss	—	—	—	—	—	—	—	—	(8,417)	(8,417)
Balance March 31, 2026	—	$—	—	$—	867,355	$—	$117,346	$(60)	$(109,189)	$8,097

	Series A Preferred Stock		Series FE Preferred Stock		Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Share	Amount	Shares	Amount	Capital	(loss) income	Deficit	Equity (Deficit)
Balance December 31, 2024	—	$—	—	$—	40,976	$—	$75,516	$—	$(78,280)	$(2,764)
Issuance of shares to Yorkville under the SEPA agreement	—	—	—	—	24,378	—	7,071	—	—	7,071
Shares issued to Hudson for consulting fee	—	—	—	—	750	—	232	—	—	232
Shares issued for payment to Verista	—	—	—	—	150	—	50	—	—	50
Vesting of RSUs	—	—	—	—	1,689	—	—	—	—	—
Shares issued for Vidello acquisition	—	—	—	—	4,491	—	1,662	—	—	1,662
Stock-based compensation	—	—	—	—	—	—	337	—	—	337
Net loss	—	—	—	—	—	—	—	—	(3,644)	(3,644)
Balance March 31, 2025	—	$—	—	$—	72,434	$—	$84,868	$—	$(81,924)	$2,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,417)	$(3,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	305	247
Provision for credit losses on accounts receivable	(15)	(10)
Non-cash shares issued for consulting expenses	—	233
Discount at issuance on notes carried at fair value	—	16
Non-cash interest expense - related party	194	336
Amortization of operating lease right-of-use assets	7	6
Stock based compensation expense	1,308	337
Gain on extinguishment of liability	—	(4,343)
Loss on debt issuance	49	274
Loss on Private Placement Issuance	1,598	—
Loss on extinguishment of debt, net	6	1,770
Other (gains) losses	(7)	—
Loss on SEPA issuance	—	385
Change in fair value of financial instruments	608	140
Change in fair value of financial instruments – related party	22	45
Change in fair value of convertible notes, carried at fair value	(373)	159
Changes in operating assets and liabilities:
Accounts receivable	56	(82)
Prepaid expenses and other current assets	(410)	(188)
Other assets	—	(3)
Accounts payable	477	(610)
Deferred revenue	(95)	37
Accrued expenses	(286)	(213)
Operating lease liabilities	(8)	(5)
Earnout liability	(491)	170
Deferred revenue – long-term	23	(6)
Deferred tax liability	(52)	(25)
Net cash used in operating activities	(5,501)	(4,974)
Cash flows from investing activities:
Cash paid for acquisition of Vidello, net of cash acquired	—	(2,677)
Net cash used in investing activities	—	(2,677)
Cash flows from financing activities:
Payment of GEM commitment fee promissory note	—	(215)
Repayment of convertible notes (Yorkville)	(647)	(1,877)
Proceeds from term notes, net of issuance costs	504	4,000
Repayment of term notes	(54)	(3,686)
Partial repayment of convertible notes - related party	—	(870)
Proceeds from issuance of convertible notes, net of issuance costs	2,121	3,258
Proceeds from issuance of shares to Yorkville under the SEPA	697	6,687
Proceeds from shares issued to Verista	—	50
Proceeds from issuance of common stock and warrants	2,726	—
Net cash provided by financing activities	5,347	7,347
Effect of exchange rate changes on cash and cash equivalents	32	—
Net decrease in cash	(122)	(304)
Cash at beginning of period	259	1,087
Cash at end of period	$137	$783

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for taxes	—	—
Non-cash investing and financing activities
Shares issued for Hudson consulting fee	—	233
Consideration transferred for acquisition of Vidello	—	1,662
Assets acquired in acquisition of Vidello	—	8,393
Liabilities assumed in acquisition of Vidello	—	3,986
Conversion of private placement convertible notes, carried at fair value	2,735	—
Shares issued for payment of outstanding debt	666	—
Shares issued for 1800 Diagonal Note conversions of debt	392	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

1. Organization

The Business

Banzai International, Inc. (the “Company” or “Banzai”) was incorporated in Delaware on September 30, 2015. Banzai is a leading enterprise SaaS Video Engagement platform used by marketers to power webinars, trainings, virtual events, and on-demand video content.

2. Going Concern

As of March 31, 2026 the Company had cash of approximately $0.1 million. For the three months ended March 31, 2026, the Company used approximately $5.5 million in cash for operating activities. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of March 31, 2026, the Company had an accumulated deficit of approximately $109.2 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year of the date these financial statements were issued.

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

The Company’s plans include obtaining future debt financings (see Note 11 – Debt) and equity financings associated with the Yorkville SEPA and the ATM (as defined in Note 14 – Equity). If the Company is unsuccessful in completing these planned transactions, it may be required to reduce its spending rate to align with expected revenue levels and cash reserves, although there can be no guarantee that it will be successful in doing so. Accordingly, the Company may be required to raise additional cash through debt or equity transactions. It may not be able to secure financing in a timely manner or on favorable terms, if at all. As a result, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

These accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") as determined by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and applicable regulations of the Securities and Exchange Commission ("SEC") for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations of the SEC relating to interim financial statements. The December 31, 2025 balance sheet information was derived from the audited financial statements as of that date. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2025 included in the Company's Annual Report on Form 10-K, as filed with the SEC on March 31, 2026. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

The following table presents changes in the allowance for credit losses for the year ended December 31, 2025:

Balance at December 31, 2025	$41
Change in provision for credit losses	(15)
Balance at March 31, 2026	$26

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

Warrant Liability – related party

The warrants originally issued in 7GC's initial public offering (the "Public Warrants") are recognized as derivative liabilities in accordance with FASB ASC 815, Derivatives and Hedging ("ASC 815"). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercise or expiration, and any change in fair value is recognized in the unaudited condensed consolidated statements of operations.

The Public Warrants were initially measured at fair value using a Monte Carlo simulation model and have subsequently been measured based on the listed market price of such warrants. Warrant liabilities are classified as current liabilities on the condensed consolidated balance sheets. The changes in the fair value of the derivative warrant liability is presented in the line item "change in fair value of warrant liabilities – related party" in the accompanying unaudited condensed consolidated statements of operations.

GEM Warrant Liability

The GEM Warrants were not considered indexed to the issuer’s stock pursuant to ASC 815, as the holder’s ability to receive in lieu of the Warrant one percent of the total consideration received by the Company’s stockholders in connection with a Change of Control, where the surviving corporation is not publicly traded, adjusts the settlement value based on items outside the Company’s control in violation of the fixed-for-fixed option pricing model. As such, the Company recorded the Warrants as liabilities initially measured at fair value with subsequent changes in fair value recognized in earnings each reporting period. The changes in the fair value of the derivative warrant liability is presented in the line item "change in fair value of warrant liabilities" in the accompanying unaudited condensed consolidated statements of operations.

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common shareholders—basic and diluted	$(8,417)	$(3,644)

Denominator:
Weighted average shares—basic and diluted (in thousands)	720	120
Net loss per share attributable to common shareholders—basic and diluted	$(11.69)	$(30.37)

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

Securities that were excluded from loss per share as their effect would be anti-dilutive due to the net loss that could potentially be dilutive in future periods are as follows:

	As of March 31,
	2026	2025
Options	628	128
RSUs	26,708	13,039
Public warrant shares	1,150	1,150
GEM warrant shares	83	83
Common warrant shares	100,716	22,638
Placement agent warrant shares	14,912	525
Pre-funded warrants	—	—
Total	144,197	37,563

Derivative Financial Instruments

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the unaudited condensed consolidated statements of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the condensed consolidated balance sheets. Refer to Note 7 – Fair Value Measurements and Note 11 – Debt for further detail.

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

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management during the three months ended March 31, 2026 and 2025. The carrying amount of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue, and other current liabilities approximated their fair values as of March 31, 2026 and 2025.

Fair Value Option Election

The Company determined the January 2025 Yorkville Note, the September 2025 Yorkville Note, the Agile Notes, the 1800 Diagonal Notes, the Private Placement Convertible Notes, and the Boot Capital Convertible Notes (each as defined in Note 11 – Debt, and together the "FVO Notes") were eligible for the fair value option, in accordance with FASB ASC 825-10-50-28, and made such election to account for these instruments at fair value.

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

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

Pursuant to the fair value option election, direct and incremental debt issuance costs and consideration paid to the respective lender were expensed as incurred and recorded in other income (expense), net in the unaudited condensed consolidated statements of operations.

Losses recognized upon issuance of debt represent the difference between issuance date fair value and the proceeds received net of discount or premium, which are recorded in loss on debt issuance in the unaudited condensed consolidated statements of operations.

The Company records the portion of the FVO Notes that are issued and outstanding for accounting purposes at fair value with changes in fair value recorded in change in fair value in the unaudited condensed consolidated statements of operations, except for the portion of the total change in fair value that results from a change in the instrument-specific credit risk of FVO Notes, which is recorded in other comprehensive income (loss), if applicable. Measurement of the change in fair value of the FVO Notes includes accrued interest, whether paid-in-kind or cash.

Accrued interest on the FVO Notes is included in the respective debt instrument's balance on the condensed consolidated balance sheets.

Recent Accounting Pronouncements

Recent accounting pronouncements not yet effective

In November 2024, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The guidance also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption of the amendment is permitted. The Company is currently evaluating the guidance and its impact to its condensed consolidated financial statements and related disclosures.

Recently adopted accounting pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. This guidance is effective for periods beginning after December 15, 2025 and will be adopted prospectively. Early adoption is permitted. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.

4. Acquisitions

Vidello

On January 31, 2025, the Company closed a previously announced merger with Vidello Limited ("Vidello"), a private limited company registered in England and Wales (the "Vidello Merger"), pursuant to an Agreement and Plan of Merger (the "Vidello Merger Agreement"), dated December 19, 2024, by and among the Company, Vidello, and certain shareholders of Vidello (the "Vidello Shareholders"). At the closing, Vidello Shareholders transferred all the outstanding shares of Vidello to the Company, and Vidello became a direct and wholly owned subsidiary of the Company. At the closing, the Company paid to the Vidello Shareholders, $2,745 in cash (the "Vidello Cash Consideration"), whereby $2,500 are withheld for indemnification expenses and other holdback provisions in accordance with the Vidello Merger Agreement, and issued 4,491 shares of Class A Common Stock (the "Share Consideration," together with the Cash Consideration, the "Vidello Closing Consideration"). The Company's primary reason for acquiring Vidello was to enhance revenue growth and strengthen the Company's competitive market position through cross selling opportunities. Vidello is a video hosting and marketing platform designed to help businesses manage, customize, and optimize their video content.

With respect to the holdback amount, this consists of three distinct components, being (1) the withholding of $1,000 as security for the obligations of Company Shareholders for a period of twelve months (the “Indemnification Holdback Amount”), (2) the withholding of $500 as security for the obligations of Company Shareholders to cooperate with best efforts and in good faith with to complete the transition, integration and related matters of Vidello's business with Banzai, including, but not limited to (a) the transition of data of Vidello managed and/or held by Vidello to Banzai, (b) certain services relating to the continued operations of Vidello, and (c) the training of certain employees of Banzai regarding the operations of Vidello including any proprietary business processes and trade secrets following the Closing, during the six months following the Closing (the “Transition Holdback Period”), and (3) the withholding

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

of $1,000 subject to certain revenue related conditions being met during the 180 day period following the Closing (the “Revenue Holdback Amount” and together with the Indemnification Holdback Amount and the Transition Holdback Amount, the “Holdback Amount”).

As of December 31, 2025, the Company recognized $486 of expense after foreign currency translation in the consolidated statements of operations related to the Transition Holdback Amount in the line Vidello earnout expense. During the three months ended September 30, 2025, the Company paid the contractual amount of $500 to the Vidello Shareholders for the Transition Holdback Period.

During the three months ended September 30, 2025, the 180 day measurement period for the Revenue Holdback lapsed and the revenue conditions as defined in the Vidello Merger Agreement had not been met. As such the Company recognized a gain on the extinguishment of Vidello revenue holdback of $973 during the three months ended September 30, 2025.

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

During the three months ended March 31, 2025, the Company incurred transaction costs of approximately $730 which are included in the unaudited condensed consolidated statements of operations.

The Vidello Merger was accounted for as a business combination under the acquisition method pursuant to FASB ASC 805, Business Combinations (“ASC 805”), with the Company as the accounting acquirer. Under the acquisition method, the total purchase price of the acquisition is allocated to the net identifiable tangible and intangible assets acquired and liabilities assumed based on the fair values as of the acquisition date. The fair value of the consideration transferred totaled $6,268 summarized as follows:

Amount
Cash paid at closing	$2,745
Common stock issued to Vidello Stockholders	1,662
Fair value of Holdback Amount	1,861
Total consideration paid	$6,268

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

The Company allocated the purchase price of the Vidello Merger to the assets acquired and liabilities assumed as of the acquisition date, as follows:

Assets acquired:
Cash and cash equivalents	$68
Property and equipment, net	9
Intangible assets – customer relationships	551
Intangible Assets – trade name	736
Intangible Assets – developed technology	4,010
Total assets	$5,374
Liabilities assumed:
Accounts payable	1
Accrued expenses and other current liabilities	15
Unearned revenue, current	448
Deferred tax liability	1,324
Taxes payable	337
Total liabilities	$2,125
Total identifiable net assets	3,249
Goodwill recorded:
Goodwill	3,019
Total consideration	$6,268

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

Net income in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 includes net loss of approximately $250 and net income of $734, respectively, of Vidello from the date of acquisition to March 31, 2026.

Pro forma disclosure for the Vidello acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Merger with Vidello had taken place on January 1, 2025. The pro forma results presented are the result of combining the revenues and earnings of the Company with the revenues and earnings of Vidello. The Company did not have any material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue.

The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

	For the Three Months Ended March 31,
	2026	2025
Revenue	$2,696	$3,609
Cost of revenue	521	796
Operating expenses	7,955	7,753
Total other expenses (income), net	2,689	(1,337)
Loss before income taxes attributable to common stockholders	(8,469)	(3,603)

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

5. Related Party Transactions

Debt Restructuring Agreement with CP BF

On September 5, 2024, the Company and CP BF agreed to amend the outstanding balance of all debt previously in the form of one term note and two convertible notes into one new consolidated convertible note. The newly issued consolidated convertible note was issued on September 23, 2024. Additionally on September 23, 2024, the Company and CP BF entered into a share purchase agreement where the Company issued equity in the form of common stock, common stock warrants and pre-funded warrants to CP BF for the reduction of $2 million of debt under the newly issued consolidated convertible note. See Note 11 – Debt, for further details related to the transaction and associated balances.

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

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

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

Service Trade Revenue

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

The Company has one customer for which the customer is also a vendor. For this one customer, the Company exchanged services for approximately $31 and $208, during the three months ended March 31, 2026 and 2025, respectively.

Disaggregation of Revenue

The following table summarizes revenue by region based on the billing address of customers for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas	$2,115	78%	$2,612	77%
Europe, Middle East and Africa (EMEA)	441	16%	556	17%
Asia Pacific	140	5%	211	6%
Total	$2,696	99%	$3,379	100%

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

The following table summarizes accounts receivable, net as of the dates presented:

Balance – December 31, 2025	709
Balance – March 31, 2026	668

Costs to Obtain a Contract

The following summarizes the activity related to costs to obtain a contract during the three months ended March 31, 2026 and 2025:

Balance – December 31, 2025	$96
Commissions incurred	161
Deferred commissions recognized	(103)
Balance – March 31, 2026	$154

Balance – December 31, 2024	$32
Commissions incurred	57
Deferred commissions recognized	(50)
Balance – March 31, 2025	$39

Deferred Revenue

Deferred revenue represents amounts that have been collected in advance of revenue recognition and is recognized as revenue when transfer of control to customers has occurred or services have been provided. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable revenue agreements. Differences between the revenue recognized per the below schedule, and the revenue recognized per the consolidated statement of operations, reflect amounts not recognized through the deferred revenue process, and which have been determined to be insignificant. For the three months ended March 31, 2026 and the year ended December 31, 2025, the Company recognized $1,658 and $3,868 in revenue that was included in the prior year deferred revenue balance, respectively.

The change in total deferred revenue was as follows for the periods indicated:

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

	Three Months Ended	Year Ended
	March 31, 2026	December 31, 2025
Total deferred revenue, beginning of period	$3,736	$4,052
Billings	2,624	9,487
Revenue recognized (prior year deferred revenue)	(1,658)	(3,868)
Revenue recognized (current year deferred revenue)	(1,038)	(6,383)
Acquired deferred revenue of Vidello (see Note 4 – Acquisitions)	—	448
Total deferred revenue, end of period	$3,664	$3,736

7. Fair Value Measurements

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the periods ended March 31, 2026 and the year ended December 31, 2025. The carrying amount of accounts payable approximated fair value as they are short term in nature.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	December 31, 2025
Assets:
Bifurcated embedded derivative asset – related party	3	$—	$9
Definite-lived intangibles	3	7,737	8,027
Goodwill	3	21,992	21,992
Liabilities:
Warrant liabilities – public	1	—	—
GEM warrant liabilities	3	—	—
Earnout liability (Note 4)	3	500	991
Yorkville convertible note	3	571	1,200
Agile term notes	3	1,299	1,728
1800 Diagonal convertible notes	3	836	747
Private Placement Convertible Notes	3	1,890	1,856
Private Placement Warrants	3	1,250	296
Bifurcated embedded derivative liability – related party	3	13	9
Boot Capital note	3	123	116

For assets and liabilities that are measured at fair value on the acquisition date, see Note 4 – Acquisitions.

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

Warrant Liability - Public Warrants

The following table summarizes the changes in the fair value of the Public Warrants liability for the year ended March 31, 2026. See also Note 12 – Warrant Liabilities.

Public Warrants
Balance at December 31, 2025	$—
Change in fair value	—
Balance at March 31, 2026	$—

Warrant Liability - GEM Warrants

The measurement of fair value of the GEM Warrants was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance, including share price, exercise price, term, volatility, risk-free rate, probability of dilutive term of three years, and expected time to conversion. See also Note 12 – Warrant Liabilities.

The following table summarizes the changes in the fair value of the GEM Warrants liability for the year ended March 31, 2026:

GEM Warrants
Balance at December 31, 2025	$-
Change in fair value	—
Balance at March 31, 2026	$—

Yorkville Convertible Notes

The measurement of fair value of the Yorkville convertible notes were determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance, including the Company's share price, remaining term, volatility, risk-free rate, market interest rate, and probability of optional redemption). See also Note 11 – Debt.

The following table summarizes the changes in the fair value of the Yorkville convertible notes for the year ended March 31, 2026:

Yorkville Convertible Note
Balance at December 31, 2025	$1,200
Repayment in cash of Yorkville convertible notes	(647)
Change in fair value	18
Balance at March 31, 2026	$571

Bifurcated Embedded Derivative Assets (Liabilities) - related party

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

The related party CP BF Convertible Note has an embedded redemption put feature upon a Prepayment and Default Interest triggering events that are unrelated to the creditworthiness of the Company are not clearly and closely related to the debt host instrument, were separated and bundled together as a derivative ("Derivative") and assigned probabilities of being affected and initially measured at fair value in the amount of $12. The fair value of the Derivative was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the Derivative and the plain vanilla maturity scenario without a Derivative

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

The following table summarizes the changes in the fair value of the Derivative asset (liability) for the three months ended March 31, 2026, relating to the Convertible Note to CP BF issued on September 23, 2024:

Derivative Asset (Liability)
Balance at December 31, 2025 - Bifurcated embedded derivative asset – related party	$9
Change in fair value	(22)
Balance at March 31, 2026 - Bifurcated embedded derivative liability – related party	$(13)

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

Refer to Note 11 – Debt for a summary of the changes in the fair value of the Agile Notes.

1800 Diagonal Convertible Notes

The measurement of the fair value of each of the convertible promissory notes with 1800 Diagonal Lending was determined using the Black-Scholes option pricing model. Key inputs used for the model include the stock price, volatility, the contractual term of the note, risk-free interest rates and dividend yield.

Refer to Note 11 – Debt for a summary of the changes in the fair value of the 1800 Diagonal Convertible Notes.

3i, LP Private Placement Offering

The measurement of the fair value of the Private Placement Convertible Notes was determined using a Monte Carlo simulation. Key inputs into the simulation include the remaining term, the market interest rate, risk-free rate, equity volatility, and probability of default.

Refer to Note 11 – Debt for a summary of the changes in the fair value of the Private Placement Convertible Notes, and to Note 12 – Warrant Liabilities for a description of the warrants issued in connection with the Private Placement Offering.

Warrant Liability - Private Placement Warrants

The Private Placement Warrants were not considered indexed to the issuer’s stock pursuant to ASC 815, as the holder’s ability to receive in lieu of the Warrant, cash in an amount equal to the Black Scholes Value ("Black Scholes Value") in connection with a Change of Control, adjusts the settlement value based on items outside the Company’s control in violation of the fixed-for-fixed option pricing model. As such, the Company recorded the Warrants as liabilities initially measured at fair value with subsequent changes in fair value recognized in earnings each reporting period. Refer to Note 12 – Warrant Liabilities for further details.

The measurement of fair value was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance, including share price, term, risk-free rate, exercise price and dividend yield.

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

The following tables summarize the ranges of inputs to and the changes in the fair value of the Private Placement Warrant liability for the three months ended March 31, 2026:

Key Inputs	March 31, 2026

Stock price	$0.95
Contractual term (years)	2.25 - 4.87
Risk-free rate	3.8% - 3.9%
Volatility(1)	113% - 125.3%
Exercise Price	$0.66 - $2.50
Dividend yield	0.00%

Private Placement Warrants
Balance at December 31, 2025	$296
Loss on issuance – February Warrant	559
Change in fair value	395
Balance at March 31, 2026	$1,250

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at the dates indicated:

	March 31, 2026	December 31, 2025
Prepaid expenses and other current assets:
Prepaid software costs	$212	$154
Service trade	83	114
Employee receivable	13	13
Prepaid insurance costs	326	7
Prepaid commissions	154	96
Prepaid merchant fees	63	61
Other current assets	4	—
Total prepaid expenses and other current assets	$855	$445

9. Goodwill and Intangible Assets, Net

The following is a summary of goodwill by reportable segment as of and for the three months ended March 31, 2026:

	Banzai Operating Co.	Vidello	OpenReel	Consolidated
Goodwill – December 31, 2025	$2,172	$3,019	$16,801	$21,992
Goodwill – March 31, 2026	$2,172	$3,019	$16,801	$21,992

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

Intangible Assets

Intangible assets subject to amortization consist of the following:

	Estimated Useful Life (years):	March 31, 2026
Customer relationships	6 - 7	$1,140
Trade name	10 - 15	1,637
Technology	6 - 8	6,425
Intangible assets, gross		9,202
Less: Accumulated amortization		(1,465)
Intangible assets, net		$7,737

Total amortization expense related to intangible assets was $304 for the three months ended March 31, 2026. Expected amortization expense is as follows:

Remainder of 2026	$911
2027	1,215
2028	1,215
2029	1,215
2030	1,206
Thereafter	1,975
Total	$7,737

10. Accrued and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at the dates indicated:

	March 31, 2026	December 31, 2025
Accrued expenses and other current liabilities:
Accrued accounting and professional services costs	$2,211	$2,365
Sales tax payable	170	251
Excise tax payable	224	224
Provision for tax payable	568	578
Accrued payroll and benefit costs	447	440
Accrued legal costs	169	168
Accrued subscription costs	76	53
Accrued streaming service costs	53	51
Other current liabilities	150	224
Total accrued expenses and other current liabilities	$4,068	$4,354

11. Debt

Convertible notes

Promissory Note - GEM

On December 14, 2023, the Company and GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, “GEM”) agreed to terminate in its entirety the GEM Agreement, pursuant to which GEM was to purchase from the Company shares of common stock having an aggregate value up to $100 million and the Company was required to make and execute a warrant ("GEM Warrant"). The Company’s obligation to issue the GEM Warrant remained, granting GEM the right to purchase Class A Common Stock in an amount equal to 3% of the total number of equity interests outstanding as of the Closing, calculated on a fully diluted basis, at an exercise price on the terms and conditions set forth therein, in exchange for issuance of a $2.0 million convertible debenture with a five-year maturity and 0% coupon. Due to the determination of the final terms of the planned $2.0 million convertible debenture having not been

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

finalized, nor the final agreement related to the convertible debenture having been executed, as of December 31, 2023, the Company recognized, concurrent with the close of the merger, a liability for the GEM commitment fee, along with a corresponding GEM commitment fee expense, in the amount of $2.0 million.

On February 5, 2024, the Company and GEM entered into a settlement agreement (the “GEM Settlement Agreement”), pursuant to which (a) the Company and GEM agreed to (i) settle the Company’s obligations under and terminate the binding term sheet entered into between Legacy Banzai and GEM, dated December 13, 2023, and (ii) terminate the share repurchase agreement, dated May 27, 2022, by and among the Company and GEM, and (b) the Company (i) agreed to pay GEM $1.2 million in cash within three business days of the GEM Settlement Agreement and (ii) issued to GEM, on February 5, 2024, an unsecured promissory zero coupon note in the amount of $1.0 million, payable in monthly installments of $100 beginning on March 1, 2024, with the final payment to be made on December 1, 2024 (the “GEM Promissory Note”). The Company paid GEM the $1.2 million in cash in February 2024.

The GEM Promissory Note provides that, in the event the Company fails to make a required monthly payment when due, the Company shall issue to GEM a number of shares of Class A Common Stock equal to the monthly payment amount divided by the VWAP of the Class A Common Stock for the trading day immediately preceding the applicable payment due date. In addition, the Company agreed to register on a registration statement 10,000 shares of Class A Common Stock that may be issuable under the terms of the GEM Promissory Note. The GEM Promissory Note contains customary events of default. If an event of default occurs, GEM may, at its option, demand from the Company immediate payment of any outstanding balance under the GEM Promissory Note. The GEM Promissory Note is recorded in the line Convertible notes on the Company's condensed consolidated balance sheets.

As of December 31, 2024, the Company issued an aggregate of 950 shares of Class A Common Stock to GEM in lieu of monthly payment obligations and during the three months ended March 31, 2025 the Company paid an aggregate of $215 to satisfy the remaining balance of the GEM Promissory Note.

Convertible Notes (Yorkville)

On December 14, 2023, in connection with and pursuant to the terms of its Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (“Yorkville”), (refer to Note 14 – Equity for further details on the SEPA), Yorkville agreed to advance to the Company, in exchange for convertible promissory notes, an aggregate principal amount of up to $3.5 million, $2.0 million of which was funded at the Closing in exchange for the issuance by the Company of a Convertible Promissory Note (the “December Yorkville Convertible Note”). The Company received net proceeds of $1.8 million after a non-cash original issue discount of $200.

On February 5, 2024, the Company and Yorkville entered into a supplemental agreement (the “SEPA Supplemental Agreement”) to increase the amount of convertible promissory notes allowed to be issued under SEPA by $1.0 million (the “Additional Pre-Paid Advance Amount”), for an aggregate principal amount of $4.5 million to be advanced by Yorkville to the Company in the form of convertible promissory notes. On February 5, 2024 in exchange for a promissory note in the principal amount of $1.0 million (the “February Yorkville Promissory Note”), with the same terms as the December Yorkville Convertible Note, the Company received net proceeds of $900 after an original issue discount of $100.

On March 26, 2024, the Company, in exchange for a convertible promissory note with a principal amount of $1.5 million (the "March Yorkville Promissory Note" and, together with the December Yorkville Convertible Note and February Yorkville Promissory Note, the "Yorkville Promissory Notes"), received net proceeds of $1,250 after an original issue discount of $250.

On May 3, 2024, the Company and Yorkville entered into a Debt Repayment Agreement (the “Original Debt Repayment Agreement”) with respect to the Yorkville Promissory Notes. Under the Original Debt Repayment Agreement, Yorkville agreed that, upon completion of a Company registered offering and repayment of an aggregate $2.0 million outstanding under the Yorkville Promissory Notes (the “Original Repayment Amount”), Yorkville would not deliver to the Company any Investor Notice (as defined in the SEPA) and would not exercise its right to convert the remainder of the amount outstanding under the Yorkville Promissory Notes for a period commencing on the date of the closing of the offering and ending on the date that is 90 days thereafter. Under the Original Debt Repayment Agreement, the Company and Yorkville also agreed to extend the maturity date of the Yorkville Promissory Notes to the date that is 120 days after the closing of the offering and to satisfy the $200 payment premium due in connection with an early redemption through the issuance of an Advance Notice (as defined in the SEPA) for shares of the Company’s Class A Common Stock, par value $0.0001 per share. The Original Debt Repayment Agreement was conditioned on the completion of the offering by June 2, 2024.

On May 22, 2024, the Company and Yorkville entered into an Amended and Restated Debt Repayment Agreement (the “Amended Debt Repayment Agreement”) with respect to the Yorkville Promissory Notes, which amends and restates the Original Debt Repayment

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

Agreement. Under the Amended Debt Repayment Agreement, Yorkville has agreed that, upon completion of a registered offering and repayment of an aggregate $750 outstanding under the Yorkville Promissory Notes (the “Amended Repayment Amount”), Yorkville will not deliver to the Company any Investor Notice (as defined in the SEPA) and will not exercise its right to convert the remainder of the amount outstanding under the Yorkville Promissory Notes for a period commencing on the date of the closing of the offering and ending on the date that is 90 days thereafter (the “Stand-still Period”); provided that the Company will seek any consents necessary to allow Yorkville to issue Investor Notices or exercise its right to convert the remainder of the amount outstanding under the Yorkville Promissory Notes after a period of 60 days following the closing of the offering. Under the Amended Debt Repayment Agreement, the Company and Yorkville also agreed to extend the maturity date of the Yorkville Promissory Notes to the date that is 120 days after the closing of the offering and to satisfy the $75 payment premium due in connection with an early redemption through the issuance of an Advance Notice for shares of Class A Common Stock (the “Q2 Prepayment Premium”). The Amended Debt Repayment Agreement was conditioned on the completion of the offering by May 29, 2024, which condition was satisfied upon the closing of the offering on May 28, 2024 (the "May 2024 Offering").

Pursuant to the terms of the Amended Repayment Agreement, the Company made a cash principal payment of $750 on May 31, 2024 (the “Repayment Date”), and issued an Advance Notice for the purchase of 60 shares of Class A Common Stock (the “Premium Advance Shares”) (representing the number of shares the Company reasonably believed would be sufficient to result in net proceeds of $75 as of the Repayment Date) (the “Premium Advance”). The total purchase price for the Premium Advance was $110, of which $75 was applied in satisfaction of the Payment Premium, and the remaining $35 was paid by Yorkville to the Company in cash (the “Cash Surplus”). The Premium Advance Shares were recorded at fair value totaling $116 on the Repayment Date, and the excess of fair value over the Cash Surplus was recorded to the consolidated statement of operations in line Yorkville prepayment premium expense.

On September 20, 2024, the Company entered into a Floor Price Reduction Agreement (the “Floor Price Reduction Agreement”) with Yorkville. The Company and Yorkville, pursuant to the Floor Price Adjustment Agreement, agreed to amend and restate the prior repayment agreements such that the outstanding principal under the Amended Debt Repayment Agreement was reduced to $0.7 million, with no remaining interest, the floor price, as described in the Outstanding Promissory Notes, was adjusted to $400.00 per share, and the maturity date for the Outstanding Promissory Notes is extended by 120 days to January 17, 2025.

The Yorkville Promissory Notes have a maturity date (as modified by the Floor Price Reduction Agreement) of January 17, 2025, and accrue interest at 0% per annum, subject to an increase to 18% per annum upon events of default as defined in the agreement. As of March 31, 2026, no events of default have occurred.

Yorkville has the right to convert any portion of the outstanding principal into shares of Class A common stock at any time subsequent to the Stand-still Period through maturity. The number of shares issuable upon conversion is equal to the amount of principal to be converted (as specified by Yorkville) divided by the Conversion Price (as defined in the Standby Equity Purchase Agreement disclosure in Note 14 – Equity). Yorkville will not have the right to convert any portion of the principal to the extent that after giving effect to such conversion, Yorkville would beneficially own in excess of 9.99% of the total number of shares of Class A Common Stock outstanding after giving effect to such conversion.

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

Upon the occurrence of certain triggering events, as defined in the Yorkville Promissory Notes agreement (each an "Amortization Event"), the Company may be required to make monthly repayments of amounts outstanding under the Yorkville Promissory Notes, with each monthly repayment to be in an amount equal to the sum of (x) $1 million, plus (y) 10% in respect of such amount, and (z) all outstanding accrued and unpaid interest as of each payment date.

During January 2024, the Company’s stock price fell below the then in effect Floor Price (as defined in the Standby Equity Purchase Agreement disclosure in Note 14 – Equity) of $400.00 per share for five trading days during a period of seven consecutive trading days (an Amortization Event under the terms of the December Yorkville Convertible Note agreement), thus triggering amortization payments under the terms of the December Yorkville Convertible Note. On January 24, 2024, Yorkville agreed to waive the Amortization Event trigger, prior to the date upon which any amortization payment would have been required. As discussed in the definitions below, the Floor Price was reset on February 14, 2024, in conjunction with the effective date of the Company’s Registration Statement, at a price of $58.80 per share of Class A Common Stock, thus curing the Amortization Event condition.

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

During the year ended December 31, 2024, $2.0 million of the full outstanding principal under the December Yorkville Convertible Note, respectively, was converted into 1,377 shares of Class A Common stock of the Company. During the year ended December 31, 2024, the full principal amount of $1.0 million under the February Yorkville Promissory Note was converted into 245 Class A Common stock of the Company. During the year ended December 31, 2024, the full outstanding principal amount of $750 under the March Yorkville Promissory Note was converted into 750 shares of Class A Common Stock.

On January 30, 2025 (the “Issuance Date”), in connection with and pursuant to the terms of the SEPA (refer to Note 14 – Equity for further details), Yorkville agreed to advance to the Company, in exchange for a Convertible Promissory Note (the “January 2025 Yorkville Note”), a total principal amount of $3.5 million. The Company received net proceeds of $3,140 after an original issue discount of $350, and $10 in debt issuance costs paid to Yorkville.

The January 2025 Yorkville Note had a maturity date of July 31, 2025, but may be extended at the option of the Company. Beginning on the 30th day from the Issuance Date, and continuing on the same day of each successive calendar month thereafter, (each, an “Installment Date”), the Company shall repay a portion of the outstanding balance of the January 2025 Yorkville Note in an amount equal to the sum of (i) $1.0 million of principal (or the outstanding Principal if less than such amount), plus (ii) a payment premium (in an amount equal to 4% of the Principal amount being paid (the “Payment Premium”), and (iii) accrued and unpaid interest as of each Installment Date (collectively, the “Installment Amount”). The Company maintains the right to pay each Installment Amount in cash or via an Advance Notice pursuant to the SEPA or any combination thereof. The January 2025 Yorkville Note bears an interest rate of 0% for the first 90 days following the Issuance Date, and 6% thereafter (the “Interest Rate”). The Interest Rate shall increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined by the January 2025 Yorkville Note). The January 2025 Yorkville Note is convertible into shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), at a conversion price of $400.00 per share (the “Conversion Price”). The Investor may elect to convert part or all of the outstanding balance of the Note at any time or from time to time after the Issuance Date. The Company may prepay the outstanding amount at any time, in whole or in part, subject to a 4% premium, provided that (i) the Company provides the Investor with at least 10 trading days’ prior written notice (each, a “Redemption Notice”) of its desire to prepay the outstanding amount (an “Optional Redemption”), and (ii) on the date the Redemption Notice is issued, the VWAP of the Class A Common Stock is less than the Conversion Price. Pursuant to the January 2025 Yorkville Note, the Company made payments totaling approximately $3,640, of which approximately $3,500 was applied against outstanding principal, and approximately $140 was paid to Yorkville as Payment Premiums and expensed as incurred. As of June 30, 2025, the January 2025 Yorkville Note was fully repaid.

On September 16, 2025, the Company entered into a Convertible Promissory Note (the “September 2025 Yorkville Note”) with Yorkville in principal amount of $2.0 million (the “Original Principal Amount”) to the Company, to be used as an advance under the SEPA. The Company received $890 from the Investor on that same date (“Advance #1), which reflects 50% of the Original Principal Amount, less 10% discount, and certain fees owed at such time. Upon the effectiveness of the registration statement on Form S-1, originally filed with the SEC on September 12, 2025 (File No. 333-290241) and the delivery of a closing statement, the Company received the remaining 50% of the Original Principal Amount, or $1.0 million, less 10% discount of the Original Principal Amount, netted from the purchase price due and structured as a purchase discount (“Advance #2”).

The September 2025 Yorkville Note was issued on September 16, 2025 and the maturity date of the September 2025 Yorkville Note is March 16, 2026, but may be extended at the option of the Company. Beginning on the 30th day from the date of issuance, and continuing on the same day of each successive calendar month thereafter, (each, an “Installment Date”), the Company shall repay a portion of the outstanding balance of the Note in an amount equal to the sum of (i) $500 of principal (or the outstanding Principal if less than such amount), plus (ii) a payment premium in an amount equal to 4% of the Principal amount being paid (the “Payment Premium”), and (iii) accrued and unpaid interest hereunder as of each Installment Date (collectively, the “Installment Amount”). The Company maintains the right to pay each Installment Amount in cash or via an Advance Notice pursuant to the SEPA or any combination thereof. The September 2025 Yorkville Note bears an interest annual rate of 6%, which shall increase to 18% upon the occurrence of an Event of Default, as defined in the September 2025 Yorkville Note. The September 2025 Yorkville Note is convertible into shares of the Company’s Class A common stock, par value $0.0001 per share, at a conversion price of $50.00 per share (the “Conversion Price”). The Investor may elect to convert part or all of the outstanding balance of the September 2025 Yorkville Note at any time or from time to time after the date of issuance. The Company maintains the right to redeem all or any part of the September 2025 Yorkville Note, at any time, provided that (i) the Company provides the Investor with at least 10 trading days’ prior written notice (each, a “Redemption Notice”) of its desire to prepay the outstanding amount (an “Optional Redemption”), and (ii) on the date the Redemption Notice is issued, the VWAP of the Class A Common Stock is less than the Conversion Price.

On October 6, 2025, the Company issued an Advance Notice to Yorkville pursuant to the SEPA in which the Company requested the purchase of 5,750 shares of the Company's Class A Common Stock at a purchase price of $61.60 for a total purchase price of $354 to

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

be applied against the outstanding Yorkville Convertible Notes. Upon settlement on October 8, 2025, the Company issued 5,750 shares of Class A Common Stock to Yorkville.

On October 13, 2025, the Company issued an Advance Notice to Yorkville pursuant to the SEPA in which the Company requested the purchase of 3,250 shares of the Company's Class A Common Stock at a purchase price of $59.00 for a total purchase price of $191 to be applied against the outstanding Yorkville Convertible Notes. Upon settlement on October 15, 2025, the Company issued 3,250 shares of Class A Common Stock to Yorkville.

Term and Convertible notes - related party (CP BF)

During 2021, the Company entered into a loan agreement with CP BF Lending, LLC (“CP BF”) comprised of a Term Note and a Convertible Note. The Term Note bears cash interest at a rate of 14% per annum paid monthly and accrued interest payable-in-kind (“PIK”) cumulatively at 1.5% per annum. The outstanding principal balance of the Term Note together with accrued and unpaid interest thereon, unpaid fees and expenses and any other Obligations then due, shall be paid on February 19, 2025 (“Loan Maturity Date”). The Convertible Note accrues PIK interest cumulatively at a rate of 15.5% per annum, and is convertible into Class A Common Stock upon Qualified Financing (as defined in the agreement), upon a Change of Control (as defined in the agreement), upon Prepayment, or at Maturity at a conversion price, which was $50.00 per unit at March 31, 2026. If not sooner converted or prepaid, the Convertible Note principal together with accrued and unpaid interest thereon, unpaid fees and expenses and any other Obligations then due, shall be paid on the Loan Maturity Date.

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

On October 10, 2022 the Loan Agreement was amended, where CP BF waived payment by the Company of four months of cash interest with respect to the Term Note in replacement for a Convertible Note (“First Amendment Convertible Note”) in the principal amount of $321, which is not considered an Additional Loan as defined above. The First Amendment Convertible Note has the same features as the Convertible Note described above.

The effective interest rate for the Term Note was 16% and interest expense totaled $851 for the year ended December 31, 2024, comprised of $773 of contractual interest and $79 of amortization of the discount. The effective interest rate for the CP BF Convertible Note and First Amendment Convertible Note was 16% for the year ended December 31, 2024. For the year ended December 31, 2024, interest expense on the Convertible Notes totaled $350 comprised of $326 of contractual interest and $25 for the amortization of the discount.

Convertible notes - related party (CP BF restructuring)

On September 5, 2024, the Company entered into a side letter to the loan agreement with CP BF whereby the Company agreed to consolidate the Term Note, CP BF Convertible Note and First Amendment Convertible Note (combined the "Old CP BF Notes") into a single convertible note (the "2024 CP BF Convertible Note"). In accordance with FASB ASC 470, Debt, the Company treated the Old CP BF Notes as extinguished and recognized a loss on debt extinguishment of $6.5 million, determined by the sum of the fair value of the 2024 CP BF Convertible Note, plus the fair value of the additional equity consideration given as part of the side letter and share purchase agreement, as discussed below, in excess of the carrying value of the Old CP BF Notes. After consideration of the below transactions CP BF was determined to be a related party as they owned approximately 16% of the outstanding Class A Common Stock.

In conjunction with the side letter, the Company agreed to issue to CP BF, 350 shares of the Company's Class A Common Stock. On September 23, 2024 the transaction was finalized and the Company issued the 2024 CP BF Convertible Note with a principal amount of $10.8 million. The outstanding principal balance of the 2024 CP BF Convertible Note together with accrued interest thereon, unpaid fees and expenses and any other Obligations then due, shall be paid on February 19, 2027 (“2024 Loan Maturity Date”). The 2024 CP BF Convertible Note accrues interest at a rate of 15.5% which interest shall be paid in kind monthly and is convertible at the holder's option at any time on or following the effectiveness of the first resale registration statement covering the applicable conversion shares at a fixed conversion price per share of $778.00. Upon the occurrence, and during the continuance, of an Event of Default (as defined in the agreement), interest on the 2024 CP BF Convertible Note will bear PIK interest at a per annum rate of 20% (“2024 Default Rate.”)

The Company may voluntarily prepay the principal of the 2024 CP BF Convertible Note, in accordance with their terms, in whole or in part at any time. On the date of any such prepayment, the Company will owe to Lender: (i) all accrued interest with respect to the

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

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

In October 2024, CP BF exercised its optional conversion option in which it received 278 Class A Common Stock at the fixed conversion price per share of $778.00 in satisfaction of $216 of the Company's obligations under the 2024 CP BF Convertible Note.

On September 23, 2024, the Company entered into a Securities Purchase Agreement (the “CP BF SPA”), a Registration Rights Agreement (the “CP BF RRA”), a Lock-Up Agreement (the “CP BF Lock Up”) and issued CP BF a Common Stock Purchase Warrant (the “CP BF Warrant”) and a Pre-Funded Warrant (the “CP BF Pre-Funded Warrant,” together with the CP BF SPA, CP BF RRA, CP BF Lock Up and CP BF Warrant, the “CP BF Transaction Documents”). Pursuant to the CP BF SPA, CP BF agreed to convert $2.0 million in debt into 1,305 shares of Class A Common Stock, CP BF Warrants to purchase up to 2,843 shares of Class A Common Stock and CP BF Pre-Funded Warrants to purchase up to 1,524 shares of Class A Common Stock (all such securities and shares collectively referred to as the “CP BF Registrable Securities”). The CP BF Warrant can be exercised at an initial exercise price of $778.00 per share, subject to adjustment for a term of five years. The CP BF Pre-Funded Warrant will be exercisable at any time after the date of issuance at an exercise price of $0.0001. Neither warrant may be exercised if the holder, together with its affiliates, would beneficially own more than 19.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. Both warrants may be exercised via cash or cashless exercise. Pursuant to the CP BF RRA, the Company agreed to file a registration statement to register the CP BF Registrable Securities and for the registration statement to become effective on or before December 9, 2024. Under the CP BF Lock-Up, the Company’s CEO, Joseph Davy, agreed not to sell an aggregate of 11,556 shares of Class B Common Stock that he owns until such time as CP BF no longer owns any of the CP BF Registrable Securities.

On September 24, 2024, the Company entered into a securities purchase agreement with an institutional investor for the issuance and sale in a private placement with gross proceeds to the Company of approximately $4.6 million. One of the contingent redemption features in the 2024 CP BF Convertible Note relates to the Company prepaying, either partially or in whole, the obligations upon the sale of the Company's capital stock equal to 20% of the cash proceeds in excess of $3.0 million. For the year ended December 31, 2025, the Company paid a total of $2,840 which satisfied outstanding principal under the 2024 CP BF Convertible Note.

The effective interest rate for the 2024 CP BF Convertible Note was approximately 15.4% as of March 31, 2026. For the three months ended March 31, 2026 and 2025, interest expense on the 2024 CP BF Convertible Note totaled $194 and $335, respectively.

The following table presents the 2024 CP BF Convertible Note as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
Face value of the CP BF convertible notes	$8,759	$8,759
Debt premium, net	—	—
Carrying value of the CP BF convertible notes	8,759	8,759
Accrued interest	1,752	1,558
Prepayments made	(5,012)	(5,012)
Conversions	(382)	(382)
Total CP BF convertible notes and accrued interest	$5,117	$4,923

CP BF Letter Agreement

On October 14, 2025, the Company and CP BF executed a letter agreement dated October 10, 2025, pursuant to which they amended certain terms of the Loan Agreement and Note (as amended on October 15, 2025, the “CP BF Letter Agreement”). The CP BF Letter Agreement amended the Conversion Price, as defined, to ninety-five percent (95%) of the price of the Class A Common Stock on the trading day immediately preceding delivery of any Conversion Notice, subject to a floor price of $50.00. The CP BF Letter Agreement

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

included an amendment that CP BF shall take commercially reasonable actions to partially convert the balance outstanding under the Note as of the CP BF Letter Agreement date (the "Balance") into shares of the Company's Class A Common Stock at the new conversion price. The CP BF Letter Agreement limits the amount of shares that CP BF can sell or convert to five percent (5%) of the aggregate daily trading volume however the Company has the right waive or increase such limitation at its discretion. The CP BF Letter Agreement also stipulates that between the time that the Company pays down at least $2.0 million against the Balance until the earlier of (a) 60 days following the date of the CP BF Letter Agreement and (b) receipt of $10.0 million in gross proceeds from the sale of Company securities, the Company will no longer be required to prepay a certain percentage of other proceeds received from securities offerings to CP BF, as stipulated in the Loan Agreement.

Pursuant to the CP BF Letter Agreement, the parties agreed to use an agreed-upon portion of other debt to partially prepay the balance outstanding under the Note as of the CP BF Letter Agreement date (the "Balance"). The Company also agreed to reserve that number of shares of Class A Common Stock equal to 120% of the number of shares of Class A Common Stock issuable upon full conversion of the Balance at the new conversion price and to register 100% of all such shares with the SEC within 60 days of the CP BF Letter Agreement. As per the CP BF Letter Agreement, subject to the receipt by CP BF of $2.0 million and the filing of the registration statement, CP BF also agreed to waive certain events of default that may have occurred or be occurring as of the date of the CP BF Letter Agreement; CP BF also agreed that until December 31, 2025, it shall not exercise any right or remedy associated with any failure on the part of the Company to comply with certain financial covenants set forth in the Loan Agreement, as they relate to the period ending September 30, 2025.

The Company's failure to comply with the Letter Agreement shall constitute an Event of Default under the Loan Agreement.

2025 CP BF Conversions

Between October 17, 2025 and December 31, 2025, CP BF exercised its optional conversion option multiple times and received an aggregate of 3,135 shares of Class A Common Stock at conversion prices per share ranging from $54.20 to $55.00 in satisfaction of $165 of the Company's obligations under the 2024 CP BF Convertible Note.

Notes payable, carried at fair value

Agile Term Notes

On July 22, 2024, the Company entered into a subordinated business loan and security agreement (the "July Subordinated Business Loan and Security Agreement") with Agile Lending, LLC ("Agile") and Agile Capital Funding, LLC as the collateral agent ("Agile Funding") and issued a subordinated secured promissory note (the “July Agile Note”) for an aggregate principal amount of $788 and received net proceeds of $750, after administrative agent fees of $38 paid to Agile Funding, with a maturity date of February 5, 2025. The July Agile Note bears interest at a rate of 42%.

On September 13, 2024, the Company entered into a subordinated business loan and security agreement (the "September Subordinated Business Loan and Security Agreement") with Agile and Agile Funding and issued a subordinated secured promissory note (the “September Agile Note”) for an aggregate principal amount of $263 and received net proceeds of $250, after administrative agent fees of $13 paid to Agile Funding, with a maturity date of March 3, 2025. The September Agile Note bears interest at a rate of 48%.

On December 12, 2024, the Company issued a subordinated secured promissory note (the “December Agile Note”) for an aggregate principal amount of $2,400 and received net proceeds of $1,782, after administrative agent fees of $120 paid to Agile Funding, and net of payments to Agile of $320 and $178 in respect to early prepayment of the remaining outstanding balances of the July Agile Note and September Agile Note. The December Agile Note has a maturity date of July 10, 2025 and bears interest at a rate of 44%.

Upon the modification on December 12, 2024, the Company evaluated the debt modification guidance, determining that the modification is an extinguishment of the existing July Agile Note and September Agile Note due to the terms of the December Agile Note being substantially different from the terms of the July and September Agile Notes. As a result, the Company recorded a loss on debt extinguishment of $1,072.

On March 31, 2025, the Company issued a subordinated secured promissory note (the “March Agile Note”) for an aggregate principal amount of $4,000 and received net proceeds of $2,044, after administrative agent fees of $200 paid to Agile Funding, and net of payments to Agile of $1,756 in respect to early prepayment of the remaining outstanding balances of the December Agile Note. The March Agile Note has a maturity date of November 12, 2025 and bears interest at a rate of 44%.

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

Upon the modification on March 31, 2025, the Company evaluated the debt modification guidance, determining that the modification is an extinguishment of the existing December Agile Note due to the terms of the March Agile Note being substantially different from the terms of the December Agile Notes. As a result, the Company recorded a loss on debt extinguishment of $1,770.

On June 12, 2025, the Company issued a subordinated secured promissory note (the “June Agile Note”) for an aggregate principal amount of $263 and received net proceeds of $250, after administrative agent fees $13 paid to Agile Funding. The June Agile note has a maturity date of December 15, 2025 and bears interest at a rate of 48%.

On March 30, 2026, the Company issued a subordinated secured promissory note (the “March 2026 Agile Note”) for an aggregate principal amount of $90 and received net proceeds of $85, after administrative agent fees $5 paid to Agile Funding. The March 2026 Agile note has a maturity date of October 27, 2026 and bears interest at a rate of 44%.

The July Agile Note, the September Agile Note, the December Agile Note, the March Agile Note, June Agile Note, and the March 2026 Agile Note are together referred to as the “Agile Notes.” Interest on the Agile Notes is calculated on a 360 day year based on the actual number of days lapsed, and accrues commencing on and including the effective date pursuant to the respective agreement's weekly repayment and amortization schedule.

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

As of December 11, 2025, the remaining principal and accrued and unpaid interest under the March Agile Note was approximately $1,495. On December 15, 2025, the Company entered into a forbearance agreement with Agile and Agile Funding, pursuant to which Agile agreed to forbear from exercising its rights and remedies under the March Agile Note and related loan documents in connection with existing defaults. In consideration for such forbearance, the outstanding balance of the March Agile Note was increased to $2,123.

Upon the modification on December 15, 2025, the Company evaluated the debt modification guidance, determining that the modification is an extinguishment of the March Agile Note due to the terms of the March Agile Note after the modification being substantially different from before the modification as a result of the forbearance agreement. As a result, the Company recorded a loss on debt extinguishment of $633.

On December 15, 2025, the Company entered into an exchange agreement with Agile ("Agile Exchange Agreement") pursuant to which the Company issued 11,640 shares of its Class A common stock in exchange for a reduction of $284 in the outstanding balance of the March Agile Note. Following this exchange, the outstanding balance of the March Agile Note was reduced to approximately $1,839.

Between January 27, 2026 and March 27, 2026, the Company entered into multiple exchange agreements with Agile on substantially similar terms as the Agile Exchange Agreement pursuant to which the Company issued an aggregate of 29,306 shares of its Class A common stock at conversion prices per share ranging from $21.40 to $23.04 in exchange for a reduction of $660 in the outstanding balance of the March Agile Note. Following these exchanges, the outstanding balance of the March Agile Note was reduced to approximately $1,179.

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

Interest expense on the Agile Notes totaled $0 and $450 for the three months ended March 31, 2026 and 2025, respectively.

The following presents the Agile Notes for the three months ended March 31, 2026:

Agile Term Notes
Balance at December 31, 2025	$1,728
Issuance of Agile term notes	90
Loss on issuance	30
Conversions	(660)
Change in fair value	111
Balance at March 31, 2026	$1,299

Outstanding principal balance as of March 31, 2026	$1,269
Accrued interest as of March 31, 2026	$—

1800 Diagonal Convertible Notes

On August 16, 2024, the Company entered into a securities purchase agreement and promissory note agreement (the "August Securities Purchase Agreement") with 1800 Diagonal Lending LLC (“Lender”) and issued a promissory note (the “August 1800 Diagonal Note”) for an aggregate principal amount of $184 and received net proceeds of $152, after an original issue discount of $24 and issuance costs of $8 for due diligence and legal fees. The August 1800 Diagonal Note has a maturity date of June 15, 2025 and bears interest at 12% per annum. The August Securities Purchase Agreement stipulates that the Company and Lender may mutually agree to enter into additional tranches of promissory notes over the 12 month period commencing on August 16, 2024, up to an aggregate total of $750.

On September 24, 2024, the Company issued a second promissory note (the “September 1800 Diagonal Note”) for an aggregate principal amount of $124,200 and received net proceeds of $100, after an original discount of $16 and issuance costs of $8 for due diligence and legal fees. The September 1800 Diagonal Note has a maturity date of July 30, 2025 and bears interest at 12% per annum.

On July 23, 2025, the Company exercised its conversion option under the September 1800 Diagonal Note. On the conversion date, the September 1800 Diagonal Note had a fair value of $17 and converted into 352 shares of the Company's Class A Common Stock in satisfaction of $17 of the Company's obligations under the September 1800 Diagonal Note.

On December 10, 2024, the Company issued a third promissory note (the “December 1800 Diagonal Note”) for an aggregate principal amount of $124 and received net proceeds of $100, after an original discount of $16 and issuance costs of $8 for due diligence and legal fees. The December 1800 Diagonal Note has a maturity date of October 15, 2025 and bears interest at 12% per annum.

On July 22, 2025, the Company exercised its conversion option under the December 1800 Diagonal Note. On the conversion date, the December 1800 Diagonal Note had a fair value of $58 and converted into 999 shares of the Company's Class A Common Stock in satisfaction of $52 of the Company's obligations under the December 1800 Diagonal Note.

On February 7, 2025, the Company issued a fourth promissory note (the “February 1800 Diagonal Note”) for an aggregate principal amount of $124 and received net proceeds of $100, after an original discount of $16 and issuance costs of $8 for due diligence and legal fees. The February 1800 Diagonal Note has a maturity date of December 15, 2025 and bears interest at 12% per annum. On August 11, 2025, the Company exercised its conversion option under the February 1800 Diagonal Note. On the conversion date, the February 1800 Diagonal Note had a fair value of $81 and converted into 1,639 shares of the Company's Class A Common Stock in satisfaction of $70 of the Company's obligations under the February 1800 Diagonal Note.

On April 17, 2025, the Company issued a fifth promissory note (the “April 1800 Diagonal Note”) for an aggregate principal amount of $230 and received net proceeds of $192, after an original discount of $30 and issuance costs of $8 for due diligence and legal fees. The April 1800 Diagonal Note has a maturity date of February 15, 2026 and bears interest at 12% per annum.

Between October 21, 2025 and October 27, 2025, the Lender exercised its conversion option multiple times under the April 1800 Diagonal Note and received an aggregate of 7,015 shares of Class A Common Stock at conversion prices per share ranging from $33.80 to $41.20 in full satisfaction of the Company's remaining obligations under the April 1800 Diagonal Note totaling $265.

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

On May 9, 2025, the Company issued a sixth promissory note (the “May 1800 Diagonal Note”) for an aggregate principal amount of $163 and received net proceeds of $135, after an original discount of $21 and issuance costs of $7 for due diligence and legal fees. The May 1800 Diagonal Note has a maturity date of February 15, 2026 and bears interest at 12% per annum.

On July 23, 2025, the Company issued a seventh promissory note (the “July 1800 Diagonal Note”) for an aggregate principal amount of $296 and received net proceeds of $250, after an original discount of $39 and issuance costs of $7 for due diligence and legal fees. The July 1800 Diagonal Note has a maturity date of May 30, 2026 and bears interest at 12% per annum.

Between January 26, 2026 and January 27, 2026, the Lender exercised its conversion option multiple times under the July 1800 Diagonal Note and received an aggregate of 20,047 shares of Class A Common Stock at conversion prices per share ranging from $16.50 to $18.00 in full satisfaction of the Company's remaining obligations under the July 1800 Diagonal Note totaling $331.

On September 12, 2025, the Company issued an eighth promissory note (the “September 2025 1800 Diagonal Note”) for an aggregate principal amount of $152 and received net proceeds of $125, after an original discount of $20 and issuance costs of $7 for due diligence and legal fees. The September 2025 1800 Diagonal Note has a maturity date of June 15, 2026 and bears interest at 14% per annum.

On March 19, 2026, the Lender exercised its conversion option under the July 1800 Diagonal Note and received 3,766 shares of Class A Common Stock at a conversion price per share of $14.745 in full satisfaction of the Company's remaining obligations under the July 1800 Diagonal Note totaling $54.

On November 4, 2025, the Company issued a ninth promissory note (the “November 1800 Diagonal Note”) for an aggregate principal amount of $238 and received net proceeds of $200, after an original discount of $31 and issuance costs of $7 for due diligence and legal fees. The November 1800 Diagonal Note has a maturity date of July 30, 2026 and bears interest at 14% per annum.

On December 3, 2025, the Company issued a tenth promissory note (the “December 2025 1800 Diagonal Note”) for an aggregate principal amount of $94 and received net proceeds of $75, after an original discount of $12 and issuance costs of $7 for due diligence and legal fees. The December 2025 1800 Diagonal Note has a maturity date of August 30, 2026 and bears interest at 14% per annum.

On January 12, 2026, the Company issued an eleventh promissory note (the “1800 Diagonal Note #11”) for an aggregate principal amount of $296 and received net proceeds of $250, after an original discount of $39 and issuance costs of $7 for due diligence and legal fees. The 1800 Diagonal Note #11 has a maturity date of October 15, 2026 and bears interest at 14% per annum.

On March 17, 2026, the Company issued a twelfth promissory note (the “1800 Diagonal Note #12”) for an aggregate principal amount of $181 and received net proceeds of $150, after an original discount of $24 and issuance costs of $7 for due diligence and legal fees. The 1800 Diagonal Note #12 has a maturity date of December 15, 2026 and bears interest at 14% per annum.

The August, September, December, February, April, May, July, September 2025, November, December 2025, Note #11 and Note #12 described above are together referred to as the “1800 Diagonal Notes.” Interest on the 1800 Diagonal Notes accrues commencing on and including the issuance date pursuant to the respective agreement's repayment and amortization schedule.

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

Interest expense on the 1800 Diagonal Notes totaled approximately $115 and $37 for the three months ended March 31, 2026 and 2025, respectively.

The following table presents the 1800 Diagonal Notes three months ended March 31, 2026:

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

1800 Diagonal
Balance at December 31, 2025	$747
Issuance of convertible notes	414
Loss on debt issuance	19
Repayments in cash	(54)
Change in fair value	95
Conversions	(385)
Balance at March 31, 2026	$836

Outstanding principal balance as of March 31, 2026	$703
Accrued interest as of March 31, 2026	$72

3i, LP Private Placement Offering

On June 27, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor, 3i, LP (the “Buyer”) for the issuance and sale in a private placement (the “Private Placement Offering”) of senior secured convertible notes of the Company, in the aggregate original principal amount of $11.0 million (the “Private Placement Convertible Notes”) which are convertible into shares of the Company's Class A Common Stock (the shares of Common Stock issuable pursuant to the terms of the Notes, including, without limitation, upon conversion or otherwise, collectively, the “Conversion Shares”), in accordance with the terms of the Notes.

In connection with the Offering, the Company has also entered into a letter agreement dated April 30, 2025 (the “Letter Agreement”) with Rodman & Renshaw LLC as the exclusive financial advisor (the “Financial Advisor”) pursuant to which the Company has agreed to issue financial advisor warrants to purchase up to an aggregate of 21,212 shares of Common Stock (the “Financial Advisor Warrants," together with the Buyer Warrants, the “Private Placement Warrants”). Refer to Note 14 – Equity, for further description of the Warrants issued in the Private Placement Offering.

On June 30, 2025, the parties conducted the initial closing pursuant to the terms of the Purchase Agreement and the Company issued an initial Note (the "June 3i Note") and an initial warrant ("June Warrant") to acquire shares of the Company's Class A Common Stock. The parties conducted subsequent closings on August 19, 2025, October 8, 2025, and February 13, 2026 and the Company issued additional notes and warrants (the "August 3i Note" and the "August Warrant," the "October 3i Note" and the "October Warrant," and the "February 3i Note" and "February Warrant," respectively). The following table presents the maturity date, the original principal amount, the net proceeds received by the Company after original issue discount and issuance fees and costs, the initial conversion price per share, and the initial conversion floor price per share at the date of closing for each Note, and the number of warrants and the initial exercise price per share for each Buyer Warrant associated with the Private Placement Offering:

	Private Placement Notes						Private Placement Warrants
Closing Date	Note Issued by the Company	Maturity Date of the Note	Original Principal Amount of the Note	Net Proceeds Received by the Company	Initial Conversion Price per Share	Initial Conversion Floor Price per Share	Warrants Issued by the Company	Number of Buyer Warrants Issued by the Company	Initial Buyer Warrant Exercise Price per Share
June 30, 2025	June 3i Note	June 30, 2026	$2,200	$1,725	$50.00	$2.20	June Warrant	3,357	$50.00
August 19, 2025	August 3i Note	September 19, 2026	2,200	$1,762	$50.00	$22.00	August Warrant	6,306	$50.00
October 8, 2025	October 3i Note	October 8, 2026	2,500	$2,011	$50.00	$12.40	October Warrant	20,000	$50.00
February 13, 2026	February 3i Note	February 13, 2027	2,333	$1,879	$22.20	$5.080	February Warrant	21,021	$22.20
Total			$9,233	$7,377				50,684

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

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

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

In September 2025, as per the terms of the Notes and Warrants, the conversion price and exercise price was adjusted to $2.50. On October 10, 2025, the Company and 3i, LP entered into a consent and waiver agreement (the "Waiver") on certain terms of the Purchase Agreement (as defined in Note 11 – Debt in the notes to the condensed consolidated financial statements) to waive the downward adjustment prohibition in the Purchase Agreement and to provide 3i with certain Variable Rate Securities, as defined in the Purchase Agreement, solely to the extent it would otherwise be violated by the conversion price of CP BF Letter Agreement, as defined below. As such, the parties waived that the conversion price amendment of the CP BF Letter Agreement, as defined below, shall not trigger or constitute an event of default under the Purchase Agreement.

In addition, if an Event of Default (as defined in the Notes) has occurred, the Buyer may elect convert (each, an “Alternate Conversion," and the date of such Alternate Conversion, each, an “Alternate Conversion Date”) all, or any part of, the Conversion Amount (such portion of the Conversion Amount subject to such Alternate Conversion, the “Alternate Conversion Amount”) into shares of Common Stock at a conversion rate equal to the quotient of (x) the product of (A) the Redemption Premium and (B) the Alternate Conversion Amount, divided by (y) the Alternate Conversion Price (the “Alternate Conversion Rate”). Upon the occurrence of an Event of Default, the Company is required to deliver written notice to the Buyer within one (1) business day (an “Event of Default Notice”). At any time after the earlier of (a) the Buyer’s receipt of an Event of Default Notice, and (b) the Buyer becoming aware of an Event of Default, the Buyer may require the Company to redeem all or any portion of the Notes at a 15% premium. Beginning the earlier to occur of (x) the Effective Date (as defined in the Registration Rights Agreement) of the initial Registration Statement filed pursuant to the Registration Rights Agreement and (y) August 1, 2025, and thereafter, the first Trading Day of the calendar month immediately following (each an “Installment Date”) until the Maturity Date, the Company shall repay the Buyer approximately $183 towards the principal balance of the Notes and any accrued and unpaid interest in cash or, provided certain conditions are satisfied, shares of Common Stock, at the Company’s option (collectively, the “Installment Amount”). In connection with a “Change of Control," the Buyer shall have the right to require the Company to redeem part or all of the Notes outstanding in cash, at the highest calculation of the Change of Control Redemption Price, each of which is outlined in their entirety within the Notes.

The Private Placement Convertible Notes include optional conversion rights to the holder upon an event of default, contingent redemption (put) rights which trigger mandatory prepayment upon event of default, and defaulted contingent interest upon an event of default.

Due to these embedded features within the Private Placement Convertible Notes, the Company elected to account for the Private Placement Convertible Notes at fair value at their respective dates of issuance and in subsequent reporting periods, pursuant to ASC 825. The Company will record changes in the fair value of the notes that relate to changes in credit risk to other comprehensive income. The remaining changes in fair value, including the component related to accrued interest, will be recorded through the other (income) expense section of the Company’s unaudited condensed consolidated statements of operations and comprehensive loss statement in a single line item.

3i, LP Conversions

Between August 12, 2025 and October 22, 2025, the Buyer exercised its contractual conversion options multiple times under the June 3i Note and received an aggregate of 30,823 shares of Class A Common Stock at conversion prices per share ranging from $38.20 to $51.60 in full satisfaction of the Company's remaining obligations under the June 3i Note totaling $1,420.

Between September 10, 2025 and October 14, 2025, the Buyer exercised its contractual conversion option multiple times under the August 3i Note and received an aggregate of 30,883 shares of Class A Common Stock at conversion prices per share ranging from $38.20 to $48.40 in satisfaction of $1,412 of the Company's obligations under the August 3i Note.

Between October 16, 2025 and December 11, 2025, the Buyer exercised its contractual conversion option multiple times under the October 3i Note and received an aggregate of 66,584 shares of Class A Common Stock at conversion prices per share ranging from $20.60 to $50.00 in satisfaction of $1,677 of the Company's obligations under the October 3i Note.

Between January 7, 2026 and February 10, 2026, the Buyer exercised its contractual conversion option multiple times under the August

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

3i Note and received an aggregate of 36,667 shares of Class A Common Stock at a conversion price per share of $22.20 in satisfaction of $807 of the Company's obligations under the August 3i Note.

Between January 8, 2026 and February 19, 2026, the Buyer exercised its contractual conversion option multiple times under the October 3i Note and received an aggregate of 60,764 shares of Class A Common Stock at conversion prices per share ranging from $17.20 to $20.40 in satisfaction of $1,073 of the Company's obligations under the October 3i Note.

Between March 2, 2026 and March 25, 2026, the Buyer exercised its contractual conversion option multiple times under the February 3i Note and received an aggregate of 46,371 shares of Class A Common Stock at conversion prices per share ranging from $16.60 to $19.60 in satisfaction of $856 of the Company's obligations under the October 3i Note.

Interest expense on the Private Placement Convertible Notes totaled approximately $182 for the three months ended March 31, 2026.

The following table presents the Private Placement Convertible Notes as of March 31, 2026:

3i, LP Notes
Balance as of December 31, 2025	$1,856
Issuance of Private Placement Convertible Notes	2,121
Loss on debt issuance	1,039
Change in fair value	(391)
Conversions	(2,735)
Balance as of March 31, 2026	$1,890

Outstanding principal balance as of March 31, 2026	$1,556
Accrued interest as of March 31, 2026	$155

Boot Capital

On December 3, 2025, the Company issued a promissory note (the “Boot Capital Note”) for an aggregate principal amount of $115 and received $100 of proceeds, net of an original discount of $15, with a maturity date of August 30, 2026. The stated interest rate on the Boot Capital Note is 14% per annum, and interest shall accrue on the Boot Capital Note commencing on and including the issuance date pursuant to the agreement’s repayment and amortization schedule.

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

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

Boot Capital Convertible Note

The following table presents the Boot Capital Convertible Note as of March 31, 2026:

Boot Capital
Balance at December 31, 2025	$116
Change in fair value	7
Balance at March 31, 2026	$123

Outstanding principal balance as of March 31, 2026	$100
Accrued interest as of March 31, 2026	$14

12. Warrant Liabilities

Public Warrants

The Company assumed Public Warrants in the Merger, exercisable into 1,150 shares of Common Stock of the Company, and which remained outstanding as of March 31, 2026. The Public Warrants have an exercise price of $115,000.00 per share, subject to adjustments, and will expire five years from the Merger Closing Date (in December 2028). The exercise price and number of shares of Class A Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation.

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

Redemption of Public Warrants When the price per Share of Class A Common Stock Equals or Exceeds $180,000.00

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

▪
in whole and not in part;
▪
at a price of $100.00 per Warrant;
▪
upon a minimum of 30 days' prior written notice of redemption (the "30-day redemption period"); and
▪
if, and only if, the closing price per share of Class A Common Stock equals or exceeds $180,000.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant as described under the heading “—Warrants—Public Stockholder Warrants—Anti-dilution Adjustments” in the Resale Registration Statement) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the Public Warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants, each warrant holder will be entitled to exercise his, her or its Public Warrant prior to the scheduled redemption date. However, the price per share of Class A Common Stock may fall below the $180,000.00 redemption trigger price (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant as described under the heading “—Warrants—Public Stockholder Warrants—Anti-dilution Adjustments” in the Resale Registration Statement) as well as the $115,000.00 per share (for whole shares) Public Warrant exercise price after the redemption notice is issued.

No fractional shares of Class A Common Stock will be issued upon exercise. If, upon exercise, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of shares of Class A Common Stock to be issued to the holder.

GEM Financing Arrangement

In association with the GEM Letter, see Note 11 – Debt for further details, at Closing, the GEM Warrant automatically became an obligation of the Company, and on December 15, 2023, the Company issued the GEM Warrant granting GEM the right to purchase 83 shares at an exercise price of $65,120.00 per share. GEM may exercise the GEM Warrant at any time and from time to time until December 14, 2026. The terms of the GEM Warrant provide that the exercise price of the GEM Warrant, and the number of shares of Class A Common Stock for which the GEM Warrant may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of New Banzai Common Stock resulting from stock splits, reverse stock splits, consolidations, combinations and reclassifications. Additionally, the GEM Warrant contains weighted average anti-dilution provisions that provide that if the Company issues shares of Common Stock, or securities convertible into or exercisable or exchange for, shares of Common Stock at a price per share that is less than 90% of the exercise price then in effect or without consideration, then the exercise price of the GEM Warrant upon each such issuance will be adjusted to the price equal to 105% of the consideration per share paid for such Common Stock or other securities. In the event of a Change of Control, if the Surviving Corporation does not have registered class of equity securities and common shares listed on a U.S. national securities exchange, then the Holder is entitled to receive one percent of the total consideration received by the Company’s stockholders and the GEM Warrants will expire upon payment. Upon the closing of the OpenReel Merger, the exercise price of the GEM Warrants were adjusted to the price equal to 105% of the consideration per share paid which resulted in a strike price of $366.00.

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

Private Placement Offering Warrants

In association with the Private Placement Convertible Notes, see Note 11 – Debt for further details, at Closing, the Company issued Private Placement Warrants. Holders of the Private Placement Warrants may exercise the Private Placement Warrants at any time and from time to time until the three years from the date of issuance for the June issuance and five years from the date of issuance for the August issuance. The terms of the Private Placement Warrants provide that the exercise price of the Private Placement Warrants, and the number of shares of Class A Common Stock for which the Private Placement Warrants may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of Banzai Common Stock resulting from stock splits, reverse stock splits, consolidations, combinations, and reclassifications. Additionally, the Private Placement Warrants contain anti-dilution and change in option price or rate of conversion price ("Variable Price") provisions that provide that if the Company issues shares of Common Stock, or securities convertible into or exercisable or exchange for, shares of Common Stock after the Private Placement Offering, at a price per share that varies or may vary with the market price of the shares of Common Stock, including by way of one or more reset(s) to a fixed price, then the Holders of Private Placement Warrants have the right, but not the obligation, at their sole discretion, to elect to substitute the Variable Price for the Exercise Price upon exercise of the Private Placement Warrants. For further discussion of the accounting treatment and fair value of the Private Placement Warrants, see Note 7 – Fair Value Measurements.

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

13. Commitments and Contingencies

Leases

The Company has an operating lease for its office space. Supplemental cash flow information related to leases are as follows:

	For the Three Months Ended March 31,
Supplemental cash flow information:	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Non-cash lease expense (operating cash flow)	$7	$6
Change in lease liabilities (operating cash flow)	(7)	(5)

Repayment Agreement with Sidley Austin LLP

On September 19, 2024, the Company entered into a Repayment Agreement with Sidley Austin LLP (“Sidley”) for previously provided legal services (the “Sidley Repayment Agreement”). Under the Sidley Repayment Agreement, the Company’s outstanding fees have been lowered from $4,816 to $1,605 (the “Sidley Unpaid Fee”). Under the Sidley Repayment Agreement, the Company agrees to 12 monthly payments that Sidley applies to the balance of the Sidley Unpaid Fee on a 2 for 1 basis, such that for every one dollar ($1.00) paid by Company, Sidley shall reduce the Sidley Unpaid Fee Amount by an additional two dollars ($2.00). If payments are not made in accordance with the Sidley Repayment Agreement, the shortfall shall accrue interest at a rate of 12% per annum, compounded daily, until such payment is made. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated. The Company made all required payments as of March 31, 2025 and accordingly recognized a gain on settlement of approximately $3.2 million, recognized within gain on extinguishment of liabilities on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025.

Repayment Agreement with Donnelley Financial LLC

On September 13, 2024, the Company entered into a Repayment Agreement with Donnelley Financial LLC (“Donnelley”) for previously provided services (the “Donnelley Repayment Agreement”). Under the Donnelley Repayment Agreement, the Company’s outstanding fees have been lowered from $1,072 to $357 (the “Donnelley Unpaid Fee”). The Donnelley Unpaid Fee will be paid in 12 monthly installments, with the first monthly payment of $45 due on October 1, 2024; the remaining 11 payments shall each be in the amount of $28. Under the Donnelly Repayment Agreement, the original outstanding fee balance shall become immediately due and payable upon the occurrence of certain events, including failure to make a payment of the Donnelly Unpaid Fee when due and failure to pay for any additional services. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated. The remaining unpaid balance of $85 is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets as of March 31, 2026.

Repayment Agreement with Verista Partners, Inc.

On August 26, 2024, the Company entered into a Repayment Agreement with Verista Partners, Inc. aka Winterberry Group, (“Verista” or “Winterberry”) for previously provided services (the “Verista Repayment Agreement”). Under the Verista Repayment Agreement, the Company’s outstanding fees are $197 (the “Verista Unpaid Fee”). The Company and Verista have agreed that the Verista Unpaid Fee will be repaid with $67 worth of shares of the Company, and $130 in 16 equal cash installment payments of $8 beginning on October 1, 2024, and on the first day of each month thereafter through January 1, 2026. As of March 31, 2026, the Company had issued 3,000 shares and made aggregate installment payments of $78 to Verista. The remaining unpaid balance of $46 is included in Accounts Payable on the condensed consolidated balance sheets as of March 31, 2026.

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

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

14. Equity

The Company’s capital stock consists of Class A Common Stock, Class B Common Stock, Preferred Stock and Series FE Preferred Stock. All classes of stock have a par value of $0.0001 per share. The table below sets forth information about the Company’s equity, as of March 31, 2026:

	Authorized	Issued	Outstanding
Preferred Stock	75,000,000	—	—
Series FE Preferred Stock	1	—	—
Class A Common Stock	250,000,000	855,799	855,799
Class B Common Stock	25,000,000	11,556	11,556
Total	350,000,001	867,355	867,355

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

Yorkville Standby Equity Purchase Agreement ("SEPA")

On December 14, 2023, the Company entered into the SEPA with YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (“Yorkville”) in connection with the Merger. Pursuant to the SEPA, subject to certain conditions, the Company shall have the option, but not the obligation, to sell to Yorkville, and Yorkville shall subscribe for, an aggregate amount of up to $100 million of the Company’s shares of Class A common stock, par value $0.0001 per share, at the Company’s request any time during the commitment period commencing on December 14, 2023 and terminating on the 36-month anniversary of the SEPA (the “SEPA Option”).

Each advance (each, an “Advance”) the Company requests under the SEPA (notice of such request, an “Advance Notice”) may be for a number of shares of Class A common stock up to the greater of (i) 500 shares or (ii) such amount as is equal to 100% of the average daily volume traded of the Class A common stock during the five trading days immediately prior to the date the Company requests each Advance; provided, in no event shall the number of shares of Class A common stock issued cause the aggregate shares of Class A common stock held by Yorkville and its affiliates as of any such date to exceed 9.99% of the total number of shares of Class A common stock outstanding as of the date of the Advance Notice (less any such shares held by Yorkville and its affiliates as of such date) (the “Exchange Cap”). The shares would be purchased, at the Company’s election, at a purchase price equal to either:

(i)
95% of the average daily Volume Weighted Average Price (“VWAP”) of the Class A Common Stock on the Nasdaq Stock Market (“Nasdaq”), subject to certain conditions per the SEPA (the “Option 1 Pricing Period; or

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

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

In connection with the execution of the SEPA, the Company agreed to pay a commitment fee of $500 to Yorkville at the earlier of (i) March 14, 2024 or (ii) the termination of the SEPA, which will be payable, at the option of the Company, in cash or shares of Class A Common Stock through an Advance (the “Deferred Fee”). In March 2024 the Company issued 71 shares of Class A Common Stock as payment for the Deferred Fee.

Pursuant to the terms of the SEPA, at any time that there is a balance outstanding under the Yorkville Promissory Notes or Yorkville Note, Yorkville has the right to receive shares to pay down the principal balance, and may select the timing and delivery of such shares (via an “Investor Notice”), in an amount up to the outstanding principal balance on the Yorkville Promissory Notes at a purchase price equal to the lower of (i) $100,000.00 per share of Class A common stock (the “Fixed Price”), or (ii) 90% of the lowest daily Volume Weighted Average Price (“VWAP”) of the Class A common stock on Nasdaq during the 10 consecutive Trading Days immediately preceding the Investor Notice date or other date of determination (the “Variable Price”). The Variable Price shall not be lower than $20,000.00 per share (the “Floor Price”). The Floor Price shall be adjusted (downwards only) to equal 20% of the average VWAP for the five trading days immediately prior to the date of effectiveness of the initial Registration Statement. Notwithstanding the foregoing, the Company may reduce the Floor Price to any amount via written notice to Yorkville, provided that such amount is no more than 75% of the closing price on the Trading Day immediately prior to the time of such reduction and no greater than $20,000.00 per share of Class A common stock (the “Conversion Price”). At any time that there is a balance outstanding under the Yorkville Promissory Notes, the Company is not permitted to issue Advance Notices under the SEPA unless an Amortization Event has occurred under the terms of the Yorkville Promissory Notes agreement.

During the year ended December 31, 2025, the Company issued Advance Notices to Yorkville pursuant to the SEPA requesting the purchase of shares of the Company’s Class A common stock. The Company elected to issue Advance Notices subject to both the Option 1 Pricing Period (the “Option 1 Advances”) and the Option 2 Pricing Period (the “Option 2 Advances”).

During the three months ended March 31, 2026 the Company requested the purchase of a total of 15,875 shares of the Company’s Class A common stock in connection with the Option 1 Advances, which Yorkville purchased for a total purchase price of approximately $336. The Company recognized a loss of approximately $14 on the sales during the three months ended March 31, 2026, which represents the difference between the fair value of the shares issued and the proceeds received from the sales.

During the three months ended March 31, 2026 the Company requested the purchase of a total of 15,875 shares of the Company’s Class A common stock in connection the Option 2 Advances. The issuance of the Advance Notices subject to the Option 2 Pricing Period represents the creation of forward share sales contracts, which were determined to meet the definition of a derivative pursuant to ASC 815. As such, upon issuance of the Advance Notices for the Option 2 Advances, the Company recognized derivative liabilities totaling approximately $14 in the aggregate, the fair values of which represented the intrinsic value of the requested number of shares of Class A common stock on the Advance Notice dates. The Company recognized a loss of approximately $14 during the three months ended March 31, 2026 representing the change in fair value of the derivative liabilities during the period from the Advance Notice dates and the settlement dates of the Option 2 Advances. Upon settlement of the Option 2 Advances, the Company sold an aggregate of 15,875 shares of the Company’s Class A common stock to Yorkville for total proceeds of approximately $336.

Additionally, during the three months ended March 31, 2026, the Company settled five Advance Notices subject to the Option 2 Pricing Period issued on December 30, 2024, and accordingly sold 31,750 of the Company’s Class A common stock to Yorkville for proceeds of approximately $701.

Shares Issued under ATM Agreement

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

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

The ATM Agreement provides that the Company will pay the Manager commissions for its services for acting as agent in the sale of the ATM Shares. The Manager will be entitled to compensation at a fixed commission rate equal to up to 3.0% of the gross proceeds from the sale of the ATM Shares. The Company has agreed to provide the Manager and certain affiliates of the Manager with customary indemnification and contribution rights, including for liabilities under the Securities Act. Pursuant to the ATM Agreement terms, the Company has agreed to reimburse Wainwright for the reasonable fees and expenses of its legal counsel not to exceed $100 (excluding any periodic due diligence fees) incurred in connection with entering into the transactions contemplated by the ATM Agreement and has agreed to reimburse Wainwright up to a maximum of $5 per Representation Date (as defined in the ATM Agreement) in connection with a new Registration Statement or the filing of the Company’s Annual Report on Form 10-K and approximately $3 in connection with each other Representation Date, plus any incidental expense incurred by the Manager in connection therewith.

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

In May 2025, the Company entered into a private placement agreement with certain investors to sell 1,595 shares of Class A common stock at $138.00 per share and 1,618 prefunded warrants (the “May 2025 Prefunded Warrants”) at $68.00 per warrant. The May 2025 Prefunded Warrants were immediately exercised, resulting in the issuance of 1,618 shares of Class A common stock. The Company collected in aggregate $330 of gross proceeds from this private placement.

During the three months ended March 31, 2026, the Company issued 107,258 shares under the ATM Agreement for net proceeds of approximately $2,636.

Shares Issued to Hudson

On January 3, 2025, the Company issued 750 restricted shares of its Common Stock, with a determined fair value of $231, partially in exchange for the business advisory services outlined in the consulting agreement with Hudson Global Ventures, LLC, a Nevada limited liability company ("Hudson"). On April 25, 2025, July 1, 2025 and September 3, 2025, the Company issued 2,000, 1,180, and 2,600,

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

respectively, restricted shares of its Class A Common Stock to Hudson, in exchange for certain business advisory services as outlined in a consulting agreement with Hudson, executed on April 1, 2025.

Shares Issued to Verista

On August 26, 2024, the Company issued 150 shares of its Common Stock, with a determined fair value of $50, in partial settlement of amounts owing to Verista. Refer to Note 13 – Commitments and Contingencies for further detail.

Shares Issued for RSU

During the three months ended March 31, 2026 and 2025, 38,304 and 1,689 RSUs vested into shares of Class A Common Stock of the Company.

Shares Issued for Vidello Acquisition

As disclosed above, on January 31, 2025, the Company closed a previously announced merger with Vidello. As part of the consideration paid to the Vidello Shareholders, the Company issued 4,491 shares of Class A Common Stock, with a determined fair value of $1,662. Refer to Note 4 – Acquisitions for further detail.

Shares Issued for pre-funded warrant exercise

On January 7, 2025, the Company issued 4 shares of Class A Common Stock to CP BF, resulting from the exercise by CP BF of exercise of four (4) pre-funded warrants under the CP BF Pre-Funded Warrant. See Note 12 – Warrant Liabilities.

On April 21, 2025, the Company issued 5,244 shares of Class A Common Stock to Alco, resulting from the exercise by Alco of pre-funded warrants purchased during September 2024.

On November 26, 2025, the Company issued 58,832 shares of Class A Common Stock to FE IV Aggregator, resulting from the exercise by FE IV Aggregator of Pre-Funded Warrants held by FE Aggregator as part of the OpenReel Merger Consideration.

Shares Issued for private placement

In May 2025, the Company entered into a private placement agreement with certain investors to sell 1,594 shares of Class A common stock at $138.00 per share and 1,618 prefunded warrants (the "May 2025 Prefunded Warrants") at $68.00 per warrant. The May 2025 Prefunded Warrants were immediately exercised, resulting in the issuance of 1,618 shares of Class A common stock. The Company collected in aggregate $330 of gross proceeds from this private placement.

15. Stock-Based Compensation

A summary of stock option activity under the 2021 Equity Incentive Plan ("Plan") during the three months ended March 31, 2026 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2025	628	$6,874.80	8.64	$—
Forfeited	—	1,170.00	—	—
Outstanding at March 31, 2026	628	6,901.20	8.40	—
Exercisable at March 31, 2026	203	$12,959.60	7.90	$—

For the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense related to stock options of $23 and $22, which is included in general and administrative expense. As of March 31, 2026 and 2025, $203 and $191 of unrecognized compensation expense related to non-vested awards is expected to be recognized over the weighted average period of 8.87 and 9.25

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

years, respectively. The aggregate intrinsic value is calculated as the difference between the fair value of the Company’s stock price and the exercise price of the options.

RSUs

The Company measures the fair value of RSUs using the stock price on the date of grant. Stock-based compensation expense for employee-granted RSUs is generally recorded ratably over their vesting period of (a) four years, with 25% of the RSUs vesting on each anniversary, or (b) one year, with 25% vesting quarterly, or (c) one year, with 100% vesting on the first anniversary of the vesting commencement date until the RSU is fully vested. Stock-based compensation expense for RSUs granted to non-employee directors is recorded ratably over the vesting period which is the earlier of the one (1) year anniversary of the respective grant date, or the next annual meeting of stockholders following the respective grant date.

A summary of the RSU activity during the three months ended March 31, 2026 is as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	20,695	$149.00
Granted	44,557	21.96
Vested	(38,304)	36.84
Forfeited	(240)	206.00
Outstanding at March 31, 2026	26,708	$71.77

For the three months ended March 31, 2026 and 2025, the Company recorded total stock-based compensation expense related to RSUs of $1,065 and $315, respectively, which is included in general and administrative expense. As of March 31, 2026 and 2025, unrecognized compensation cost related to the grant of RSUs was $1,542 and $191, respectively. Unvested outstanding RSUs as of March 31, 2026 and 2025 had a weighted average remaining vesting period of 1.73 and 2.25 years, respectively.

CEO Award

In November 2025, the Board granted an equity award to the Company’s CEO ("CEO Award") that includes a market condition based on specified market capitalization thresholds ranging from $15.0 million to $30.0 million, which result in stock grants ranging from $250 to $750, up to $2.0 million in the aggregate. The CEO Award is equity-classified and the grant-date fair value was estimated using a Monte Carlo simulation model, using historical volatility as a key input. The Company recognized $220 of stock-based compensation expense related to this award for the three months ended March 31, 2026.

16. Income Taxes

The Company estimates an annual effective tax rate of 19% for the year ended December 31, 2026. The effective tax rate for the three months ended March 31, 2026 is 0.63%. The effective tax rate is due to the Company’s operations in England and Wales derived by the Vidello Merger. The Vidello operations in England and Wales are subject to a statutory corporate tax rate of 25%. Due to the Company’s history of net losses from historical operations in the U.S., there is no income tax benefit being recorded in relation to the Company’s pre-tax book loss in the U.S. taxing jurisdiction. Therefore, no U.S. federal or state income taxes are expected, and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

Due to the Company's history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets in the U.S. taxing jurisdiction. Accordingly, the deferred tax assets in the US taxing jurisdiction have been reduced by a full valuation allowance, since the Company cannot currently support that realization of its deferred tax assets is more likely than not.

At March 31, 2026, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

17. Segment Reporting

The Company has three reportable operating segments, Banzai Operating Co, Inc., OpenReel, and Vidello. The Company’s segments deliver SaaS tools that leverage data, analytics, and AI to provide marketing and sales solutions, including video production and editing, for businesses of all sizes.

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

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

The table below presents information about segments for the three months ended March 31, 2026:

Three months ended March 31, 2026
	Banzai Operating	OpenReel	Vidello	Total Consolidated
Revenue	$1,026	$1,376	$294	$2,696
Cost of revenue	390	64	67	521
Gross profit	636	1,312	227	2,175

Expenses
People	1,944	1,033	119	3,096
Marketing and advertising	369	51	113	533
Technology	180	37	13	230
Other segment expenses[1]	184	36	4	224
Total expenses	2,677	1,157	249	4,083
Segment Adjusted EBITDA	(2,041)	155	(22)	(1,908)
Transaction, PubCo. Expenses and Stock-based compensation	3,567	-	-	3,567
Adjusted EBITDA	$(5,608)	$155	$(22)	$(5,475)

1 Other segment expenses for each reportable segment includes provision for credit losses, foreign currency exchange rate changes, travel and entertainment expenses, professional expenses other than those included in transaction and PubCo expenses, insurance expenses, and expenses related to licenses.

The table below presents information about segments for the three months ended March 31, 2025:

Three months ended March 31, 2025
	Banzai Operating	OpenReel	Vidello[1]	Total Consolidated
Revenue	$1,160	$1,441	$778	$3,379
Cost of revenue	377	74	155	606
Gross profit	783	1,367	623	2,773

Expenses
People	2,204	90	—	2,294
Marketing and advertising	795	39	103	937
Technology	276	519	27	822
Other segment expenses[2]	369	20	73	462
Total expenses	3,644	668	203	4,515
Segment Adjusted EBITDA	(2,861)	699	420	(1,742)
Transaction, PubCo. Expenses and Stock-based compensation	2,616	302	—	2,918
Adjusted EBITDA	$(5,477)	$397	$420	$(4,660)

1 The Vidello acquisition occurred on January 31, 2025 (refer to Note 4 – Acquisitions and therefore does not represent activity for the full three month period.

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

2 Other segment expenses for each reportable segment includes travel and entertainment expenses, professional expenses other than those included in transaction and PubCo expenses, the SEPA commitment fee expense and deferred fee expense, the GEM warrant expense, and the GEM commitment fee expense.

A reconciliation between EBITDA by reportable segment to consolidated net loss before income taxes for the three months ended March 31, 2026, and 2025 is as follows:

	March 31, 2026	March 31, 2025
EBITDA by segment
Banzai Operating Co.	$(5,608)	$(5,477)
OpenReel	155	397
Vidello	(22)	420
Total	(5,475)	(4,660)

Reconciliation to loss before income taxes:
Interest income	(3)	—
Interest expense	9	—
Interest expense – related party	194	358
Depreciation and amortization expense	305	247
Gain on extinguishment of liabilities, net	6	(2,573)
Loss on Yorkville SEPA advances	28	385
Loss on debt issuance	1,647	274
Changes in fair value of financial instruments	258	344
Other	550	(125)
Loss before income taxes	$(8,469)	$(3,570)

Disaggregation of Revenue

The following table presents the Company's percentage of revenue generated by SaaS product for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Revenue %	2026	2025
Reach	2.2%	3.8%
Demio	34.2%	91.0%
OpenReel [1]	45.0%	5.2%
Vidello [2]	18.6%	—%
Total	100.0%	100.0%

For disaggregation of revenue by geographic area, refer to Note 6 – Revenue.

18. Subsequent Events

Reverse Stock Split

On April 28, 2026, the stockholders of the Company collectively approved an amendment to the Company’s Certificate of Incorporation, as amended and restated, to effect a reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding Class A Common Stock and Class B Common Stock at a ratio of 1-for-20 effective on May 8, 2026.

No cash or fractional shares were issued in connection with the Reverse Stock Split, and instead the Company rounded up to the next whole share in lieu of issuing fractional shares that would have been issued in the reverse split. Proportional adjustments were made to the number of shares of Class A Common Stock issuable upon exercise or conversion of the Company’s outstanding stock options and warrants, the exercise price or conversion price (as applicable) of the Company’s outstanding stock options and warrants, and the number of shares reserved for issuance under the Company’s equity incentive plan. All Class A and Class B Common Stock share and per share information included in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the impact of the Reverse Stock Split.

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

Exchange Agreements

Subsequent to March 31, 2026, on April 15, 2026, April 29, 2026 and May 8, 2026, the Company entered into exchange agreements with Agile on substantially similar terms as the Agile Exchange Agreement pursuant to which the Company issued an aggregate of approximately 74,948 shares of its Class A Common Stock at conversion prices per share of $5.82 and $12.40, respectively, in exchange for aggregate reductions of approximately $540 in the outstanding balance of the March Agile Note. Following these exchanges, the outstanding balance of the March Agile Note was reduced to approximately $639.

Vesting of Employee Awards

On April 2, 2026 the Company modified the terms of the CEO Award and issued 22,300 shares of Class B Common Stock to the Company’s CEO, of which, approximately 14,867 shares relate to a tranche of the CEO Award vesting upon achieving a market capitalization threshold, and the remaining 7,433 shares relate to the CEO's 2025 bonus payment. See Note 15 – Stock-Based Compensation.

Yorkville Advanced Notice Settlements and Conversions

Between April 24, 2026 and May 6, 2026, the Company issued Advance Notices to Yorkville pursuant to the SEPA in which the Company requested the purchase of approximately 155,000 shares of the Company's Class A Common Stock at an aggregate gross value of approximately $896, and net proceeds of approximately $368 were applied against the outstanding Yorkville Convertible Notes.

CP BF Letter Agreement

The Conversion Price of CP BF Convertible Note was proportionately adjusted to reflect the Reverse Stock Split effective at the close of business on May 8, 2026, pursuant to Section 2.3(a)(i) of the Note. On May 15, 2026, the Company, the Guarantors and CP BF entered into a letter agreement (the "Floor Price Amendment"), further amending the Loan Agreement and the Note. Pursuant to the Floor Price Amendment, the Floor Price applicable to the Conversion Price under the Note was reduced from $50.00 (as adjusted for the Reverse Stock Split) to $4.50 (on a post-Reverse Stock Split basis). For the avoidance of doubt, the Conversion Price remains equal to 95% of the price of the Class A Common Stock on the Trading Day immediately preceding delivery of any Conversion Notice, subject to the Floor Price as amended by the Floor Price Amendment.

1800 Diagonal Issuance

On May 4, 2026, the Company issued the thirteenth promissory note for an aggregate principal amount of approximately $206 and received net proceeds of approximately $150, after discount and transaction fees. The note has a maturity date of January 30, 2027, and bears interest at 14%.

Venture Issuance and Payoff

On March 31, 2026, the Company executed a promissory note for an aggregate principal amount of approximately $487 and on April 8, 2026 received net proceeds of approximately $333, after discount and transaction fees. The note has a maturity date of August 18, 2026, and bears interest at 198.5% per annum. The Company paid off this note on May 6, 2026.

TVT Capital Issuance

On April 28, 2026, the Company executed a promissory note for an aggregate principal amount of approximately $834 and received net proceeds of approximately $579, after discount and transaction fees. The note has a maturity date of January 5, 2027, and bears interest at 106.71% per annum.

Common Stock Issuances

3i, LP Conversions

Between April 2, 2026 and May 12, 2026, the Buyer exercised its contractual conversion option multiple times under the February 3i Note and received an aggregate of approximately 145 thousand shares of Class A Common Stock at conversion prices per share ranging from $5.08 to $15.39 in satisfaction of approximately $1.2 million of the Company's obligations under the respective Notes.

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

1800 Diagonal Conversions

Between May 5, 2026 and May 11, 2026, the Lender exercised its contractual conversion option multiple times under the November 1800 Diagonal Note and September 1800 Diagonal Note and received an aggregate of approximately 36 thousand shares of Class A Common Stock at conversion prices ranging from $3.303 to $4.520 in satisfaction of approximately $136 thousand of the Company's obligations under the respective Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q ("Report"). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those more fully described in this report and those more fully described elsewhere in this Report and in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2025.

Unless otherwise indicated, all dollar amounts included in this Management’s Discussion and Analysis are presented in thousands. Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our condensed consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

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

First Quarter 2026 Financial and Operational Highlights

•
Revenue decreased 20.2% to $2.7 million for first quarter 2026 compared to first quarter 2025. Total cost of revenue decreased by 14.0% quarter over quarter.
•
Gross profit reached $2.2 million for first quarter 2026, compared to $2.8 million in first quarter 2025. Gross profit was 80.7% in first quarter 2026 compared to 82.1% in first quarter 2025.
•
Net loss increased to $8.4 million for first quarter 2026, compared to $3.6 million in first quarter 2025, which represents a $4.8 million decline quarter over quarter.
▪
Stockholders' equity remained at $8.1 million as of March 31, 2026; we converted $3.8 million of debt to equity, and raised an additional $3.3 million from the SEPA and ATM during first quarter 2026.
•
Closed an additional tranche of $2.3 million debt in February 2026 as part of our $11 million debt facility with an institutional investor to support ongoing operations and solidify the foundation for future growth.

Transaction Announcement

As previously disclosed, on March 23, 2026, the Company announced that it reached an agreement on terms to acquire assets of

ConnectAndSell, Inc. (“ConnectAndSell”), an AI-powered sales enablement platform serving B2B organizations across financial services, healthcare, technology, and other industries. The acquisition is expected to increase Banzai’s annual revenue. The two companies have executed a non-binding letter of intent and continue to negotiate material terms of the transaction. Since the transaction is subject to execution of a definitive agreement and closing conditions, we cannot accurately estimate the closing date at this time. There can be no assurance that we will be able to complete this acquisition.

Nasdaq Listing Compliance

As more fully described herein, we effected a 1-for-20 reverse stock split of our Class A Common Stock as of May 8, 2026 in an effort to remain compliant with Nasdaq Rule 5550(a)(2), which pertains to the minimum required bid price of our Class A Common Stock. Although we believe the reverse stock split allowed us to be in compliance with such Nasdaq rule, there can be no assurance that we will be able to maintain compliance with that or any other Nasdaq listing standard.

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

Results of Operations

	Three Months Ended March 31,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Operating income:
Revenue	$2,696	$3,379	$(683)	(20.2%)
Cost of revenue	521	606	85	14.0%
Gross profit	2,175	2,773	(598)	(21.6%)
Operating expenses:
General and administrative expenses	7,650	7,433	(217)	(2.9%)
Depreciation and amortization expense	305	247	(58)	(23.5%)
Total operating expenses	7,955	7,680	(275)	(3.6%)
Operating loss	(5,780)	(4,907)	(873)	(17.8%)
Other expenses (income):
Interest income	(3)	—	(3)	NM
Interest expense	9	—	(9)	NM
Interest expense – related party	194	358	164	45.8%
Gain on extinguishment of liabilities	—	(4,343)	(4,343)	(100.0%)
Loss on debt issuance	49	274	225	82.1%
Loss on Private Placement Issuance	1,598	—	(1,598)	NM
Loss on extinguishment of debt, net	6	1,770	1,764	99.7%
Change in fair value of financial instruments	608	140	(468)	(334.3%)
Change in fair value of financial instruments – related party	22	45	23	51.1%
Change in fair value of convertible notes	(372)	159	531	334.0%
Loss on Yorkville SEPA advances	28	385	357	92.7%
Other (income) expense, net	550	(125)	(675)	(540.0%)
Total other expenses, net	2,689	(1,337)	(4,026)	(301.1%)
Loss before income taxes	(8,469)	(3,570)	(4,899)	(137.2%)
Income tax expense (benefit)	(52)	74	126	170.3%
Net loss	$(8,417)	$(3,644)	$(4,773)	(131.0%)

The percentage changes included in the tables herein present favorable period-over-period amounts and percentages as positive and unfavorable as negative, and percentages not considered meaningful as “NM."

Comparison of the three months ended March 31, 2026 and 2025

Revenue Analysis

	Three Months Ended March 31,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Revenue	$2,696	$3,379	$(683)	(20.2%)

Revenue from Banzai Operating, OpenReel and Vidello decreased by approximately $134, $65, and $484 respectively, for the three months ended March 31, 2026.

Cost of Revenue Analysis

	Three Months Ended March 31,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Cost of revenue	$521	$606	$85	14.0%

Cost of revenue from OpenReel and Vidello decreased by approximately $10, and $88, respectively, partially offset by Banzai Operating, which increased by approximately $13 for the three months ended March 31, 2026.

Gross Profit Analysis

	Three Months Ended March 31,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Gross profit	$2,175	$2,773	$(598)	(21.6%)

Gross profit from Banzai Operating, OpenReel and Vidello decreased by approximately $147, $55 and $396, respectively, for the three months ended March 31, 2026.

Operating Expense Analysis

	Three Months Ended March 31,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Total operating expenses	$7,955	$7,680	$(275)	(3.6%)

Total operating expenses remained essentially flat compared to the prior period. Salaries, taxes and benefits, as well as stock-based compensation expense increased during the three months ended March 31, 2026 driven by Banzai Operating and OpenReel. These were partially offset by decreases in marketing expenses and technology expenses during the three months ended March 31, 2026 at Banzai Operating and OpenReel, respectively.

Other Expense Analysis

	Three Months Ended March 31,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Total other expenses, net	$2,689	$(1,337)	$(4,026)	(301.1%)

For the three months ended March 31, 2026, we reported total other income of approximately $2.7 million. The change in other expenses (income), net was primarily driven by the following:

▪
Total interest expense of approximately $0.2 million recognized during the three months ended March 31, 2026 compared to $0.4 million during the three months ended March 31, 2025.
▪
Gain on extinguishment of liabilities of approximately $4.3 million recognized during the three months ended March 31, 2025.
▪
Loss on issuance of debt of approximately $49 during the three months ended March 31, 2026 compared to $0.3 million during the three months ended March 31, 2025.
▪
Loss on Private Placement Issuance of debt of approximately $1.6 million during the three months ended March 31, 2026.
▪
Loss on extinguishment of debt, net of approximately $6 during the three months ended March 31, 2026 compared to $1.8 million during the three months ended March 31, 2025.
▪
Loss on SEPA advances to Yorkville of approximately $28 during the three months ended March 31, 2026 compared to $0.4 million three months ended March 31, 2025.
▪
Other (income) expense was approximately $550 expense during the three months ended March 31, 2026 compared to approximately $125 income during the three months ended March 31, 2025.

Provision for Income Taxes

	Three Months Ended March 31,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Income tax expense (benefit)	$(52)	$74	$(126)	(170.3%)

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

At March 31, 2026, we had no unrecognized tax benefits that would impact our effective tax rate if recognized.

Critical Accounting Estimates

Our critical accounting estimates are described in our Annual Report on Form 10‑K for the year ended December 31, 2025. There were no material changes to those critical accounting estimates during the three months ended March 31, 2026.

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

Adjusted EBITDA Analysis

	Three Months Ended March 31,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Adjusted EBITDA (Loss)	$(1,908)	$(1,741)	$(167)	(9.6%)

The Adjusted EBITDA decrease is primarily attributable to increased general and administrative expenses.

Net Income/(Loss) to Adjusted EBITDA Reconciliation

	Three Months Ended March 31,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Net loss	$(8,417)	$(3,644)	$(4,773)	(131.0%)
Interest income	(3)	—	$(3)	NM
Interest expense	9	—	(9)	NM
Interest expense – related party	194	358	164	45.8%
Income tax expense (benefit)	(52)	74	126	170.3%
Depreciation and amortization expense	305	247	(58)	(23.5%)
Stock based compensation	1,308	337	(971)	(288.1%)
Gain on extinguishment of liabilities	—	(4,343)	4,343	100.0%
Loss on debt issuance	49	274	225	82.1%
Loss on Private Placement Issuance	1,598	—	(1,598)	NM
Loss on extinguishment of debt, net	6	1,770	1,764	99.7%
Change in fair value of financial instruments	608	140	(468)	(334.3%)
Change in fair value of financial instruments – related party	22	45	23	51.1%
Change in fair value of convertible notes	(372)	159	531	334.0%
Loss on Yorkville SEPA advances	28	385	357	92.7%
Other (income) expense, net	550	(125)	(675)	(540.0%)
Transaction related expenses*	2,259	2,582	323	12.5%
Adjusted EBITDA	$(1,908)	$(1,741)	$(167)	(9.6%)

* Transaction related expenses include

	Three Months Ended March 31,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Professional fees - audit	$367	$289	$78	27.0%
Professional fees - legal	106	199	(93)	(46.7%)
Incremental accounting	197	338	(141)	(41.7%)
Market study, M&A support	1,589	1,756	(167)	(9.5%)
Transaction related expenses	$2,259	$2,582	$(323)	(12.5%)

Liquidity and Capital Resources

Going Concern

As of March 31, 2026 we had cash of approximately $0.1 million. For the three months ended March 31, 2026, while we generated revenue of approximately $2.7 million, we used approximately $5.5 million in cash from operating activities and had a net loss of approximately $8.4 million. We have incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of March 31, 2026, we had a working capital deficit of approximately $20.6 million and an accumulated deficit of approximately $109.2 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year of the date these financial statements were issued.

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

If we are unable to raise sufficient additional capital, through future debt or equity financings or through strategic and collaborative ventures with third parties, we will not have sufficient cash flows and liquidity to fund our planned business for 12 months from the issuance of these financial statements. There can be no assurances that we will be able to secure alternate forms of financing at terms that are acceptable to management, or at all. In that event, we might be forced to limit many of our business plans and consider other means of creating value for our stockholders. See also Note 2 – Going Concern to our condensed consolidated financial statements in this Report.

Capital structure and sources of liquidity

We have historically funded our operations through a combination of equity and debt financings, including convertible instruments. During 2025, we raised capital through multiple equity and debt financing arrangements with Yorkville, 3i, LP, 1800 Diagonal, Agile, and CP BF, and other lenders and investors, and we intend to seek additional funding through the Yorkville SEPA, the ATM Agreement, as well as other equity and debt financings in 2026. See Note 11 – Debt and Note 14 – Equity to our condensed consolidated financial statements in this Report for further discussion of these arrangements.

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

Cash Flows

The following table sets forth certain information related to our cash flows for the three months ended March 31, 2026 and 2025. See also our unaudited condensed consolidated statements of cash flows in this Report:

	Three Months Ended March 31,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Net loss	$(8,417)	$(3,644)	$(4,773)	(131.0%)
Net cash used in operating activities	(5,501)	(4,974)	(527)	(10.6%)
Net cash used in investing activities	—	(2,677)	2,677	100.0%
Net cash provided by financing activities	5,347	7,347	(2,000)	(27.2%)
Net decrease in cash	(122)	(304)	182	59.9%
Cash at beginning of period	259	1,087	(828)	(76.2%)
Cash at end of period	137	783	(646)	(82.5%)

Cash Flows for the three months ended March 31, 2026

Net cash used in operating activities was primarily driven by the net loss, and by working capital adjustments totaling $0.8 million (unfavorable), partially offset by adjustments for non-cash items totaling $3.7 million (favorable). The non-cash items primarily consisted of addbacks for stock-based compensation expense of approximately $1.3 million and depreciation and amortization of approximately $0.3 million, the net impact of debt-related transactions (loss on issuance of debt and non-cash interest expense) totaling $1.8 million favorable, and the net impact of change in fair value adjustments (including debt under the fair value option, warrants and derivatives) totaling $0.3 million favorable.

Net cash provided by financing activities was primarily driven by proceeds from issuance of shares under the SEPA totaling approximately $0.7 million, proceeds from issuances of debt (both convertible and term) totaling approximately $2.6 million, proceeds from issuances of shares and warrants totaling $2.7 million, partially offset by repayments of debt totaling $0.7 million.

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

Debt Structure, Debt Maturity Profile, Contractual Obligations and Commitments

Our material cash requirements include operating expenses to support the business, debt service (including principal and interest), and contractual obligations such as operating lease commitments. The timing of these requirements within the next twelve months and thereafter is summarized in the table below.

($ in Thousands)	Principal	Accrued Interest	Total Principal and Accrued Interest	Less than 1 year	1 - 3 Years
Debt principal – 15.5% CP BF convertible notes	$3,365	$1,752	$5,117	$5,117	$—
Debt principal – Agile	1,269	—	1,269	1,269	—
Debt principal – Private Placement convertible notes	1,556	155	1,711	1,711	—
Debt principal – Yorkville	311	260	571	571	—
Debt principal – 1800 Diagonal	703	72	775	775	—
Debt principal – Boot Capital	100	14	114	114	—
Operating leases	49	—	49	30	19
Total capital expenditure commitments and financing requirements at March 31, 2026	$7,353	$2,253	$9,606	$9,587	$19

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

Operating Lease

We have an operating lease for office space. The lease term expires in October 2027. The lease liability balance as of March 31, 2026 represents the future minimum lease payments under non-cancellable leases as liabilities.

Off-Balance Sheet Arrangements

Banzai had no off-balance sheet arrangements as of March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to the previously disclosed material weaknesses in our internal control over financial reporting related to IT general controls, entity‑level controls in accordance with the COSO Integrated Framework, and the period‑end financial close and reporting process, as described in our Annual Report on

Form 10‑K for the year ended December 31, 2025 filed with the SEC on March 31, 2026 (the “2025 Form 10‑K”).We remain committed to remediating the material weaknesses and improving our internal control over financial reporting.

During the quarter ended March 31, 2026, we implemented a new enterprise resource planning (“ERP”) system. We believe the ERP implementation, along with related process enhancements and controls implemented in connection with the new system, is an important step in our remediation efforts and in strengthening our overall control environment. However, our remediation efforts are ongoing, and the material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are designed and operating effectively. As we continue our evaluation and improve our internal control over financial reporting, management may identify and take additional measures to address control deficiencies. We cannot provide assurance that we will be successful in remediating the material weaknesses in a timely manner.

Changes in Internal Control over Financial Reporting

As required by Rule 13a‑15(d) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated whether any change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2026, we implemented a new ERP system, which resulted in changes to our information technology environment, business processes, and certain controls within our financial reporting processes. We have designed and implemented controls related to the new ERP system, including controls related to user access and segregation of duties, change management, and controls supporting transaction processing and period‑end financial reporting. We believe these changes are expected to enhance our internal control environment and support our ongoing remediation efforts. Other than the foregoing, and our ongoing remediation activities related to the previously disclosed material weaknesses, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. A description of risk factors can be found in our Annual Report on Form 10-K for the year ended December 31, 2025 as supplemented and updated by subsequent current reports on Form 8-K that we have filed or will file with the SEC.

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

Shares of Class A Common Stock issued to 1800 Diagonal

Between January 26, 2026 and January 27, 2026, the Company issued an aggregate of 20,046 shares of Class A Common Stock pursuant to conversion notices received from 1800 Diagonal to convert an aggregate of $331 thousand in notes the Company previously issued to them; the conversion prices ranged from $21.40 to $24.40 per share.

On March 19, 2026, the Company issued 3,766 shares of Class A Common Stock pursuant to conversion notices received from 1800 Diagonal to convert $54 thousand in notes the Company previously issued to them; the conversion price was $14.75 per share.

Shares of Class A Common Stock issued to Agile

Between January 27, 2026 and March 27, 2026, the Company entered into multiple exchange agreements with Agile on substantially similar terms as the Agile Exchange Agreement pursuant to which the Company issued an aggregate of 29,306 shares of its Class A common stock at conversion prices per share ranging from $21.40 to $23.04 in exchange for a reduction of $660 thousand in the outstanding balance of the March Agile Note. Following these exchanges, the outstanding balance of the March Agile Note was reduced to approximately $1.2 million.

Subsequent to March 31, 2026, on April 15, 2026, April 29, 2026, and May 8, 2026 the Company entered into exchange agreements with Agile on substantially similar terms as the Agile Exchange Agreement pursuant to which the Company issued an aggregate of approximately 74,948 shares of its Class A Common Stock at conversion prices per share of $5.82 and $12.40, respectively, in exchange for aggregate reductions of approximately $540 in the outstanding balance of the March Agile Note. Following these exchanges, the outstanding balance of the March Agile Note was reduced to approximately $639.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as these terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following documents are included as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description
1.1	At the Market Offering Agreement, dated August 27, 2025 by and between Banzai and H.C. Wainwright & Co., LLC (incorporated by reference to the Current Report on Form 8-K filed on August 28, 2025).
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

3.7	Amendment to Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 28, 2026)
4.1	Specimen Class A Common Stock Certificate of the Company (incorporated by reference to the Exhibit 4.1 to the Current Report on Form 8-K filed on December 20, 2023).
4.2	Specimen Class B Common Stock Certificate of the Company (incorporated by reference to the Exhibit 4.2 to the Current Report on Form 8-K filed on December 20, 2023).
4.3	Specimen Warrant Certificate of the Company (incorporated by reference to the Exhibit 4.3 to the Current Report on Form 8-K filed on December 20, 2023).
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

4.11	Certificate of Designation of Series FE Preferred Stock (incorporated by reference to the 8-K filed on December 19, 2024).

4.12	Form of Senior Secured Convertible Note (incorporated by reference to the Current Report on Form 8-K filed on July 3, 2025).
4.13	Form of Warrant (incorporated by reference to the Current Report on Form 8-K filed on July 3, 2025).
4.14	Form of Additional Note (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on August 22, 2025).
4.15	Form of Additional Warrant (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-k filed on August 22, 2025).
4.16	Senior Secured Convertible Note (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on February 13, 2026).
4.17	Warrant To Purchase Common Stock (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on February 13, 2026).
10.1	Form of Exchange Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 5, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS ***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH ****	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104 ***	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2026.

BANZAI INTERNATIONAL, INC.

Date: May 15, 2026	By:	/s/ Joseph Davy
Joseph Davy
Chief Executive Officer

Date: May 15, 2026	By:	/s/ Dean Ditto
Dean Ditto
Chief Financial Officer