Form 10-Q
period 2026-06-30
Banzai International, Inc.
filed 2026-08-14
CIK 1826011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-39826

Banzai International, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	85-3118980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
435 Ericksen Ave, Suite 250 Bainbridge Island, Washington	98110
(Address of principal executive offices)	(Zip Code)

(206) 414-1777

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	PARA	The Nasdaq Capital Market
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $115,000.00	PARAW	The Nasdaq Capital Market

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

The number of shares outstanding of each of the registrant's classes of common stock, $0.0001 par value per share, as of August 13, 2026:

Class A Common Stock - 3,517,105 shares

Class B Common Stock - 33,856 shares

PART I—FINANCIAL INFORMATION

BANZAI INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of
	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$646	$259
Accounts receivable, net of allowance for credit losses of $6 and $41, respectively	399	709
Prepaid expenses and other current assets	752	445
Total current assets	1,797	1,413

Property and equipment, net	—	8
Intangible assets, net	7,434	8,027
Goodwill	21,992	21,992
Operating lease right-of-use assets	42	56
Bifurcated embedded derivative asset – related party	—	9
Deferred offering costs	32	122
Other assets	4	4
Total assets	31,301	31,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	2,466	2,494
Accrued expenses and other current liabilities	3,481	4,354
Convertible notes – related party	4,752	4,923
Convertible notes, carried at fair value	484	1,856
Convertible notes (Yorkville)	—	1,200
Notes payable, carried at fair value	1,489	2,591
Private placement warrant liability	1,699	296
Financial instruments – related party	34	—
Earnout liability	500	991
Deferred revenue	3,078	3,642
Operating lease liabilities, current	31	23
Total current liabilities	18,014	22,370

Deferred revenue, non-current	101	94
Deferred tax liability	945	1,078
Operating lease liabilities, non-current	11	34
Total liabilities	19,071	23,576

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock, $0.0001 par value, 275,000,000 (250,000,000 Class A and 25,000,000 Class B) shares authorized and 2,690,579 (2,656,723 Class A and 33,856 Class B) and 527,317 (515,761 Class A and 11,556 Class B) shares issued and outstanding at June 30, 2026 and 2025, respectively	—	—
Preferred stock, $0.0001 par value, 75,000,000 shares authorized, 1 and 1 shares issued and outstanding at June 30, 2026 and 2025, respectively	—	—
Additional paid-in capital	126,445	108,912
Accumulated other comprehensive (loss) income	(61)	(85)
Accumulated deficit	(114,154)	(100,772)
Stockholders' equity	12,230	8,055
Total liabilities and stockholders' equity	$31,301	$31,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating income:
Revenue	$2,273	$3,127	$4,969	$6,506
Cost of revenue	450	554	971	1,160
Gross profit	1,823	2,573	3,998	5,346

Operating expenses:
General and administrative expenses	5,906	7,113	13,556	14,546
Depreciation and amortization expense	303	300	608	547
Total operating expenses	6,209	7,413	14,164	15,093

Operating loss	(4,386)	(4,840)	(10,166)	(9,747)

Other expenses (income):
Interest income	(3)	—	(6)	—
Interest expense	129	—	138	—
Interest expense – related party	202	537	396	895
Gain on extinguishment of liabilities	(715)	(146)	(715)	(4,489)
Loss on debt issuance	159	169	208	443
Loss on Private Placement Issuance	—	837	1,598	837
Loss on extinguishment of debt, net	52	—	58	1,770
Change in fair value of financial instruments	571	126	1,179	266
Change in fair value of financial instruments – related party	21	19	43	64
Change in fair value of convertible notes	(179)	79	(551)	238
Loss on Yorkville SEPA advances	199	362	227	747
Other (income) expense, net	224	1,336	774	1,211
Total other expenses, net	660	3,319	3,349	1,982
Loss before income taxes	(5,046)	(8,159)	(13,515)	(11,729)
Income tax expense (benefit)	(81)	(231)	(133)	(157)
Net loss	$(4,965)	$(7,928)	$(13,382)	$(11,572)

Net loss attributable to common shareholders	$(4,965)	$(7,928)	$(13,382)	$(11,572)

Net loss per share attributable to common shareholders
Basic and diluted	$(3.05)	$(82.58)	$(11.38)	$(146.48)

Weighted average common shares outstanding (in thousands)
Basic and diluted	1,627	96	1,176	79

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Equity (Deficit)

for the three months ended June 30, 2026 and 2025

(in thousands, except share data)

	Series A Preferred Stock		Series FE Preferred Stock		Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Share	Amount	Shares	Amount	Capital	(loss) income	Deficit	Equity
Balance March 31, 2026	—	$—	—	$—	867,355	$—	$117,346	$(60)	$(109,189)	$8,097
Adjustment for reverse stock split	—	—	—	—	73	—	1	—	—	1
Shares issued to Yorkville under the SEPA	—	—	—	—	1,196,400	—	4,808	—	—	4,808
Shares issued to CP BF for conversions of debt	—	—	—	—	111,826	—	567	—	—	567
Shares issued to 1800 Diagonal for conversions of debt	—	—	—	—	36,448	—	142	—	—	142
Shares issued to 3i for conversions of debt	—	—	—	—	144,547	—	1,228	—	—	1,228
Shares issued to Agile for conversions of debt	—	—	—	—	274,145	—	1,231	—	—	1,231
Stock-based compensation	—	—	—	—	—	—	1,103	—	—	1,103
Vesting of RSUs	—	—	—	—	37,485	—	—	—	—	—
Shares issued for CEO Award and bonus (see Note 15)	—	—	—	—	22,300	—	125	—	—	125
Modification of CEO Award from equity to liability (see Note 15)	—	—	—	—	—	—	(106)	—	—	(106)
Currency translation adjustment	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	(4,965)	(4,965)
Balance June 30, 2026	—	$—	—	$—	2,690,579	$—	$126,445	$(61)	$(114,154)	$12,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Equity (Deficit) (continued)

for the three months ended June 30, 2026 and 2025

(in thousands, except share data)

	Series A Preferred Stock		Series FE Preferred Stock		Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Share	Amount	Shares	Amount	Capital	(loss) income	Deficit	Equity (Deficit)
Balance March 31, 2025	—	$—	—	$—	73,434	$—	$84,868	$—	$(81,924)	$2,944
Shares issued to Yorkville under the SEPA	—	—	—	—	37,856	—	6,521	—	—	6,521
Shares issued for payment to Hudson	—	—	—	—	2,000	—	400	—	—	400
Exercise of warrants	—	—	—	—	5,244	—	—	—	—	—
Vesting of RSUs	—	—	—	—	2,184	—	—	—	—	—
Shares issued upon private placement	—	—	—	—	3,212	—	330	—	—	330
Stock-based compensation	—	—	—	—	—	—	756	—	—	756
Net loss	—	—	—	—	—	—	—	—	(7,928)	(7,928)
Balance June 30, 2025	—	$—	—	$—	123,930	$—	$92,875	$—	$(89,852)	$3,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Equity (Deficit)

for the six months ended June 30, 2026 and 2025

(in thousands, except share data)

	Series A Preferred Stock		Series FE Preferred Stock		Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Share	Amount	Shares	Amount	Capital	(loss) income	Deficit	Equity
Balance December 31, 2025	—	$—	—	$—	527,317	$—	$108,912	$(85)	$(100,772)	$8,055
Adjustment for reverse stock split	—	—	—	—	73	—	1	—	—	1
Shares issued to Yorkville under the SEPA	—	—	—	—	1,228,150	—	5,505	—	—	5,505
Shares issued under the ATM	—	—	—	—	107,258	—	2,636	—	—	2,636
Shares issued to CP BF for conversions of debt	—	—	—	—	111,826	—	567	—	—	567
Shares issued to 1800 Diagonal for conversions of debt	—	—	—	—	60,261	—	534	—	—	534
Shares issued to 3i for conversions of debt	—	—	—	—	288,349	—	3,963	—	—	3,963
Shares issued to Agile for conversions of debt	—	—	—	—	303,451	—	1,897	—	—	1,897
Stock-based compensation	—	—	—	—	—	—	2,411	—	—	2,411
Vesting of RSUs	—	—	—	—	41,594	—	—	—	—	—
Shares issued for CEO Award and bonus (see Note 15)	—	—	—	—	22,300	—	125	—	—	125
Modification of CEO Award from equity to liability (see Note 15)	—	—	—	—	—	—	(106)	—	—	(106)
Currency translation adjustment	—	—	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	—	—	(13,382)	(13,382)
Balance June 30, 2026	—	$—	—	$—	2,690,579	$—	$126,445	$(61)	$(114,154)	$12,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Equity (Deficit) (continued)

for the six months ended June 30, 2026 and 2025

(in thousands, except share data)

	Series A Preferred Stock		Series FE Preferred Stock		Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Share	Amount	Shares	Amount	Capital	(loss) income	Deficit	Equity (Deficit)
Balance December 31, 2024	—	$—	—	$—	40,976	$—	$75,516	$—	$(78,280)	$(2,764)
Shares issued to Yorkville under the SEPA	—	—	—	—	63,234	—	13,592	—	—	13,592
Shares issued for payment to Hudson	—	—	—	—	2,750	—	632	—	—	632
Shares issued for payment to Verista	—	—	—	—	150	—	50	—	—	50
Exercise of warrants	—	—	—	—	5,244	—	—	—	—	—
Vesting of RSUs	—	—	—	—	3,873	—	—	—	—	—
Shares issued upon private placement	—	—	—	—	3,212	—	330	—	—	330
Shares issued for Vidello acquisition	—	—	—	—	4,491	—	1,662	—	—	1,662
Stock-based compensation	—	—	—	—	—	—	1,093	—	—	1,093
Net loss	—	—	—	—	—	—	—	—	(11,572)	(11,572)
Balance June 30, 2025	—	$—	—	$—	123,930	$—	$92,875	$—	$(89,852)	$3,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,382)	$(11,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	608	547
Provision for credit losses on accounts receivable	(35)	50
Non-cash shares issued for consulting expenses	—	633
Discount at issuance on notes carried at fair value	—	578
Non-cash interest expense	127	—
Non-cash interest expense - related party	396	658
Amortization of debt discount and issuance costs - related party	—	(2)
Amortization of operating lease right-of-use assets	14	11
Stock based compensation expense	2,479	1,093
Gain on extinguishment of liability	(715)	(4,489)
Loss on debt issuance	208	443
Loss on Private Placement Issuance	1,598	837
Loss on extinguishment of debt, net	58	1,770
Change in fair value of financial instruments	1,179	266
Change in fair value of financial instruments – related party	43	64
Change in fair value of convertible notes, carried at fair value	(551)	238
Changes in operating assets and liabilities:
Accounts receivable	345	77
Prepaid expenses and other current assets	(307)	(114)
Other assets	—	(3)
Accounts payable	(28)	(199)
Deferred revenue	(564)	(151)
Accrued expenses	(207)	162
Operating lease liabilities	(15)	(11)
Earnout liability	(491)	448
Deferred revenue – long-term	7	(2)
Deferred tax liability	(133)	(355)
Net cash used in operating activities	(9,366)	(9,023)
Cash flows from investing activities:
Cash paid for acquisition of Vidello, net of cash acquired	—	(2,677)
Net cash used in investing activities	—	(2,677)
Cash flows from financing activities:
Payment of GEM commitment fee promissory note	—	(215)
Repayment of convertible notes (Yorkville)	(1,218)	(3,640)
Proceeds from term notes, net of issuance costs	1,594	4,250
Repayment of term notes	(1,006)	(5,933)
Partial repayment of convertible notes - related party	—	(870)
Proceeds from issuance of convertible notes, net of issuance costs	2,121	5,302
Proceeds from issuance of shares to Yorkville under the SEPA	5,505	13,593
Proceeds from shares issued to Verista	—	50
Proceeds from issuance of common stock and pre-funded warrants under private placement	—	330
Proceeds from issuance of common stock and warrants	2,726	—
Net cash provided by financing activities	9,722	12,867
Effect of exchange rate changes on cash and cash equivalents	31	—
Net increase in cash	387	1,167
Cash at beginning of period	259	1,087
Cash at end of period	$646	$2,254

BANZAI INTERNATIONAL, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Shares issued for Hudson consulting fee	$—	$633
Consideration transferred for acquisition of Vidello	—	1,662
Assets acquired in acquisition of Vidello	—	8,393
Liabilities assumed in acquisition of Vidello	—	3,986
Shares issued for CP BF Note conversions of debt	567	—
Conversion of private placement convertible notes, carried at fair value	3,963	—
Shares issued for payment of outstanding debt	1,897	—
Shares issued for 1800 Diagonal Note conversions of debt	534	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

1. Organization

The Business

Banzai International, Inc. (the “Company,” or “Banzai,” "we," "us," or "our") was incorporated in Delaware on September 30, 2015. We are a leading enterprise SaaS Video Engagement platform used by marketers to power webinars, trainings, virtual events, and on-demand video content.

Effective on August 6, 2026, we began doing business under the trade name "Parabolic." This rebrand does not change our legal name, which remains Banzai International, Inc., and in connection with the rebrand, the trading symbols for our Class A common stock and redeemable warrants on The Nasdaq Capital Market changed from "BNZI" and "BNZIW" to "PARA" and "PARAW," respectively, effective on August 7, 2026.

Concurrently with the proposed rebranding, the Company also announced a new business unit structure designed to align leadership and go-to-market execution with its evolved vision. The Company’s operations will be organized into three business units: ConnectAndSell, the Company’s AI sales acceleration platform; Banzai, which will operate the Company’s Demio and OpenReel products; and CreateStudio, an AI-powered video content creation platform. Accordingly, the Company will reassess its operating and reportable segments, and reporting units during the third quarter 2026.

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

2. Going Concern

As of June 30, 2026, the Company had cash of approximately $0.6 million. For the six months ended June 30, 2026, the Company used approximately $9.4 million in cash for operating activities. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of June 30, 2026, the Company had an accumulated deficit of approximately $114.2 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year of the date these financial statements were issued.

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

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") as determined by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and applicable regulations of the Securities and Exchange Commission ("SEC") for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations of the SEC relating to interim financial statements. The December 31, 2025 balance sheet information was derived from the audited financial statements as of that date. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2025 included in the Company's Annual Report on Form 10-K, as filed with the SEC on March 31, 2026. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

The following table presents changes in the allowance for credit losses for the six months ended June 30, 2026:

Balance at December 31, 2025	$41
Change in provision for credit losses	(35)
Balance at June 30, 2026	$6

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common shareholders—basic and diluted	$(4,965)	$(7,928)	$(13,382)	$(11,572)

Denominator:
Weighted average shares—basic and diluted (in thousands)	1,627	96	1,176	79
Net loss per share attributable to common shareholders—basic and diluted	$(3.05)	$(82.58)	$(11.38)	$(146.48)

Securities that were excluded from loss per share as their effect would be anti-dilutive due to the net loss that could potentially be dilutive in future periods are as follows:

	As of June 30,
	2026	2025
Options	666	627
RSUs	22,919	10,820
Public warrant shares	1,150	1,150
GEM warrant shares	83	83
Common warrant shares	582,643	28,000
Placement agent warrant shares	223,071	1,585
Total	830,532	42,265

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

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management during the three months ended June 30, 2026 and 2025. The carrying amount of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue, and other current liabilities approximated their fair values as of June 30, 2026 and 2025.

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

4. Acquisitions

Vidello

On January 31, 2025, the Company closed a previously announced merger with Vidello Limited ("Vidello"), a private limited company registered in England and Wales (the "Vidello Merger"), pursuant to an Agreement and Plan of Merger (the "Vidello Merger Agreement"), dated December 19, 2024, by and among the Company, Vidello, and certain shareholders of Vidello (the "Vidello Shareholders"). At the closing, Vidello Shareholders transferred all the outstanding shares of Vidello to the Company, and Vidello became a direct and wholly owned subsidiary of the Company. At the closing, the Company paid to the Vidello Shareholders, $2,745 in cash (the "Vidello Cash Consideration"), whereby $2.5 million are withheld for indemnification expenses and other holdback provisions in accordance with the Vidello Merger Agreement, and issued 4,491 shares of Class A Common Stock (the "Share Consideration," together with the Cash Consideration, the "Vidello Closing Consideration"). The Company's primary reason for acquiring Vidello was to enhance revenue growth and strengthen the Company's competitive market position through cross selling opportunities. Vidello is a video hosting and marketing platform designed to help businesses manage, customize, and optimize their video content.

With respect to the holdback amount, this consists of three distinct components, being (1) the withholding of $1.0 million, as security for the obligations of Company Shareholders for a period of twelve months (the “Indemnification Holdback Amount”), (2) the withholding of $500 as security for the obligations of Company Shareholders to cooperate with best efforts and in good faith with to complete the transition, integration and related matters of Vidello's business with Parabolic, including, but not limited to (a) the transition of data of Vidello managed and/or held by Vidello to Parabolic, (b) certain services relating to the continued operations of Vidello, and (c) the training of certain employees of Parabolic regarding the operations of Vidello including any proprietary business processes and trade secrets following the Closing, during the six months following the Closing (the “Transition Holdback Period”), and (3) the withholding of $1.0 million subject to certain revenue related conditions being met during the 180 day period following the Closing (the “Revenue Holdback Amount” and together with the Indemnification Holdback Amount and the Transition Holdback Amount, the “Holdback Amount”).

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

Goodwill recognized is not expected to be deductible for tax purposes. We believe that in this acquisition goodwill represents the value of Vidello's existing products, combined with the added business synergies of integrating with the existing Parabolic products and customer base.

All intangible assets acquired are subject to amortization and their associated estimated useful lives are as follows:

Estimated
Intangible Assets	Useful Life
Customer relationships	6 years
Trade name	10 years
Developed technology	7 - 8 years

Net income in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 includes net income of approximately $163 and $484, respectively, of Vidello from the date of acquisition to June 30, 2025.

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

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

	For the Six Months Ended June 30,
	2026	2025
Revenue	$4,969	$6,736
Cost of revenue	971	1,350
Operating expenses	14,164	15,166
Total other expenses (income), net	3,349	1,982
Loss before income taxes attributable to common stockholders	(13,515)	(11,762)

5. Related Party Transactions

Debt Restructuring Agreement with CP BF

On September 5, 2024, the Company and CP BF agreed to amend the outstanding balance of all debt previously in the form of one term note and two convertible notes into one consolidated convertible note. The consolidated convertible note was issued on September 23, 2024. Additionally on September 23, 2024, the Company and CP BF entered into a share purchase agreement where the Company issued equity in the form of common stock, common stock warrants and pre-funded warrants to CP BF for the reduction of $2 million of debt under the consolidated convertible note. See Note 11 – Debt, for further details related to the transaction and associated balances.

6. Revenue

Revenue is generated through the Company providing marketing and webinar platform subscription software service for a set period of time. The Company’s services include providing end-to-end video engagement solutions that provide a fast, intuitive and powerful platform of marketing tools that create more intent-driven videos, webinars, virtual events and other digital and in-person marketing campaigns. As noted within the statements of work and/or invoices, agreements range from monthly, to annual, to multi-year and we generally have net 30-day payment terms with the payment made directly through check or electronic means. Management believes its exposure to credit risk is sufficiently mitigated by collection through credit card sales or direct payment from established clients.

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

Reach

While the Reach product is in the process of being phased out, the Company continues to generate revenues from the product. The Reach product provides a multi-channel targeted audience acquisition (via Reach) to bolster engagement and Return on Investment (ROI). Reach enables marketing teams to create winning webinars and virtual and in-person events that increase marketing efficiency and drive additional revenue. Software products are provided to Reach customers for a range of simultaneous events and registrations within a specified time frame at a specified established price. The performance obligations identified include access to the suite and platform, within the parameters established, and within the standards established in the agreement. Contracts include a standalone selling price for the number of simultaneous published events as a performance obligation. There are no financing components and payments are typically net 30 of date or receipt of invoice. It is nearly 100% certain that a significant revenue reversal will not occur. The Company recognizes revenue for its sale of Reach services over time which corresponds with the timing the service is rendered.

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

Service Trade Revenue

The Company has one customer for which the customer is also a vendor. For this one customer, the Company exchanged services for approximately $62 and $177, during the six months ended June 30, 2026 and 2025, respectively.

Disaggregation of Revenue

The following table summarizes revenue by region based on the billing address of customers for the periods presented:

	Three Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas	$1,675	74%	$2,390	76%
Europe, Middle East and Africa (EMEA)	463	20%	556	18%
Asia Pacific	135	6%	181	6%
Total	$2,273	100%	$3,127	100%

	Six Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Americas	$3,745	75%	$5,002	77%
Europe, Middle East and Africa (EMEA)	949	19%	1,112	17%
Asia Pacific	275	6%	392	6%
Total	$4,969	100%	$6,506	100%

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

The following table summarizes accounts receivable, net as of the dates presented:

Balance – December 31, 2025	709
Balance – June 30, 2026	399

Costs to Obtain a Contract

The following summarizes the activity related to costs to obtain a contract during the periods presented:

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

Balance – December 31, 2025	$96
Commissions incurred	161
Deferred commissions recognized	(103)
Balance – March 31, 2026	$154
Commissions incurred	77
Deferred commissions recognized	(92)
Balance – June 30, 2026	$139

Balance – December 31, 2024	$32
Commissions incurred	57
Deferred commissions recognized	(50)
Balance – March 31, 2025	$39
Commissions incurred	40
Deferred commissions recognized	(26)
Balance – June 30, 2025	$53

Deferred Revenue

Deferred revenue represents amounts that have been collected in advance of revenue recognition and is recognized as revenue when transfer of control to customers has occurred or services have been provided. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable revenue agreements. Differences between the revenue recognized per the below schedule, and the revenue recognized per the consolidated statement of operations, reflect amounts not recognized through the deferred revenue process, and which have been determined to be insignificant. For the six months ended June 30, 2026 and the year ended December 31, 2025, the Company recognized $2,914 and $3,868 in revenue that was included in the prior year deferred revenue balance, respectively.

The change in total deferred revenue was as follows for the periods indicated:

	Six Months Ended	Year Ended
	June 30, 2026	December 31, 2025
Total deferred revenue, beginning of period	$3,736	$4,052
Billings	4,411	9,487
Revenue recognized (prior year deferred revenue)	(2,914)	(3,868)
Revenue recognized (current year deferred revenue)	(2,054)	(6,383)
Acquired deferred revenue of Vidello (see Note 4 – Acquisitions)	—	448
Total deferred revenue, end of period	$3,179	$3,736

7. Fair Value Measurements

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the periods ended June 30, 2026 and the year ended December 31, 2025. The carrying amount of accounts payable approximated fair value as they are short term in nature.

Fair Value on a Recurring Basis

The Company follows the guidance in FASB ASC 820, Fair Value Measurement for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

Description	Level	June 30, 2026	December 31, 2025
Assets:
Bifurcated embedded derivative asset – related party	3	$—	$9
Definite-lived intangibles (1)	3	7,434	8,027
Goodwill (1)	3	21,992	21,992
Liabilities:
Warrant liabilities – public	1	—	—
GEM warrant liabilities	3	—	—
Earnout liability (Note 4)	3	500	991
Yorkville convertible note	3	—	1,200
Agile term notes	3	70	1,728
1800 Diagonal convertible notes	3	754	747
Private Placement Convertible Notes	3	484	1,856
Private Placement Warrants	3	1,699	296
Bifurcated embedded derivative liability – related party	3	34	—
Boot Capital note	3	64	116
TVT Capital note	3	601	—

(1) For assets and liabilities that are measured at fair value on the acquisition date, see Note 4 – Acquisitions.

Warrant Liability - Public Warrants

The following table summarizes the changes in the fair value of the Public Warrants liability for the six months ended June 30, 2026. See also Note 12 – Warrant Liabilities.

Public Warrants
Balance at December 31, 2025	$—
Change in fair value	—
Balance at June 30, 2026	$—

Warrant Liability - GEM Warrants

The measurement of fair value of the GEM Warrants was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance, including share price, exercise price, term, volatility, risk-free rate, probability of dilutive term of three years, and expected time to conversion. See also Note 12 – Warrant Liabilities.

The following table summarizes the changes in the fair value of the GEM Warrants liability for the six months ended June 30, 2026:

GEM Warrants
Balance at December 31, 2025	$—
Change in fair value	—
Balance at June 30, 2026	$—

Yorkville Convertible Notes

The measurement of fair value of the Yorkville convertible notes were determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance, including the Company's share price, remaining term, volatility, risk-free rate, market interest rate, and probability of optional redemption). See also Note 11 – Debt.

The following table summarizes the changes in the fair value of the Yorkville convertible notes for the six months ended June 30, 2026:

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

Yorkville Convertible Note
Balance at December 31, 2025	$1,200
Repayment in cash of Yorkville convertible notes	(1,218)
Change in fair value	18
Balance at June 30, 2026	$—

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

The related party CP BF Convertible Note has an embedded redemption put feature upon a Prepayment and Default Interest triggering events that are unrelated to the creditworthiness of the Company are not clearly and closely related to the debt host instrument, were separated and bundled together as a derivative ("Derivative") and assigned probabilities of being affected and initially measured at fair value in the amount of $12. The fair value of the Derivative was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the Derivative and the plain vanilla maturity scenario without a Derivative

The following table summarizes the changes in the fair value of the Derivative asset (liability) for the six months ended June 30, 2026, relating to the Convertible Note to CP BF issued on September 23, 2024:

Derivative Asset (Liability)
Balance at December 31, 2025 - Bifurcated embedded derivative asset – related party	$9
Change in fair value	(43)
Balance at June 30, 2026 - Bifurcated embedded derivative liability – related party	$(34)

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

The following tables summarize the ranges of inputs to and the changes in the fair value of the Private Placement Warrant liability for the six months ended June 30, 2026:

Key Inputs	June 30, 2026

Stock price	$3.02
Contractual term (years)	2.00 - 4.62
Risk-free rate	4.10% - 4.14%
Volatility(1)	127.1% - 134.4%
Exercise Price	$3.30
Dividend yield	0.00%

Private Placement Warrants
Balance at December 31, 2025	$296
Loss on issuance – February Warrant	559
Change in fair value	844
Balance at June 30, 2026	$1,699

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at the dates indicated:

	June 30, 2026	December 31, 2025
Prepaid expenses and other current assets:
Prepaid software costs	$213	$154
Service trade	52	114
Employee receivable	28	13
Prepaid insurance costs	214	7
Prepaid commissions	140	96
Prepaid merchant fees	64	61
Other current assets	41	—
Total prepaid expenses and other current assets	$752	$445

9. Goodwill and Intangible Assets, Net

The following is a summary of goodwill by reportable segment as of and for the six months ended June 30, 2026:

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

	Banzai Operating Co.	Vidello	OpenReel	Consolidated
Goodwill – December 31, 2025	$2,172	$3,019	$16,801	$21,992
Goodwill – June 30, 2026	$2,172	$3,019	$16,801	$21,992

Intangible Assets

Intangible assets subject to amortization consist of the following:

	Estimated Useful Life (years):	June 30, 2026
Customer relationships	6 - 7	$1,140
Trade name	10 - 15	1,637
Technology	6 - 8	6,425
Intangible assets, gross		9,202
Less: Accumulated amortization		(1,768)
Intangible assets, net		$7,434

Total amortization expense related to intangible assets was $607 for the six months ended June 30, 2026. Expected amortization expense is as follows:

Remainder of 2026	$608
2027	1,215
2028	1,215
2029	1,215
2030	1,206
Thereafter	1,975
Total	$7,434

10. Accrued and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at the dates indicated:

	June 30, 2026	December 31, 2025
Accrued expenses and other current liabilities:
Accrued accounting and professional services costs	$1,287	$2,365
Sales tax payable	184	251
Excise tax payable	224	224
Provision for tax payable	569	578
Accrued payroll and benefit costs	683	440
Accrued legal costs	154	168
Accrued subscription costs	47	53
Accrued streaming service costs	214	51
Other current liabilities	119	224
Total accrued expenses and other current liabilities	$3,481	$4,354

11. Debt

Convertible notes

Promissory Note - GEM

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

On February 5, 2024, the Company and GEM entered into a settlement agreement (the “GEM Settlement Agreement”), pursuant to which (a) the Company and GEM agreed to (i) settle the Company’s obligations under and terminate the binding term sheet entered into between Legacy Parabolic and GEM, dated December 13, 2023, and (ii) terminate the share repurchase agreement, dated May 27, 2022, by and among the Company and GEM, and (b) the Company (i) agreed to pay GEM $1.2 million in cash within three business days of the GEM Settlement Agreement and (ii) issued to GEM, on February 5, 2024, an unsecured promissory zero coupon note in the amount of $1.0 million, payable in monthly installments of $100 beginning on March 1, 2024, with the final payment to be made on December 1, 2024 (the “GEM Promissory Note”). The Company paid GEM the $1.2 million in cash in February 2024.

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

Yorkville Convertible Notes

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

The Yorkville Promissory Notes have a maturity date (as modified by the Floor Price Reduction Agreement) of January 17, 2025, and accrue interest at 0% per annum, subject to an increase to 18% per annum upon events of default as defined in the agreement. As of June 30, 2026, no events of default have occurred.

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

On October 6, 2025, the Company issued an Advance Notice to Yorkville pursuant to the SEPA in which the Company requested the purchase of 5,750 shares of the Company's Class A Common Stock at a purchase price of $61.60 for a total purchase price of $354 to be applied against the outstanding Yorkville Convertible Notes. Upon settlement on October 8, 2025, the Company issued 5,750 shares of Class A Common Stock to Yorkville.

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

Term and Convertible notes - related party (CP BF)

During 2021, the Company entered into a loan agreement with CP BF Lending, LLC (“CP BF”) comprised of a Term Note and a Convertible Note. The Term Note bears cash interest at a rate of 14% per annum paid monthly and accrued interest payable-in-kind (“PIK”) cumulatively at 1.5% per annum. The outstanding principal balance of the Term Note together with accrued and unpaid interest thereon, unpaid fees and expenses and any other Obligations then due, shall be paid on February 19, 2025 (“Loan Maturity Date”). The Convertible Note accrues PIK interest cumulatively at a rate of 15.5% per annum, and is convertible into Class A Common Stock upon Qualified Financing (as defined in the agreement), upon a Change of Control (as defined in the agreement), upon Prepayment, or at Maturity at a conversion price, which was $50.00 per unit at June 30, 2026. If not sooner converted or prepaid, the Convertible Note principal together with accrued and unpaid interest thereon, unpaid fees and expenses and any other Obligations then due, shall be paid on the Loan Maturity Date.

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

The effective interest rate for the 2024 CP BF Convertible Note was approximately 15.4% as of June 30, 2026. Interest expense on the 2024 CP BF Convertible Note totaled $194 and $396 for the three and six months ended June 30, 2026, respectively.

The following table presents the 2024 CP BF Convertible Note as of June 30, 2026 and December 31, 2025:

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

	As of
	June 30, 2026	December 31, 2025
Face value of the CP BF convertible notes	$8,759	$8,759
Debt premium, net	—	—
Carrying value of the CP BF convertible notes	8,759	8,759
Accrued interest	1,954	1,558
Prepayments made	(5,012)	(5,012)
Conversions	(949)	(382)
Total CP BF convertible notes and accrued interest	$4,752	$4,923

CP BF Letter Agreement - October 2025

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

CP BF Letter Agreement - May 2026

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

Notes payable, carried at fair value

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

On June 12, 2025, the Company issued a subordinated secured promissory note (the “June Agile Note”) for an aggregate principal amount of $263 and received net proceeds of $250, after administrative agent fees of $13 paid to Agile Funding. The June Agile note has a maturity date of December 15, 2025 and bears interest at a rate of 48%.

On March 30, 2026, the Company issued a subordinated secured promissory note (the “March 2026 Agile Note”) for an aggregate principal amount of $90 and received net proceeds of $85, after administrative agent fees of $5 paid to Agile Funding. The March 2026 Agile note has a maturity date of October 27, 2026 and bears interest at a rate of 44%.

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

The collateral under the July and September Subordinated Business Loan and Security Agreements consist of all of the Company’s goods, accounts, equipment, inventory, contract rights or rights to payment of money, leases, license agreements, franchise agreements, general intangibles (including intellectual property), commercial tort claims, documents, instruments (including any promissory notes), chattel paper (whether tangible or electronic), cash, deposit accounts and other collateral accounts, all certificates of deposit, fixtures, letters of credit rights, securities, and all other investment property, supporting obligations, and financial assets. Upon any Changes in Business or Management, Ownership (as defined in the agreements) or upon an Event of Default (as defined in the agreements), each of the July Agile Note and/or the September Agile Note then-outstanding will become accelerated and the Company shall immediately pay to Agile an amount equal to the sum of (i) all outstanding principal of the term loan plus accrued and unpaid interest thereon accrued through the prepayment date, (ii) a Prepayment Fee (as defined in the agreements), plus (iii) all other obligations that are due and payable, including, without limitation, incremental interest at the Default Rate of 5.0% (as defined in the agreements). Additionally, the Company may voluntarily prepay the July Agile Note and/or the September Agile Note, in accordance with their terms, in whole or in part at any time. On the date of such prepayment of any principal amounts, the Company will owe to Agile a Prepayment Fee comprising

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

a make-whole premium payment on account of such principal amount prepaid, which shall be equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the maturity date of the respective note, as described above.

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

Between January 27, 2026 and June 25, 2026, the Company entered into multiple exchange agreements with Agile on substantially similar terms as the Agile Exchange Agreement pursuant to which the Company issued an aggregate of 303,451 shares of its Class A common stock at conversion prices per share ranging from $2.95 to $23.60 in exchange for a reduction of $1,839 in the outstanding balance of the March Agile Note. Following these exchanges, the outstanding balance of the March Agile Note was fully extinguished.

Interest expense on the Agile Notes totaled $17 and $450 for the three and six months ended June 30, 2026, respectively.

The following presents the Agile Notes for the six months ended June 30, 2026:

Agile Term Notes
Balance at December 31, 2025	$1,728
Issuance of Agile term notes	90
Loss on issuance	30
Loss on extinguishment	58
Repayments in cash	(52)
Conversions	(1,897)
Change in fair value	113
Balance at June 30, 2026	$70

Outstanding principal balance as of June 30, 2026	$55
Accrued interest as of June 30, 2026	$—

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

On May 4, 2026, the Company issued the thirteenth promissory note (the “1800 Diagonal Note #13”) for an aggregate principal amount of approximately $206 and received net proceeds of approximately $150, after discount and transaction fees. The note has a maturity date of January 30, 2027, and bears interest at 14%.

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

The August, September, December, February, April, May, July, September 2025, November, December 2025, Note #11, Note #12 and Note #13 described above are together referred to as the “1800 Diagonal Notes.” Interest on the 1800 Diagonal Notes accrues commencing on and including the issuance date pursuant to the respective agreement's repayment and amortization schedule.

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

Interest expense on the 1800 Diagonal Notes totaled approximately $57 and $172 for the three and six months ended June 30, 2026, respectively.

The following table presents the 1800 Diagonal Notes for the six months ended June 30, 2026:

1800 Diagonal
Balance at December 31, 2025	$747
Issuance of convertible notes	571
Loss on debt issuance	16
Repayments in cash	(243)
Change in fair value	184
Conversions	(521)
Balance at June 30, 2026	$754

Outstanding principal balance as of June 30, 2026	$619
Accrued interest as of June 30, 2026	$78

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

On June 30, 2025, the parties conducted the initial closing pursuant to the terms of the Purchase Agreement and the Company issued an initial Note (the "June 3i Note") and an initial warrant ("June Warrant") to acquire shares of the Company's Class A Common Stock. The parties conducted subsequent closings on August 19, 2025, October 8, 2025, and February 13, 2026 and the Company issued additional notes and warrants (the "August 3i Note" and the "August Warrant," the "October 3i Note" and the "October Warrant," and the "February 3i Note" and "February Warrant," respectively). The following table presents the maturity date, the original principal amount, the net proceeds received by the Company after original issue discount ("OID") and issuance fees and costs, the initial conversion price per share, and the initial conversion floor price per share at the date of closing for each Note, and the number of warrants and the initial exercise price per share for each Buyer Warrant associated with the Private Placement Offering:

	Private Placement Convertible Notes						Private Placement Warrants
Closing Date	Note Issued by the Company	Maturity Date of the Note	Original Principal Amount of the Note	Net Proceeds Received by the Company	Initial Conversion Price per Share	Initial Conversion Floor Price per Share	Warrants Issued by the Company	Number of Buyer Warrants Issued by the Company	Initial Buyer Warrant Exercise Price per Share
June 30, 2025	June 3i Note	June 30, 2026	$2,200	$1,725	$50.00	$2.20	June Warrant	3,357	$50.00
August 19, 2025	August 3i Note	September 19, 2026	2,200	$1,762	$50.00	$22.00	August Warrant	6,306	$50.00
October 8, 2025	October 3i Note	October 8, 2026	2,500	$2,011	$50.00	$12.40	October Warrant	20,000	$50.00
February 13, 2026	February 3i Note	February 13, 2027	2,333	$1,879	$22.20	$5.080	February Warrant	21,021	$22.20
Total			$9,233	$7,377				50,684

The Private Placement Convertible Notes were issued with an OID of 10.0% and accrue interest at a rate of 10.0% per annum. The net proceeds received by the Company are after the OID and issuance fees and costs, financial advisory fees and estimated offering expenses. The Private Placement Convertible Notes mature twelve (12) months from the respective date of issuance, unless extended pursuant to the terms thereof. The Notes are convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to quotient of the Conversion Amount divided by (y) the Conversion Price (the “Conversion Rate”). At no time may the Buyer hold more than 4.99% (or up to 9.99% at the election of the Buyers pursuant to the Notes) of the outstanding Common Stock. The Private Placement Convertible Notes have a respective conversion price that is subject to a floor price. In certain pricing conditions set by the conversion formula in the agreement, a conversion may result in the Company delivering both shares and cash to the Buyer. The Company intends to use the net proceeds received from the Private Placement Offering for general corporate purposes and working capital.

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

Between January 7, 2026 and February 10, 2026, the Buyer exercised its contractual conversion option multiple times under the August 3i Note and received an aggregate of 36,667 shares of Class A Common Stock at a conversion price per share of $22.20 in satisfaction of $807 of the Company's obligations under the August 3i Note.

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

Interest expense on the Private Placement Convertible Notes totaled approximately $19 and $201 for the three and six months ended June 30, 2026, respectively.

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

The following table presents the Private Placement Convertible Notes as of June 30, 2026:

3i, LP Notes
Balance as of December 31, 2025	$1,856
Issuance of Private Placement Convertible Notes	2,121
Loss on debt issuance	1,039
Change in fair value	(569)
Conversions	(3,963)
Balance as of June 30, 2026	$484

Outstanding principal balance as of June 30, 2026	$440
Accrued interest as of June 30, 2026	$44

Boot Capital Convertible Note

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

Interest expense on the Boot Capital Note totaled approximately $11 and $21 for the three and six months ended June 30, 2026, respectively.

The following table presents the Boot Capital Convertible Note as of June 30, 2026:

Boot Capital
Balance at December 31, 2025	$116
Repayments in cash	(66)
Change in fair value	14
Balance at June 30, 2026	$64

Outstanding principal balance as of June 30, 2026	$59
Accrued interest as of June 30, 2026	$—

Venture Issuance and Payoff

On March 31, 2026, the Company executed a promissory note ("Venture Note") for an aggregate principal amount of approximately $487 and on April 8, 2026 received net proceeds of approximately $333, after discount and transaction fees. The note has a maturity

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

date of August 18, 2026, and bears interest at 198.5% per annum. The Company paid off this note on May 6, 2026. Interest expense on the Venture Note totaled approximately $110 and $110 for the three and six months ended June 30, 2026, respectively.

TVT Capital Promissory Note

On April 28, 2026, the Company executed a promissory note ("TVT Note") for an aggregate principal amount of approximately $834 and received net proceeds of approximately $579, after discount and transaction fees. The note has a maturity date of January 5, 2027, and bears interest at 106.71% per annum.

Interest expense on the TVT Note totaled approximately $58 and $58 for the three and six months ended June 30, 2026, respectively.

The following table presents the TVT Capital Promissory Note as of June 30, 2026:

TVT Capital
Balance at December 31, 2025	$—
Issuance of term notes	600
Loss on debt issuance	162
Repayments in cash	(185)
Change in fair value	24
Balance at June 30, 2026	$601

Outstanding principal balance as of June 30, 2026	$472
Accrued interest as of June 30, 2026	$—

12. Warrant Liabilities

Public Warrants

The Company assumed Public Warrants in the Merger, exercisable into 1,150 shares of Common Stock of the Company, and which remained outstanding as of June 30, 2026. The Public Warrants have an exercise price of $115,000.00 per share, subject to adjustments, and will expire five years from the Merger Closing Date (in December 2028). The exercise price and number of shares of Class A Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation.

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

GEM Financing Arrangement

In association with the GEM Letter, see Note 11 – Debt for further details, at Closing, the GEM Warrant automatically became an obligation of the Company, and on December 15, 2023, the Company issued the GEM Warrant granting GEM the right to purchase 83 shares at an exercise price of $65,120.00 per share. GEM may exercise the GEM Warrant at any time and from time to time until December 14, 2026. The terms of the GEM Warrant provide that the exercise price of the GEM Warrant, and the number of shares of Class A Common Stock for which the GEM Warrant may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of our Common Stock resulting from stock splits, reverse stock splits, consolidations, combinations and reclassifications. Additionally, the GEM Warrant contains weighted average anti-dilution provisions that provide that if the Company issues shares of Common Stock, or securities convertible into or exercisable or exchange for, shares of Common Stock at a price per share that is less than 90% of the exercise price then in effect or without consideration, then the exercise price of the GEM Warrant upon each such issuance will be adjusted to the price equal to 105% of the consideration per share paid for such Common Stock or other securities. In the event of a Change of Control, if the Surviving Corporation does not have registered class of equity securities and common shares listed on a U.S. national securities exchange, then the Holder is entitled to receive one percent of the total consideration received by the Company’s stockholders and the GEM Warrants will expire upon payment. Upon the closing of the OpenReel Merger, the exercise price of the GEM Warrants were adjusted to the price equal to 105% of the consideration per share paid which resulted in a strike price of $366.00.

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

13. Commitments and Contingencies

Leases

The Company has an operating lease for its office space. Supplemental cash flow information related to leases are as follows:

	For the Six Months Ended June 30,
Supplemental cash flow information:	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Non-cash lease expense (operating cash flow)	$14	$11
Change in lease liabilities (operating cash flow)	(14)	(11)

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

Repayment Agreement with Donnelley Financial LLC

On September 13, 2024, the Company entered into a Repayment Agreement with Donnelley Financial LLC (“Donnelley”) for previously provided services (the “Donnelley Repayment Agreement”). Under the Donnelley Repayment Agreement, the Company’s outstanding fees have been lowered from $1,072 to $357 (the “Donnelley Unpaid Fee”). The Donnelley Unpaid Fee will be paid in 12 monthly installments, with the first monthly payment of $45 due on October 1, 2024; the remaining 11 payments shall each be in the amount of $28. Under the Donnelly Repayment Agreement, the original outstanding fee balance shall become immediately due and payable upon the occurrence of certain events, including failure to make a payment of the Donnelly Unpaid Fee when due and failure to pay for any additional services. As such, in accordance with ASC 470-60, no gain on settlement will be recorded until all payments have been made as required and the potential obligation to pay the amounts written off are eliminated. The Company made all required payments as of June 30, 2026 and accordingly recognized a gain on settlement of $0.7 million, recognized within gain on extinguishment of liabilities on the unaudited condensed consolidated statements of operations during the three months ended June 30, 2026.

Repayment Agreement with Verista Partners, Inc.

On August 26, 2024, the Company entered into a Repayment Agreement with Verista Partners, Inc. aka Winterberry Group, (“Verista” or “Winterberry”) for previously provided services (the “Verista Repayment Agreement”). Under the Verista Repayment Agreement, the Company’s outstanding fees are $197 (the “Verista Unpaid Fee”). The Company and Verista have agreed that the Verista Unpaid Fee will be repaid with $67 worth of shares of the Company, and $130 in 16 equal cash installment payments of $8 beginning on October

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

1, 2024, and on the first day of each month thereafter through January 1, 2026. As of June 30, 2026, the Company had issued 150 shares and made aggregate installment payments of $78 to Verista. The remaining unpaid balance of $46 is included in Accounts Payable on the condensed consolidated balance sheets as of June 30, 2026.

Payment to Act-On

On January 22, 2025, the Company announced its entry into an Agreement and Plan of Merger with Act-On Software, Inc. and on June 6, 2025, Act-On served Banzai with a notice of termination to terminate the Merger Agreement and any related agreements, and accordingly, the Company was required to pay certain termination fees including $500 in liquidated damages to cover certain transaction expenses that Act-On incurred in connection with the proposed merger, and $882 in additional interest and extension fees associated with one of Act-On’s outstanding debts that the Company had intended to payoff in connection with the proposed merger. As of June 30, 2025, the Company had paid the total amount owed of approximately $1.4 million to Act-On.

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

14. Equity

The Company’s capital stock consists of Class A Common Stock, Class B Common Stock, Preferred Stock and Series FE Preferred Stock. All classes of stock have a par value of $0.0001 per share. The table below sets forth information about the Company’s equity, as of June 30, 2026:

	Authorized	Issued	Outstanding
Preferred Stock	75,000,000	—	—
Series FE Preferred Stock	1	—	—
Class A Common Stock	250,000,000	2,656,723	2,656,723
Class B Common Stock	25,000,000	33,856	33,856
Total	350,000,001	2,690,579	2,690,579

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

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

During the six months ended June 30, 2026, the Company issued Advance Notices to Yorkville pursuant to the SEPA requesting the purchase of shares of the Company’s Class A common stock subject to both the Option 1 Pricing Period (the “Option 1 Advances”) and the Option 2 Pricing Period (the “Option 2 Advances”).

During the six months ended June 30, 2026, the Company requested the purchase of a total of 1,088,150 shares of the Company’s Class A common stock in connection with the Option 1 Advances, which Yorkville purchased for a total purchase price of approximately $4,736. The Company recognized a loss of approximately $189 on the sales during the six months ended June 30, 2026, which represents the difference between the fair value of the shares issued and the proceeds received from the sales.

During the six months ended June 30, 2026 the Company requested the purchase of a total of 140,000 shares of the Company’s Class A common stock in connection the Option 2 Advances. The issuance of the Advance Notices subject to the Option 2 Pricing Period represents the creation of forward share sales contracts, which were determined to meet the definition of a derivative pursuant to ASC 815. As such, upon issuance of the Advance Notices for the Option 2 Advances, the Company recognized derivative liabilities totaling approximately $38 in the aggregate, the fair values of which represented the intrinsic value of the requested number of shares of Class A common stock on the Advance Notice dates. The Company recognized a loss of approximately $38 during the six months ended June 30, 2026 representing the change in fair value of the derivative liabilities during the period from the Advance Notice dates and the settlement dates of the Option 2 Advances. Upon settlement of the Option 2 Advances, the Company sold an aggregate of 140,000 shares of the Company’s Class A common stock to Yorkville for total proceeds of approximately $755.

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

During the six months ended June 30, 2026, the Company issued 107,258 shares under the ATM Agreement for net proceeds of approximately $2,636.

Shares Issued to Hudson

On January 3, 2025, the Company issued 750 restricted shares of its Common Stock, with a determined fair value of $232, partially in exchange for the business advisory services outlined in the consulting agreement with Hudson Global Ventures, LLC, a Nevada limited liability company ("Hudson"). On April 25, 2025, July 1, 2025, and September 3, 2025, the Company issued 2,000, 1,180, and 2,600, respectively, restricted shares of its Class A Common Stock to Hudson, in exchange for certain business advisory services as outlined in a consulting agreement with Hudson, executed on April 1, 2025.

Shares Issued to Verista

On August 26, 2024, the Company issued 150 shares of its Common Stock, with a determined fair value of $50, in partial settlement of amounts owing to Verista. Refer to Note 13 – Commitments and Contingencies for further detail.

Shares Issued for Vidello Acquisition

As disclosed above, on January 31, 2025, the Company closed the previously announced merger with Vidello. As part of the consideration paid to the Vidello Shareholders, the Company issued 4,491 shares of Class A Common Stock, with a determined fair value of $1,662. Refer to Note 4 – Acquisitions for further detail.

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

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

15. Stock-Based Compensation

A summary of stock option activity under the 2023 Equity Incentive Plan ("Plan") during the six months ended June 30, 2026 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2025	673	$9,131.98	8.64	$—
Forfeited	(7)	1,924.29	—	—
Outstanding at June 30, 2026	666	$9,347.03	7.95	$—
Exercisable at June 30, 2026	222	$15,051.85	7.21	$—

For the three months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense related to stock options of $23 and $50, which is included in general and administrative expense. As of June 30, 2026 and 2025, $203 and $191 of unrecognized compensation expense related to non-vested awards is expected to be recognized over the weighted average period of 8.87 and 9.25 years, respectively. The aggregate intrinsic value is calculated as the difference between the fair value of the Company’s stock price and the exercise price of the options.

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

A summary of the RSU activity during the six months ended June 30, 2026 is as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	20,699	$115.11
Granted	44,590	21.96
Vested	(42,129)	40.92
Forfeited	(241)	217.30
Outstanding at June 30, 2026	22,919	$69.17

For the three months ended June 30, 2026 and 2025, the Company recorded total stock-based compensation expense related to RSUs of $1,065 and $1,043, respectively, which is included in general and administrative expense. As of June 30, 2026 and 2025, unrecognized compensation cost related to the grant of RSUs was $1,542 and $191, respectively. Unvested outstanding RSUs as of June 30, 2026 and 2025 had a weighted average remaining vesting period of 1.73 and 2.25 years, respectively.

CEO Award

In November 2025, the Board granted an equity award to the Company’s CEO ("CEO Award") that includes a market condition based on specified market capitalization thresholds ranging from $15.0 million to $30.0 million, which result in stock grants ranging from $250 to $750, up to $2.0 million in the aggregate. At inception, the CEO Award was equity-classified and the grant-date fair value was estimated using a Monte Carlo simulation model, using historical volatility as a key input. On April 2, 2026 the Company modified the terms of the CEO Award and issued 22,300 shares of Class B Common Stock to the Company’s CEO, of which, approximately 14,867 shares relate to a tranche of the CEO Award vesting upon achieving a market capitalization threshold, and the remaining 7,433 shares relate to the CEO's 2025 bonus payment. The Company recognized $324 and $541 of stock-based compensation expense related to this award for the three and six months ended June 30, 2026, respectively.

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

16. Income Taxes

The Company estimates an annual effective tax rate of 19% for the year ended December 31, 2026. The effective tax rate for the six months ended June 30, 2026 is 0.63%. The effective tax rate is due to the Company’s operations in England and Wales derived by the Vidello Merger. The Vidello operations in England and Wales are subject to a statutory corporate tax rate of 25%. Due to the Company’s history of net losses from historical operations in the U.S., there is no income tax benefit being recorded in relation to the Company’s pre-tax book loss in the U.S. taxing jurisdiction. Therefore, no U.S. federal or state income taxes are expected, and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At June 30, 2026, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

17. Segment Reporting

The Company has three reportable operating segments, Banzai Operating, OpenReel, and Vidello. The Company’s segments deliver SaaS tools that leverage data, analytics, and AI to provide marketing and sales solutions, including video production and editing, for businesses of all sizes.

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

The table below presents information about segments for the three months ended June 30, 2026:

Three months ended June 30, 2026
	Banzai Operating	OpenReel	Vidello	Total Consolidated
Revenue	$1,010	$1,036	$227	$2,273
Cost of revenue	351	55	44	450
Gross profit	659	981	183	1,823

Expenses
People	1,965	843	135	2,943
Marketing and advertising	125	12	180	317
Technology	166	35	17	218
Other segment expenses[1]	(10)	35	3	28
Total expenses	2,246	925	335	3,506
Segment Adjusted EBITDA	(1,587)	56	(152)	(1,683)
Transaction, public company expenses and stock-based compensation	2,400	—	—	2,400
Adjusted EBITDA	$(3,987)	$56	$(152)	$(4,083)

1 Other segment expenses for each reportable segment includes travel and entertainment expenses, professional expenses other than those included in transaction and public company expenses, and the SEPA commitment fee expense and deferred fee expense.

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

The table below presents information about segments for the six months ended June 30, 2026:

Six months ended June 30, 2026
	Banzai Operating	OpenReel	Vidello	Total Consolidated
Revenue	$2,036	$2,412	$521	$4,969
Cost of revenue	741	119	111	971
Gross profit	1,295	2,293	410	3,998

Expenses
People	3,909	1,876	254	6,039
Marketing and advertising	409	63	293	765
Technology	346	72	30	448
Other segment expenses[1]	174	71	7	252
Total expenses	4,838	2,082	584	7,504
Segment Adjusted EBITDA	(3,543)	211	(174)	(3,506)
Transaction, public company expenses and stock-based compensation	6,052	—	—	6,052
Adjusted EBITDA	$(9,595)	$211	$(174)	$(9,558)

1 Other segment expenses for each reportable segment includes provision for credit losses, foreign currency exchange rate changes, travel and entertainment expenses, professional expenses other than those included in transaction and public company expenses, insurance expenses, and expenses related to licenses.

The table below presents information about segments for the three months ended June 30, 2025:

Three months ended June 30, 2025
	Banzai Operating	OpenReel	Vidello	Total Consolidated
Revenue	$1,011	$1,387	$729	$3,127
Cost of revenue	368	78	108	554
Gross profit	643	1,309	621	2,573

Expenses
People	1,143	1,261	86	2,490
Marketing and advertising	198	18	172	388
Technology	251	64	22	337
Other segment expenses[1]	201	26	71	298
Total expenses	1,793	1,369	351	3,513
Segment Adjusted EBITDA	(1,150)	(60)	270	(940)
Transaction, public company expenses and stock-based compensation	3,476	22	102	3,600
Adjusted EBITDA	$(4,626)	$(82)	$168	$(4,540)

1 Other segment expenses for each reportable segment includes travel and entertainment expenses, professional expenses other than those included in transaction and public company expenses, and the SEPA commitment fee expense and deferred fee expense. The expense classification for 2025 has been recast to conform to the current year expense classification.

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

The table below presents information about segments for the six months ended June 30, 2025:

Six months ended June 30, 2025
	Banzai Operating	OpenReel	Vidello[1]	Total Consolidated
Revenue	$2,171	$2,828	$1,507	$6,506
Cost of revenue	745	152	263	1,160
Gross profit	1,426	2,676	1,244	5,346

Expenses
People	2,437	2,383	86	4,906
Marketing and advertising	387	57	310	754
Technology	530	123	52	705
Other segment expenses[2]	403	49	215	667
Total expenses	3,757	2,612	663	7,032
Segment Adjusted EBITDA	(2,331)	64	581	(1,686)
Transaction, public company expenses and stock-based compensation	7,087	324	103	7,514
Adjusted EBITDA	$(9,418)	$(260)	$478	$(9,200)

1 The Vidello acquisition occurred on January 31, 2025 (refer to Note 4 – Acquisitions and therefore does not represent activity for the full six month period in 2025.

2 Other segment expenses for each reportable segment includes travel and entertainment expenses, professional expenses other than those included in transaction and public company expenses, and the SEPA commitment fee expense and deferred fee expense. The expense classification for 2025 has been recast to conform to the current year expense classification.

A reconciliation between EBITDA by reportable segment to consolidated net loss before income taxes for the three months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,
	2026	2025
EBITDA by segment
Banzai Operating Co.	$(3,987)	(4,626)
OpenReel	56	(82)
Vidello	(152)	168
Total	(4,083)	(4,540)

Reconciliation to loss before income taxes:
Interest income	(3)	—
Interest expense	129	—
Interest expense – related party	202	537
Depreciation and amortization expense	303	300
Gain on extinguishment of liabilities, net	(663)	(146)
Loss on Yorkville SEPA advances	199	362
Loss on debt issuance	159	1,006
Changes in fair value of financial instruments	413	224
Other	224	1,336
Loss before income taxes	$(5,046)	$(8,159)

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

A reconciliation between EBITDA by reportable segment to consolidated net loss before income taxes for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
	2026	2025
EBITDA by segment
Banzai Operating Co.	$(9,595)	$(9,418)
OpenReel	211	(260)
Vidello	(174)	478
Total	(9,558)	(9,200)

Reconciliation to loss before income taxes:
Interest income	(6)	—
Interest expense	138	—
Interest expense – related party	396	895
Depreciation and amortization expense	608	547
Gain on extinguishment of liabilities, net	(657)	(2,719)
Loss on Yorkville SEPA advances	227	747
Loss on debt issuance	1,806	1,280
Changes in fair value of financial instruments	671	568
Other	774	1,211
Loss before income taxes	$(13,515)	$(11,729)

Disaggregation of Revenue

The following table presents the Company's percentage of revenue generated by SaaS product for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
Revenue %	2026	2025
Demio	34.2%	91.0%
OpenReel	45.0%	5.2%
Vidello [1]	18.6%	—%
Reach	2.2%	3.8%
Total	100.0%	100.0%

1 The Vidello acquisition occurred on January 31, 2025 (refer to Note 4 – Acquisitions and therefore does not represent activity for the full six month period in 2025.

For disaggregation of revenue by geographic area, refer to Note 6 – Revenue.

18. Subsequent Events

ConnectAndSell Asset Purchase

On July 2, 2026, we acquired substantially all the assets of ConnectAndSell, Inc. (“ConnectAndSell”) an AI-powered sales enablement platform serving B2B organizations across financial services, healthcare, technology, and other industries. ConnectAndSell’s AI sales acceleration platform is designed to improve seller productivity by helping sales teams spend more time in live conversations with qualified decision-makers. The acquisition brings a powerful sales acceleration platform into Parabolic’s portfolio, extending the Company’s reach across more of the customer revenue journey. For more information regarding this acquisition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

Transaction Financing

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

On July 1, 2026 (the “Effective Date”), the Company and its subsidiaries (together, the “Borrowers”) entered into a Subordinated Business Loan and Security Agreement (the “Loan Agreement”) with Agile Capital Funding, LLC, as collateral agent, and Agile Lending, LLC, as lead lender (together, with any assignees party thereto, the “Lenders”). Pursuant to the Loan Agreement, the Borrowers issued a Subordinated Secured Promissory Note ("Agile Note #8”), dated July 1, 2026, in the aggregate principal amount of $2.1 million, and received $2.0 million of proceeds, net of a $100 Administrative Agent Fee. Agile Note #8 is repayable in 32 weekly installments of approximately $95, representing a payment multiplier of 1.44x, and all amounts are due on February 10, 2027 (the “Maturity Date”). Borrowers may voluntarily prepay Agile Note #8 in full, and if repaid within 30, 45, or 60 days after the Effective Date, the total loan payoff amount is reduced to $2.625 million, $2.73 million, or $2.835 million, respectively.

Agile Note #8 is secured by a continuing security interest in substantially all assets of the Borrowers (the “Collateral”), and both the Collateral and the Borrowers’ repayment obligations under Agile Note #8 are subordinate to existing senior indebtedness, including indebtedness owed to CP BF Lending, LLC, 3i, LP, and Hudson Global Ventures, LLC.

The Loan Agreement contains customary covenants and events of default. Upon the occurrence of an Event of Default, the Lenders may, at their option, declare the entire unpaid principal balance of Agile Note #8, together with all accrued interest and other charges, immediately due and payable, and exercise any and all rights and remedies available under the Loan Agreement and applicable law, including repossession of the Collateral. In addition, interest on outstanding Obligations will accrue at the Default Rate, which is equal to the otherwise applicable interest rate plus five percentage points (5.00%).

Aegis Public Offering

On July 14, 2026, we closed a previously announced underwritten public offering with gross proceeds to the Company of approximately $0.9 million, before deducting underwriting fees and other offering expenses payable by the Company. The offering consisted of the sale of 327,273 shares of Class A common stock. The public offering price per share was $2.75. We intend to use the net proceeds from the offering for working capital and other general corporate purposes. Solely to cover over-allotments, if any, the Company has granted Aegis Capital Corp. a 45-day option to purchase up to 36,364 additional shares of Common Stock. The purchase price to be paid per additional share of Common Stock will be equal to the public offering price of one Common Stock, less the underwriting discount.

CP BF Letter Agreement

On July 17, 2026, the Company, the Guarantors and CP BF entered into another letter agreement pursuant to which CP BF may not convert any portion of the Note, and the Company may not issue shares to CP BF thereunder, to the extent CP BF and its affiliates would beneficially own more than 9.99% of the Class A Common Stock outstanding after giving effect to such conversion or issuance.

Yorkville Advanced Notice Settlements

Subsequent to June 30, 2026, the Company issued Advance Notices to Yorkville pursuant to the SEPA and requested aggregate purchases of 190,000 shares of the Company's Class A Common Stock at an aggregate gross value and net proceeds of approximately $334 and $321, respectively.

1800 Diagonal Note Issuances

On July 17, 2026, the Company issued a promissory note ("1800 Diagonal Note #14") for an aggregate principal amount of approximately $135 and received net proceeds of approximately $110, after discount and transaction fees. The note has a maturity date of April 15, 2027, and bears interest at 77.7% per annum.

On August 12, 2026, the Company issued a promissory note ("1800 Diagonal Note #15") for an aggregate principal amount of approximately $144 and received net proceeds of approximately $118, after discount and transaction fees. The note has a maturity date of May 15, 2027, and bears interest at 74.4% per annum.

1800 Diagonal Note Conversions

On August 5, 2026 and August 14, 2026, the Lender exercised its contractual conversion option under the December 1800 Diagonal Note and and the January 1800 Diagonal Note, respectively, and received an aggregate of approximately 57 thousand shares of Class A Common Stock at conversion prices ranging from $1.245 to $1.305, in satisfaction of approximately $37 and $35 of the Company's obligations under the December 1800 Diagonal Note and the January 1800 Diagonal Note, respectively.

BANZAI INTERNATIONAL, INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise stated, except share and per share data)

UCAP LLC Convertible Note Issuance

On August 5, 2026, the Company issued a 12% convertible redeemable note to UCAP LLC ("UCAP Note") for an aggregate principal amount of approximately $556 and received net proceeds of approximately $480, after discount and transaction fees. The note matures on August 5, 2027 and is convertible into shares of the Company's Class A Common Stock at a variable conversion price based on the market price of the Company's Class A Common Stock. The Company has elected to account for the note under fair value option.

Boot Capital Conversion

On August 6, 2026, the Lender exercised its contractual conversion option under the Boot Capital Note and received an aggregate of approximately 17 thousand shares of Class A Common Stock at a conversion price of $1.305 in satisfaction of approximately $22 of the Company's obligations under the Note.

3i, LP Private Placement Convertible Note Payoff

On August 7, 2026, the Company paid cash of approximately $600 to 3i, LP, and the February 3i Note was fully repaid.

3i, LP Private Placement Convertible Note Issuance

On August 12, 2026, the parties held an additional closing pursuant to the terms of the Purchase Agreement (the “August 2026 Closing”) and the Company issued an additional convertible note (the "3i Note #5"), additional buyer warrants (the “3i Note #5 Warrants"), and additional Financial Advisor warrants (the "3i Note #5 FA Warrants").

The 3i Note #5 has an original principal amount of $1,100, matures on August 12, 2027, and has a initial conversion price of $1.96 per share that is subject to a floor price of $0.35. Upon issuance, the Company received proceeds of approximately $1.0 million, net of OID and issuance fees and costs.

The 3i Note #5 Warrants allow for the purchase of up to 112,531 shares of Common Stock at an initial exercise price of $1.96 per share, are exercisable immediately upon issuance, and expire on August 12, 2029. The 3i Note #5 FA Warrants allow for the purchase of up to 35,714 shares of Common Stock at an initial exercise price of $2.45 per share, are exercisable immediately upon issuance, and expire on August 12, 2031.

Other than the specific terms described above, the 3i Note #5, the 3i Note #5 Warrants, and the 3i Note #5 FA Warrants have the same terms as the 3i, LP Private Placement Convertible Notes, the Private Placement Warrants and the Financial Advisor Warrants that are more fully described in Note 11 – Debt, see – 3i, LP Private Placement Offering.

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

Overview

We are a Marketing Technology (MarTech) company that produces data-driven marketing and sales solutions for businesses of all sizes. Our mission is to help our customers accomplish their mission - by enabling better marketing, sales, and customer engagement outcomes. We endeavor to acquire companies strategically positioned to enhance our product and service offerings, increasing the value provided to current and prospective customers.

Effective on August 6, 2026, we began doing business under the trade name "Parabolic." This rebrand does not change our legal name, which remains Banzai International, Inc., howeer, in connection with the rebrand, the trading symbols for our Class A common stock, par value $0.0001 per share (the "Class A Common Stock") and redeemable warrants on The Nasdaq Capital Market changed from "BNZI" and "BNZIW" to "PARA" and "PARAW," respectively, effective on August 7, 2026. The rebranding reflects the evolution of the Company’s vision from a marketing technology point-solution provider to a cost efficient platform that invests in and grows companies offering AI-powered solutions to the B2B channel across the full customer lifecycle. Throughout this Report, we may refer to the Company as Banzai or Parabolic.

We were founded in 2015. The first product we launched was Reach, a SaaS and managed services offering designed to increase registration and attendance of marketing events, followed by the acquisition of Demio, a SaaS solution for webinars designed for marketing, sales, and customer success teams, in 2021 and the launch of Boost, a SaaS solution for social sharing designed to increase attendance for Demio-hosted events by enabling easy social sharing by event registrants, in 2023. We acquired OpenReel in 2024, both Vidello and the assets of Superblocks in 2025, and the assets of ConnectAndSell in 2026, further expanding our platform and customer base.

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

Second Quarter 2026 Financial and Operational Highlights

•
Revenue decreased 27.3% to $2.3 million for second quarter 2026 compared to second quarter 2025. Total cost of revenue decreased by 18.8% quarter over quarter.
•
Gross profit was $1.8 million for second quarter 2026, compared to $2.6 million in second quarter 2025. Gross margin was 80.2% in second quarter 2026 compared to 82.3% in second quarter 2025.
•
Net loss decreased to $5.0 million for second quarter 2026, compared to $7.9 million in second quarter 2025, which represents a $3.0 million improvement quarter over quarter.

▪
Stockholders' equity increased to $12.2 million as of June 30, 2026; we converted $0.6 million of debt to equity, which included paying off the Yorkville convertible notes, and raised an additional $1.2 million from the SEPA during second quarter 2026.

ConnectAndSell Asset Purchase

On July 2, 2026, we completed the acquisition of substantially all assets of and certain specified liabilities of ConnectAndSell, Inc., an AI sales acceleration platform. ConnectAndSell serves approximately 250 B2B organizations such as Intuit, RingCentral, Truckstop, and SAP across financial services, healthcare, technology, and other industries. ConnectAndSell’s FY 2025 revenue was $14.7 million, with a gross margin of 86%.

Under the terms of the Asset Purchase Agreement (“APA”), total consideration was $13.2 million, comprised of: closing consideration of $750 thousand in cash, 294,917 shares of Class A Common Stock and 1,685,175 Pre-Funded Warrants (together valued at $5.9 million), and a one year promissory note ("C&S Note") for $1.8 million issued at Closing bearing interest at 8% per annum, repayable in quarterly payments; deferred consideration totaling $4.75 million; and earn-out payments tied to revenue performance in the twelve months following closing.

The deferred consideration consists of a first deferred cash payment of $1.5 million due no later than 10 days after closing, and a second deferred cash payment of $3.25 million payable within three (3) business days following the earlier of (x) the date that the SEC declares effective the registration statement covering the securities issued in the Private Placement (as defined below) and (y) December 31, 2026, provided that if the second deferred cash payment becomes due and payable after September 30, 2026, the amount will be increased by simple interest at a rate of 8% per annum from September 30, 2026 until repaid.

Shares of Common Stock with an aggregate value of $1.34 million (based on the Closing VWAP) will be withheld by the Company at the Closing and retained for a period of twelve (12) months following the Closing as security for ConnectAndSell’s indemnification obligations under the APA (“Holdback Shares”). Subject to certain limited exceptions, ConnectAndSell’s aggregate indemnification liability for breaches of representations and warranties is limited to the Holdback Shares, subject to a deductible equal to one percent (1.0%) of the purchase price. The Holdback Shares will be released to ConnectAndSell within five (5) business days after the expiration of the survival period, less any shares retained in satisfaction of or reserved for pending indemnification claims.

The APA contains ownership limitations whereby the Company may not issue shares to ConnectAndSell that would result in ConnectAndSell and its affiliates beneficially owning more than 9.99% of the Common Stock outstanding immediately following the Closing (the “Beneficial Ownership Limitation”), or more than 19.99% of the Common Stock and Class B common stock outstanding immediately prior to the Closing. The Company will issue Pre-Funded Warrants one for one at an exercise price of $0.0001 in lieu of shares if restricted by Beneficial Ownership Limitations.

The Company must obtain stockholder approval for the issuance of shares of Common Stock (including shares underlying the Pre-Funded Warrants) to the extent required to comply with Nasdaq Listing Rule 5635 (the “Stockholders’ Approval”). The Company’s board of directors has approved the APA and recommends that the Company’s stockholders vote to approve the share issuance. If the Stockholders’ Approval is not obtained within 120 days following the Closing (or such longer period as mutually agreed by the parties in writing), the Company will be required to pay ConnectAndSell in cash an amount equal to the Closing Non-Cash Consideration (as defined in the APA) within 30 days thereafter, upon which ConnectAndSell will surrender to the Company for cancellation the Pre-Funded Warrants (or portions thereof) corresponding to such cash payment.

At Closing, the Company’s CEO and Chairman of the Board, Joe Davy, executed a Voting and Support Agreement requiring him to vote all the shares beneficially owned by him in favor of issuing Shares of Common Stock and Pre-Funded Warrants contemplated by the APA to meet Nasdaq listing standards.

At Closing, the Company entered into a registration rights agreement with ConnectAndSell, pursuant to which the Company will agree to register for resale the shares of Common Stock and the Pre-Funded Warrants issued pursuant to the APA, and the shares of Common Stock issuable upon exercise of the Pre-Funded Warrants. The Company has agreed to file a registration statement within thirty (30) days following the Closing and to use commercially reasonable efforts to cause such registration statement to be declared effective within ninety (90) days following the Closing (or one hundred twenty (120) days if the SEC reviews and has written comments to the registration statement), and to use commercially reasonable efforts to maintain the effectiveness of the registration statement, subject to liquidated damages if these obligations are not met.

We believe the addition of ConnectAndSell strengthens its position as a provider of integrated marketing and sales technology solutions while creating meaningful cross-sell opportunities across the combined company’s customer base. The transaction also furthers our strategy of building a powerful platform of revenue-generating software solutions. The majority of ConnectAndSell’s thirty-eight team members will join Parabolic as part of the transaction, bringing their substantial AI experience to us. We expect to recognize additional financial synergies through cost consolidation by the end of 2026.

This acquisition is expected to materially affect our results of operations going forward. Because the acquisition closed on July 2, 2026, its results of operations will be included in our consolidated results prospectively from that date; historical periods presented in this Quarterly Report do not reflect ConnectAndSell’s operations.

Transaction Financing

On July 1, 2026 (the “Effective Date”), Banzai International, Inc. (the “Company”) and its subsidiaries (together with the Company, the “Borrowers”) entered into a Subordinated Business Loan and Security Agreement (the “Loan Agreement”) with Agile Capital Funding, LLC, as collateral agent (“Collateral Agent”), and Agile Lending, LLC, as lead lender (“Lead Lender” and, together with any assignees party thereto, the “Lenders”). Pursuant to the Loan Agreement, the Borrowers issued a Subordinated Secured Promissory Note (the “Agile Note #8”), dated July 1, 2026, in the aggregate principal amount of $2.1 million, and received $2.0 million of proceeds, net of a $100 Administrative Agent Fee. Agile Note #8 is repayable in 32 weekly installments of approximately $95, representing a payment multiplier of 1.44x, and all amounts are due on February 10, 2027 (the “Maturity Date”). Borrowers may voluntarily prepay Agile Note #8 in full, and if repaid within 30, 45, or 60 days after the Effective Date, the total loan payoff amount is reduced to $2.625 million, $2.73 million, or $2.835 million, respectively.

Agile Note #8 is secured by a continuing security interest in substantially all assets of the Borrowers (the “Collateral”), and both the Collateral and the Borrowers’ repayment obligations under Agile Note #8 are subordinate to existing senior indebtedness, including indebtedness owed to CP BF Lending, LLC, 3i, LP, and Hudson Global Ventures, LLC.

The Loan Agreement contains customary covenants and events of default. Upon the occurrence of an Event of Default, the Lenders may, at their option, declare the entire unpaid principal balance of Agile Note #8, together with all accrued interest and other charges, immediately due and payable, and exercise any and all rights and remedies available under the Loan Agreement and applicable law, including repossession of the Collateral. In addition, interest on outstanding Obligations will accrue at the Default Rate, which is equal to the otherwise applicable interest rate plus five percentage points (5.00%).

Aegis Public Offering

On July 14, 2026, we closed a previously announced underwritten public offering with gross proceeds to the Company of approximately $0.9 million, before deducting underwriting fees and other offering expenses payable by the Company. The offering consisted of the sale of 327,273 shares of Class A Common Stock. The public offering price per share was $2.75. We intend to use the net proceeds from the offering for working capital and other general corporate purposes. Solely to cover over-allotments, if any, the Company has granted Aegis Capital Corp. a 45-day option to purchase up to 36,364 additional shares of Common Stock. The purchase price to be paid per additional share of Common Stock will be equal to the public offering price of one Common Stock, less the underwriting discount. The aggregate market value of the shares of Class A Common Stock eligible for sale under the ATM Prospectus Supplement was approximately $0.1 million following the public offering on July 14, 2026, which is based on the limitations of General Instruction I.B.6 of Form S-3.

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

The Business Combination and Public Company Costs

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, 7GC was treated as the acquired company for financial statement reporting purposes. Accordingly, for accounting purposes, the financial statements of Parabolic represent a continuation of the financial statements of Legacy Parabolic with the Business Combination treated as the equivalent of Legacy Parabolic issuing stock for the net assets of 7GC, accompanied by a recapitalization. The net assets of 7GC were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Legacy Parabolic in this and future reports of Parabolic.

Due to the Business Combination, we became the successor to an SEC-registered and Nasdaq-listed company, which required Parabolic to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We incurred and expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees. We are classified as a “smaller reporting company.” As a result, we have been provided with certain disclosure and regulatory relief. Our future results of operations and financial position may not be comparable to Legacy Parabolic’s historical results of operations and financial position as a result of the Business Combination.

Results of Operations

	Six Months Ended June 30,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Operating income:
Revenue	$4,969	$6,506	$(1,537)	(23.6%)
Cost of revenue	971	1,160	189	16.3%
Gross profit	3,998	5,346	(1,348)	(25.2%)
Operating expenses:
General and administrative expenses	13,556	14,546	990	6.8%
Depreciation and amortization expense	608	547	(61)	(11.2%)
Total operating expenses	14,164	15,093	929	6.2%
Operating loss	(10,166)	(9,747)	(419)	(4.3%)
Other expenses (income):
Interest income	(6)	—	(6)	NM
Interest expense	138	—	(138)	NM
Interest expense – related party	396	895	499	55.8%
Gain on extinguishment of liabilities	(715)	(4,489)	(3,774)	(84.1%)
Loss on debt issuance	208	443	235	53.0%
Loss on Private Placement Issuance	1,598	837	(761)	(90.9%)
Loss on extinguishment of debt, net	58	1,770	1,712	96.7%
Change in fair value of financial instruments	1,179	266	(913)	(343.2%)
Change in fair value of financial instruments – related party	43	64	21	32.8%
Change in fair value of convertible notes	(551)	238	789	331.5%
Loss on Yorkville SEPA advances	227	747	520	69.6%
Other (income) expense, net	774	1,211	437	36.1%
Total other expenses, net	3,349	1,982	(1,367)	(69.0%)
Loss before income taxes	(13,515)	(11,729)	(1,786)	(15.2%)
Income tax expense (benefit)	(133)	(157)	(24)	(15.3%)
Net loss	$(13,382)	$(11,572)	$(1,810)	(15.6%)

The percentage changes included in the tables herein present favorable period-over-period amounts and percentages as positive and unfavorable as negative, and percentages not considered meaningful as “NM."

Comparison of the six months ended June 30, 2026 and 2025

Revenue Analysis

	Six Months Ended June 30,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Revenue	$4,969	$6,506	$(1,537)	(23.6%)

Revenue from Banzai Operating, OpenReel and Vidello decreased by approximately $135, $416, and $986 respectively, for the six months ended June 30, 2026.

Cost of Revenue Analysis

	Six Months Ended June 30,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Cost of revenue	$971	$1,160	$189	16.3%

Cost of revenue from Banzai Operating, OpenReel and Vidello decreased by approximately $4, $33, and $152, respectively, for the six months ended June 30, 2026.

Gross Profit Analysis

	Six Months Ended June 30,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Gross profit	$3,998	$5,346	$(1,348)	(25.2%)

Gross profit from Banzai Operating, OpenReel and Vidello decreased by approximately $131, $383 and $834, respectively, for the six months ended June 30, 2026.

Operating Expense Analysis

	Six Months Ended June 30,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Total operating expenses	$14,164	$15,093	$929	6.2%

Total operating expenses remained essentially flat compared to the prior period. Salaries, taxes and benefits, as well as stock-based compensation expense increased during the six months ended June 30, 2026 driven by Banzai Operating and OpenReel. These were partially offset by decreases in marketing expenses and technology expenses during six months ended June 30, 2026 at Banzai Operating and OpenReel, respectively.

Other Expense Analysis

	Six Months Ended June 30,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Total other expenses, net	$3,349	$1,982	$(1,367)	(69.0%)

For the six months ended June 30, 2026, we reported total other expenses, net of approximately $3.3 million. The change in other expenses, net was primarily driven by the following:

▪
Total interest expense of approximately $0.5 million recognized during the six months ended June 30, 2026 compared to $0.9 million during the six months ended June 30, 2025.
▪
Gain on extinguishment of liabilities of approximately $0.7 million recognized during the six months ended June 30, 2026 compared to $4.5 million recognized during the six months ended June 30, 2025.
▪
Loss on issuance of debt of approximately $0.2 million during the six months ended June 30, 2026 compared to $0.4 million during the six months ended June 30, 2025.
▪
Loss on Private Placement Issuance of debt of approximately $1.6 million during the six months ended June 30, 2026 compared to $0.8 million during the six months ended June 30, 2025.
▪
Loss on extinguishment of debt, net of approximately $58 thousand during the six months ended June 30, 2026 compared to $1.8 million during the six months ended June 30, 2025.
▪
Total change in fair value of financial instruments and convertible notes of approximately $0.7 million (loss) during the six months ended June 30, 2026 compared to $0.6 million (loss) during the six months ended June 30, 2025.
▪
Loss on SEPA advances to Yorkville of approximately $0.2 million during the six months ended June 30, 2026 compared to $0.7 million six months ended June 30, 2025.
▪
Other (income) expense was approximately $0.8 million expense during the six months ended June 30, 2026 compared to approximately $1.2 million expense during the six months ended June 30, 2025.

Provision for Income Taxes

	Six Months Ended June 30,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Income tax expense (benefit)	$(133)	$(157)	$24	15.3%

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

At June 30, 2026, we had no unrecognized tax benefits that would impact our effective tax rate if recognized.

Critical Accounting Estimates

Our critical accounting estimates are described in our Annual Report on Form 10‑K for the year ended December 31, 2025. There were no material changes to those critical accounting estimates during the three months ended June 30, 2026.

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

Adjusted EBITDA Analysis

	Six Months Ended June 30,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Adjusted EBITDA (Loss)	$(3,506)	$(1,686)	$(1,820)	(107.9%)

The Adjusted EBITDA decrease is primarily attributable to increased general and administrative expenses.

Net Income/(Loss) to Adjusted EBITDA Reconciliation

	Six Months Ended June 30,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Net loss	$(13,382)	$(11,572)	$(1,810)	(15.6%)
Interest income	(6)	—	$(6)	NM
Interest expense	138	—	(138)	NM
Interest expense – related party	396	895	499	55.8%
Income tax expense (benefit)	(133)	(157)	(24)	(15.3%)
Depreciation and amortization expense	608	547	(61)	(11.2%)
Stock based compensation	2,479	1,093	(1,386)	(126.8%)
Gain on extinguishment of liabilities	(715)	(4,489)	3,774	84.1%
Loss on debt issuance	208	443	235	53.0%
Loss on Private Placement Issuance	1,598	837	(761)	(90.9%)
Loss on extinguishment of debt, net	58	1,770	1,712	96.7%
Change in fair value of financial instruments	1,179	266	(913)	(343.2%)
Change in fair value of financial instruments – related party	43	64	21	32.8%
Change in fair value of convertible notes	(551)	238	789	331.5%
Loss on Yorkville SEPA advances	227	747	520	69.6%
Other (income) expense, net	774	1,211	437	36.1%
Transaction related expenses*	3,573	6,421	2,848	44.4%
Adjusted EBITDA	$(3,506)	$(1,686)	$5,736	340.2%

* Transaction related expenses consist of:

	Six Months Ended June 30,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Professional fees - audit	$403	$498	$(95)	(19.1%)
Professional fees - legal	228	176	52	29.5%
Incremental accounting	300	1,022	(722)	(70.6%)
Market study and M&A support	2,642	4,725	(2,083)	(44.1%)
Transaction related expenses	$3,573	$6,421	$(2,848)	(44.4%)

Liquidity and Capital Resources

Going Concern

As of June 30, 2026 we had cash of approximately $0.6 million. For the six months ended June 30, 2026, while we generated revenue of approximately $5.0 million, we used approximately $9.4 million in cash from operating activities and had a net loss of approximately $13.4 million. We have incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of June 30, 2026, we had a working capital deficit of approximately $16.2 million and an accumulated deficit of approximately $114.2 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year of the date these financial statements were issued.

The ability to continue as a going concern is dependent on Management’s plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plans and continuing to raise capital through debt or equity financings, which is not assured. The accompanying condensed consolidated financial statements have been prepared assuming Parabolic will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Capital structure and sources of liquidity

We have historically funded our operations through a combination of equity and debt financings, including convertible instruments. During 2025, we raised capital through multiple equity and debt financing arrangements with Yorkville, 3i, LP, 1800 Diagonal, Agile, and CP BF, and other lenders and investors. We may seek to raise additional capital through a combination of equity and debt financings, including continued use of our ATM facility and our SEPA to support our operations and expansion through acquisition. See Note 11 – Debt and Note 14 – Equity to our condensed consolidated financial statements in this Report for further discussion of these arrangements.

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

Cash Flows

The following table sets forth certain information related to our cash flows for the six months ended June 30, 2026 and 2025. See also our unaudited condensed consolidated statements of cash flows in this Report:

	Six Months Ended June 30,		Period-over-Period
($ in Thousands)	2026	2025	$	%
Net loss	$(13,382)	$(11,572)	$(1,810)	(15.6%)
Net cash used in operating activities	(9,366)	(9,023)	(343)	(3.8%)
Net cash used in investing activities	—	(2,677)	2,677	100.0%
Net cash provided by financing activities	9,722	12,867	(3,145)	(24.4%)
Net increase in cash	387	1,167	(780)	(66.8%)
Cash at beginning of period	259	1,087	(828)	(76.2%)
Cash at end of period	646	2,254	(1,608)	(71.3%)

Cash Flows for the six months ended June 30, 2026

Net cash used in operating activities was primarily driven by the net loss, and by working capital adjustments totaling $1.4 million (unfavorable), partially offset by adjustments for non-cash items totaling $5.4 million (favorable). The non-cash items primarily consisted of addbacks for stock-based compensation expense of approximately $2.5 million and depreciation and amortization of approximately $0.6 million, the net impact of debt-related transactions (loss on issuance of debt and non-cash interest expense) totaling $1.7 million favorable, and the net impact of change in fair value adjustments (including debt under the fair value option, warrants and derivatives) totaling $0.7 million favorable.

Net cash provided by financing activities was primarily driven by proceeds from issuance of shares under the SEPA totaling approximately $5.5 million, proceeds from issuances of debt (both convertible and term) totaling approximately $3.7 million, proceeds from issuances of shares and warrants totaling $2.7 million, partially offset by repayments of debt totaling $2.2 million.

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

				Total Principal and Accrued Interest due in:
($ in Thousands)	Principal	Accrued Interest	Total Principal and Accrued Interest	Less than 1 year	1 - 3 Years
Debt – 15.5% CP BF convertible notes	$2,798	$1,954	$4,752	$4,752	$—
Debt – Agile	55	—	55	55	—
Debt – Private Placement convertible notes	440	44	484	484	—
Debt – 1800 Diagonal	619	78	697	697	—
Debt – Boot Capital	59	—	59	59	—
Debt – TVT Capital	472	—	472	472	—
Operating leases	42	—	42	31	11
Total capital expenditure commitments and financing requirements at June 30, 2026	$4,485	$2,076	$6,561	$6,550	$11

Capital expenditure commitments and financing requirements arising subsequent to June 30, 2026
ConnectAndSell acquisition – Closing Consideration	$750	$—	$750	$750	$—
ConnectAndSell acquisition – First Deferred Cash Payment	1,500	—	1,500	1,500	—
ConnectAndSell acquisition – Second Deferred Cash Payment	3,250	—	3,250	3,250	—
Debt – C&S Note	1,800	91	1,891	1,891	—
Debt – Agile Note #8	2,100	924	3,024	3,024	—
Debt – UCAP Note	556	66	622	—	622
Debt – 1800 Diagonal Note #14	117	36	153	153	—
Debt – 1800 Diagonal Note #15	125	39	164	164	—
Debt – 3i Note #5	1,100	110	1,210	1,210	—
Total capital expenditure commitments and financing requirements at June 30, 2026	$11,298	$1,266	$12,564	$11,942	$622
Total capital expenditure commitments and financing requirements	$15,783	$3,342	$19,125	$18,492	$633

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

Operating Lease

We have an operating lease for office space. The lease term expires in October 2027. The lease liability balance as of June 30, 2026 represents the future minimum lease payments under non-cancellable leases as liabilities.

Contingent Items

In addition, the Company has contingent obligations related to the ConnectAndSell acquisition, including earn-out payments of an undeterminable amount based on ConnectAndSell's revenue performance through July 2027, and a potential cash payment of up to approximately $5.9 million if stockholder approval for the related share issuance is not obtained by approximately October 30, 2026, payable within 30 days thereafter.

Off-Balance Sheet Arrangements

Parabolic had no off-balance sheet arrangements as of June 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to the previously disclosed material weaknesses in our internal control over financial reporting related to IT general controls, entity‑level controls in accordance with the COSO Integrated Framework, and the period‑end financial close and reporting process, as described in our Annual Report on Form 10‑K for the year ended December 31, 2025 filed with the SEC on March 31, 2026 (the “2025 Form 10‑K”).We remain committed to remediating the material weaknesses and improving our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a‑15(d) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated whether any change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2026, we implemented a new ERP system, which resulted in changes to our information technology environment, business processes, and certain controls within our financial reporting processes. We have designed and implemented controls related to the new ERP system, including controls related to user access and segregation of duties, change management, and controls supporting transaction processing and period‑end financial reporting. We believe these changes are expected to enhance our internal control environment and support our ongoing remediation efforts. Other than the foregoing, and our ongoing remediation activities related to the previously disclosed material weaknesses, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Shares of Class A Common Stock issued to 1800 Diagonal

Between May 5, 2026 and May 11, 2026, the Company issued an aggregate of 36,448 shares of Class A Common Stock pursuant to conversion notices received from 1800 Diagonal to convert an aggregate of approximately $142 thousand in notes the Company previously issued to them; the conversion prices ranged from $3.303 to $4.52 per share.

Shares of Class A Common Stock issued to Agile

During the three months ended June 30, 2026, the Company entered into multiple exchange agreements with Agile on substantially similar terms as the Agile Exchange Agreement pursuant to which the Company issued an aggregate of 274,145 shares of its Class A common stock at conversion prices per share ranging from $2.95 to $12.40 in exchange for a reduction of $1.2 million in the outstanding balance of the March Agile Note. Following these exchanges, the outstanding balance of the March Agile Note was fully extinguished.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as these terms are defined in Item 408(a) of Regulation S-K.

Although the following did not occur during the period covered by this Report, we are reporting it here due to its significance to investors or potential investors. Effective on August 6, 2026, we began doing business under the trade name "Parabolic." This rebrand does not change our legal name, which remains Banzai International, Inc., and in connection with the rebrand, the trading symbols for our Class A common stock and redeemable warrants on The Nasdaq Capital Market changed from "BNZI" and "BNZIW" to "PARA" and "PARAW," respectively, effective on August 7, 2026.

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

2.5

Agreement and Plan of Merger, dated January 22, 2025 by and between Banzai International, Inc. and Act-On Software, Inc. (incorporated by reference to the Current Report on Form 8-K filed on January 23, 2025)

2.6

Asset Purchase Agreement, dated as of July 2, 2026, by and between Banzai International, Inc. and ConnectAndSell, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 7, 2026).

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

3.6

Certificate of Amendment (2025 Stock Split) to Certificate of Incorporation of the Company, dated June 24, 2025. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 27, 2025).

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

4.11	Certificate of Designation of Series FE Preferred Stock (incorporated by reference to the 8-K filed on December 19, 2024).
4.12	Form of Senior Secured Convertible Note (incorporated by reference to the Current Report on Form 8-K filed on July 3, 2025).
4.13	Form of Warrant (incorporated by reference to the Current Report on Form 8-K filed on July 3, 2025).
4.14	Form of Additional Note (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on August 22, 2025).
4.15	Form of Additional Warrant (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-k filed on August 22, 2025).
4.16	Senior Secured Convertible Note (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on February 13, 2026).
4.17	Warrant To Purchase Common Stock (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on February 13, 2026).
4.18	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 7, 2026).
4.19	Form of Employee Indebtedness Note (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 7, 2026).
10.1	Form of Exchange Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 5, 2026).
10.2	Side Letter to Loan Agreement with CP BF Lending, LLC, dated May 15, 2026 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K/A filed on May 18, 2026).
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2026).
10.4	Form of Assignment and Bill of Sale (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 7, 2026).
10.5	Form of Voting and Support Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 7, 2026).
10.6	Form of Reverse Services Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 7, 2026).
10.7

Subordinated Business Loan and Security Agreement, dated July 1, 2026, by and among Agile Capital Funding, LLC, as Collateral Agent, Agile Lending, LLC, as Lead Lender, Banzai International, Inc., and the other Borrowers party thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 7, 2026).

10.8

Subordinated Secured Promissory Note, dated July 1, 2026, by Banzai International, Inc. and the other Borrowers in favor of Agile Lending, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on July 7, 2026).

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

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2026.

BANZAI INTERNATIONAL, INC.

Date: August 14, 2026	By:	/s/ Joseph Davy
Joseph Davy
Chief Executive Officer

Date: August 14, 2026	By:	/s/ Dean Ditto
Dean Ditto
Chief Financial Officer